Form 10QSB
period 1996-03-31
OGDEN MCDONALD & CO
filed 1996-05-14
CIK 928375

U.S. SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549


                                            Form 10-QSB

                                      Quarterly Report Under
                                the Securities Exchange Act of 1934

                                For Quarter Ended:  March 31, 1996

                                 Commission File Number:  0-24682



                                     OGDEN, MCDONALD & COMPANY
              (Exact name of small business issuer as specified in its charter)



                                             Colorado
                  (State or other jurisdiction of incorporation or organization)

                                            84-1125214
                                 (IRS Employer Identification No.)

                                3140-K S. Peoria Street, Suite 230
                                         Aurora, Colorado
                             (Address of principal executive offices)

                                               80014
                                            (Zip Code)

                                          (303) 755-9832
                                    (Issuer's Telephone Number)


(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days:   Yes
__X__   No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1996, was 500,000 shares.

PAGE

                                              PART I


ITEM 1.     FINANCIAL STATEMENTS.

      The unaudited financial statements for the nine month period ended March 31, 1996, are attached hereto.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

      The Company generated no revenues during the nine month period ending March 31, 1996. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

      The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plan of engaging in a business opportunity, either by merger or acquisition of assets. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition.

      Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

                                    PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS - NONE

ITEM 2.     CHANGES IN SECURITIES - NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.     OTHER INFORMATION - NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K -

            (a)    Exhibits

                   EX-27       Financial Data Schedule

            (b) Reports on Form 8-K - The registrant filed a Form 8-K on February 5, 1996, reporting the execution of a letter of intent on January 16, 1996, with Axion Software, Inc. ("Axion"), a privately held Colorado corporation, whereby the registrant agreed in principle to acquire all of the issued and outstanding shares of Axion in exchange for issuance by the registrant of previously unissued "restricted" common stock.

OGDEN, MCDONALD & COMPANY
(A Development Stage Company)
Unaudited
Balance Sheet
                                              Unaudited         Audited
                                              March 31          June 30
                                                 1996             1995
                                              _________       ___________
ASSETS

  Current Assets - Cash                       $       0       $         0
                                              _________       ___________
TOTAL ASSETS                                  $       0       $         0


LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities                                 $       0       $         0

SHAREHOLDERS' EQUITY

  Common Stock, No Par Value;
  800,000,000 Shares Authorized,
  500,000 Issued and Outstanding at
  March 31, 1996, and June 30, 1995,
  respectively                                $     500       $       500

  Preferred Stock, No Par Value;
  10,000,000 Shares Authorized,
  No Shares Issued and Outstanding                    0                 0

  Deficit Accumulated During
    the Development Stage                          (500)             (500)
                                              _________       ___________
Total Shareholders' Equity                    $      (0)      $        (0)
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $         0





OGDEN, MCDONALD & COMPANY
(A Development Stage Company)
Unaudited
Statement of Operations
                                 For the       For the    October 13, 1989
                               Nine Months    Nine Months    (Inception)
                                  Ended          Ended          Thru
                                March 31,      March 31,      March 31,
                                   1996          1995           1996
                              ____________   ____________   _____________
Income                        $          0   $          0   $           0

Expenses                                 0              0               0

Net (Loss) Accumulated
  During The Development
  Stage                       $          0   $          0  $         (500)


Net (Loss) Per Share          $     ($0.00)   $    ($0.00) $       ($0.00)

Common Shares
  Outstanding                      500,000        500,000         500,000



OGDEN, MCDONALD & COMPANY
(A Development Stage Company)
Unaudited
Cash Flow Statement
                                    For the        For the   October 13, 1989
                                  Nine Months    Nime Months    (Inception)
                                     Ended          Ended           Thru
                                   March 31,      March 31,       March 31,
                                      1996          1995            1996
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net Profit (Loss)
     Accumulated During The
     Development Stage           $          0   $          0   $        (500)
    Amortization and
     Depreciation                           0              0               0
    Services Performed
     Not Paid by Cash                       0              0             500
                                 ____________   ____________   _____________
  Net Cash Flows
    From Operations                         0              0               0

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0              0               0
                                 ____________   ____________   _____________
  Net Cash Provided
    by Financing Activities                 0              0               0
                                 ____________   ____________   _____________

Net Increase (Decrease) in Cash             0              0               0

Cash At Beginning of Period                 0              0               0
                                 ____________   ____________   _____________
Cash At End of Period            $          0   $          0   $           0

Supplementary Disclosure of
  Cash Flow Information:

    Noncash Financing Activities:
      Common Stock Issued
      For Services               $         0    $         0   $         500


OGDEN, MCDONALD & COMPANY
(A Development Stage)
Unaudited
Statement of Shareholders' Equity
                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ____________  ______  __________  ___________  _______
Balance at
  October 13, 1989                0  $    0  $        0  $        0   $     0

Issuance of Common Stock:
  October 13, 1989 - For
  Services At $.001
  Per Share                 500,000  $  500           0           0       500

Net (Loss)                                                     (500)     (500)
                       ____________  ______  __________  ___________  _______
Balance at
  June 30, 1990, 1991
  1992, 1993, 1994,
  & 1995                    500,000     500           0        (500)        0

Net (Loss)                                                        0         0
                       ____________  ______  __________  ___________  _______
Balance at
  March 31, 1996            500,000     500           0  $     (500)  $     0



                                     OGDEN, MCDONALD & COMPANY

                                   (A Development Stage Company)


                              NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the nine month periods ended March, 1996 and 1995, and for the periods from inception at October 13, 1989, to March 31, 1996, (b) financial position at March 31, 1996, and June 30, 1995, and (c) the cash flows for the nine months ended March 31, 1996 and 1995, and for the period from inception, October 13, 1989 (inception) to March 31, 1996, have been made.


NOTE 2.

The results for the nine month period ended March 31, 1996, are not necessarily indicative of the results for the entire fiscal year ended June 30, 1996.

                                            SIGNATURES


      Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OGDEN, MCDONALD & COMPANY
                                      (Registrant)

                                      Dated: May 14, 1996



                                      By:  Matthew J. Kavanagh, III
                                           Matthew J. Kavanagh, III
                                           President

                                     OGDEN, MCDONALD & COMPANY

                         Exhibit Index to Quarterly Report on Form 10-QSB
                               For the Quarter Ended March 31, 1996

EXHIBITS

  EX-27     Financial Data Schedule