Form 10KSB
period 1996-06-30
OGDEN MCDONALD & CO
filed 1996-10-07
CIK 928375

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the fiscal year ended: June 30, 1996

or   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from: _____ to _____

                      Commission file number: 0-24682

                             OGDEN, MCDONALD & COMPANY
                (Name of small business issuer in its Charter)

           Colorado                                          84-1125214
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)


           1300 Post Oak Boulevard, 9th Floor, Houston, Texas 77056 (Address of principal executive offices, including zip code)

                              (713) 629-8300
                        (Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

                        Common Stock, No Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.     Yes [X]
No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $ -0-.

As of September 27, 1996, 16,007,500 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $19,291,250.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     Ogden, McDonald & Company (the "Company") was incorporated under the laws of the State of Colorado on October 13, 1989. The Company was originally formed for the primary purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate.

     In August 1994, the Company filed a registration statement with the Securities and Exchange Commission on Form 10-SB, wherein it registered its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "34 Act"). As a result, the Company became a fully reporting company under the 34 Act, which management believed enhanced the Company's ability to attract a suitable private merger or acquisition candidate.

     Until July 22, 1996, when the Company acquired 100% of the outstanding common stock of Worldwide Petromoly Corporation, the Company had no operations other than issuing stock to its original shareholders. As such, the Company was a "shell" company whose sole purpose was to locate and consummate a merger or acquisition with a private entity.

     On July 22, 1996, the Company completed a reverse acquisition of 100% of the outstanding common stock of Worldwide Petromoly Corporation ("Petromoly") in exchange for 14,507,500 shares of the Company's Common Stock which resulted in the shareholders of Petromoly acquiring approximately 90.6% of the shares outstanding in the Company.

     The Company is in the process of soliciting proxies for a shareholders meeting scheduled for October 11, 1996. One of the items on the agenda is a proposal to change the name Ogden, McDonald & Company to Worldwide Petromoly, Inc.

     Unless the context otherwise requires, the term "Company" as used herein refers to the Company and its wholly-owned subsidiary, Worldwide Petromoly Corporation.

DESCRIPTION OF BUSINESS

     Petromoly is engaged in the business of manufacturing, marketing and distributing a line of molybdenum fortified lubricant products called "Petromoly." Petromoly is an extended drain, high performance engine oil designed to enhance and maintain all types of engines at their peak levels.

     Prior to the completion of Petromoly's private offering during July, 1996, Petromoly had focused its efforts on product development, field testing and the development of a small customer base to acquire testimonial support for the product technology.

     With the proceeds of the private offering (approximately $4,000,000) the Company has the financing in place to carry out its business plan. On August 1, 1996 Petromoly hired James Danner who has been elected as President of Petromoly, and Fred Lehman has been elected to serve as Vice President of Marketing. The Company has also hired one commissioned sales person. The Company's immediate focus is on adding new commercial and industrial customers. This process takes three to six months because such customers typically want to test the Company's products for 90 days before making any decisions.

     Some of the Company's current customers are Continental Airlines, Enron, Kyle Railroad, Northcoast Railroad, Alaska Railroad and The Oil Connection Lube Centers.

     Based on various tests which have been conducted the Company believes that its product line offers several competitive advantages over other products. These benefits include a significant increase in fuel economy, longer engine life, and an ability to substantially reduce harmful exhaust emissions, engine wear and friction.

     PRINCIPAL PRODUCTS

     The Company currently offers the following products for the markets indicated:

     1. Industrial Oil - HD SAE 40 Engine Oil - This was Petromoly's first product and it is used as a general purpose industrial oil. It is available in one quart containers, fifty-five gallon drums and in bulk shipments.

     2. Railroads - HD SAE 40 RR Engine Oil - The railroad industry is a major market for Petromoly. The Company has received favorable test results from Kyle Railroad, North Coast Railroad and Washington Central Railroad. This product is available in fifty-five gallon drums up to rail car quantities.

     3. Passenger Cars, Light Duty Trucks, Vans and Utility Vehicles - LDF SAE 10W-30.

     4.   Natural Gas Compressor Applications - NGC SAE 30 or SAE 40.

     5. Automotive Additive - Moly Extra - This product is sold by the pint or in eight ounce containers to be added at every oil change.

PATENTS, TRADEMARKS AND LICENSES

     During November, 1994, Petromoly filed an application with the United States Patent and Trademark Office for a patent on petromoly. During December, 1995, Petromoly received a Notice of Allowability indicating that a patent would be granted for petromoly provided that certain formalities are met. Petromoly has filed a continuance for three years to protect the disclosure in the patent application from the public. The Company also holds the rights to the registered trademark "Petromoly."

COMPETITION

     Management believes that there is no other fully formulated motor oil like petromoly on the market. The major competitive products are the synthetic oils, however, their additional expense is often not justified by actual benefits. In many industrial applications there are also operational limitations to the synthetic oils. Conventional motor oils differ according to their additive packages. Most general use oils are similar in their makeup. As a result, there is heavy competition in the consumer oils market due to similarity of the products.

     Pennzoil has been the market share leader in passenger car motor oils for 12 years. It introduced its first synthetic motor oil, Performax 5W-50, in late 1992. Pennzoil has a nationwide distribution system and they continue to expand to the international market.

     The Quaker State Corporation is another major competitor in the passenger car motor oil industry with distribution and products very similar to Pennzoil.

     The industrial market has substantially less competition due to the unique operational requirements of many industrial applications. In these applications the customers are less sensitive to the purchase price of the product and base their purchasing decisions on extensive real-life testing to determine operational advantages and cost savings from prospective products. This process is more time consuming than traditional consumer sales due to its one-on-one sales requirements.

     The Company intends to compete both in the industrial and consumer motor oil markets by offering a product which the Company believes provides significant benefits over competing products. The major focus will be in the commercial and industrial areas

MARKETING

     Currently nearly all of the Company's personnel, including Directors, are involved in marketing the Company's products. The target markets are industrial and commercial users. The methodology used is primarily personal sales contact and referral sales.

MANUFACTURING

     Petromoly is not a synthetic, has no exotic ingredients, and is relatively inexpensive to produce. The secret to petromoly's success is the proprietary blending process which combines common components with high-grade base oil stock. To provide rapid response to market needs without significant capital investment, the Company has chosen to use existing contract blending companies to produce the Company's products.

     The blending facility at this point is Forsythe Lubrication Association, Ltd. in Canada. Forsythe is producing railroad products, 15W-40 and 10W-30. They are also producing the car oil additive. LSC in California and South Coast Terminals in Texas are also under contract for production and will expand as the market grows. Mega Lubricants is producing all of the Company's packaged goods (i.e. quarts and gallons) for the trucking and car oil markets. With these three producers, the Company is able to produce and ship products economically to any locality in the United States or Canada. Additional manufacturers will be selected as necessary.

EMPLOYEES

     The Company presently has 10 employees.

MAJOR CUSTOMERS

     During the year ended December 31, 1995, approximately 80% of Petromoly's revenues were received from Alaska Railroad. As a result of excess inventory levels and certain internal matters, this customer ceased purchases from the Company in June of 1996, and is not expected to resume purchases until early 1997.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company maintains its corporate offices at 1300 Post Oak Boulevard, 9th Floor, Houston, Texas 77056. The Company rents approximately 932 square feet at this location and pays approximately $1,200 per month for rent pursuant to a lease which expires on December 14, 2001. The Company also rents approximately 5,184 square feet at 757 Kenrick, Suite 112, Houston, Texas 77060, pursuant to a lease which requires monthly payments of approximately $2,330 and which expires September 30, 1999.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which it is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     (a) MARKET INFORMATION. The Company's Common Stock commenced trading on the over-the-counter market on August 28, 1996, under the symbol "OGDM". The following table sets forth the high and low bid price for the Company's Common Stock for the periods indicated as reported by one of the Company's market makers. These prices are believed to be inter-dealer quotations and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

             Quarter Ended                 High Bid     Low Bid

             September 30, 1996             $6.25        $2.00

     (b) HOLDERS. As of September 27, 1996, the Company had approximately 45 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     RESULTS OF OPERATIONS - OGDEN, MCDONALD & COMPANY

     During the fiscal year ended June 30, 1996, and since its formation, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. No revenues were received by the Company during the fiscal year and no expenses were incurred.

     With the reverse acquisition of Worldwide Petromoly Corporation, the Company's results of operations will change significantly to reflect the activities of this subsidiary.

     RESULTS OF OPERATIONS - WORLDWIDE PETROMOLY CORPORATION ("Petromoly")

     YEAR ENDED DECEMBER 31, 1995, COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Total net sales for the year ended December 31, 1995, was $417,579 as compared to $342,465 for the year ended December 31, 1994, a 22% increase. The major railroad customer accounted for approximately 80% of the sales in 1995 and 59% of the sales in 1994. The increase in sales was attributed to the increased sales to Petromoly's major railroad customer. As a result of excess inventory levels and certain internal matters, this customer ceased purchases from the Company in June of 1996, and is not expected to resume purchases until early 1997.

     Cost of sales as a percentage of net sales increased slightly from 77.4% for the year ended December 31, 1994, to 79% for the year ended December 31, 1995. This percentage was nearly the same for both years because the specifications and formulation for the products sold were essentially the same. The Company is currently testing reformulations of its products to see if the products can be made with less molybdenum disulfide and still maintain their performance characteristics. If successful, this would reduce the cost of sales in the future.

     Selling, general and administrative expenses decreased from $298,306 for the year ended December 31, 1994, to $271,683 for the year ended December 31, 1995, an 8.9% decrease. As a percentage of net sales, selling, general and administrative expenses decreased from 87.1% in 1994 to 65.1% in 1995. The primary reason for the decrease was a drop in salary expense since one less engineer was employed during most of 1995.

     Miscellaneous income increased from $7,802 in the year ended December 31, 1994, to $16,195 in the year ended December 31, 1995, because the Company had a subtenant for some of its office space during the full 1995 year. This sublease terminated during March 1996.

     Interest expense increased from $1,583 in the year ended December 31, 1994, to $3,682 in the year ended December 31, 1995, due to increased borrowings during the year.

     LIQUIDITY AND CAPITAL RESOURCES.

     At December 31, 1995, Petromoly had a negative working capital of $(113,702), as compared to a negative working capital of $(148,361) at December 31, 1994. The increase in working capital was primarily due to the advances received from Petromoly's principal stockholder.

     Operating activities for the year ended December 31, 1995, utilized cash of $139,484 as compared to $219,918 for the year ended December 31, 1994. The reduced utilization of cash resulted primarily from the lower net loss in 1995.

     Cash flow of $142,219 was provided from financing activities for the year ended December 31, 1995, as compared to $214,807 for the year ended December 31, 1994. During 1995, $206,219 was provided by advances from Petromoly's principal stockholder, and this was reduced by $64,000 of repayments on the line of credit.

     During July 1996, Petromoly sold 2,007,500 shares of its common stock at $2.00 per share in a private offering to non-U.S. investors for total gross proceeds of $4,015,000. These shares were exchanged for 2,007,500 of the Company's shares as part of the exchange transaction described in Item 12.

     As of September 30, 1996, Petromoly had a $65,000 revolving line of credit with a bank which expires in December 1996. As of September 30, 1996, Petromoly had no outstanding borrowings under this line of credit.

     As of September 30, 1996, the Company had no material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS.

     Please see pages F-1 through F-23.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On September 19, 1996, the Company's former auditors resigned and the Company engaged BDO Seidman, LLP as its independent accountants for the fiscal year ended June 30, 1996. The details of this change in accountants has been previously reported in the Company's Form 8-K dated September 19, 1996.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company and its wholly-owned subsidiary, their ages and positions held in the Company are as follows:

      NAME               AGE               POSITIONS HELD AND TENURE

Gilbert Gertner          71         Chairman of the Board of the Company and
                                    Chairman of the Board and Chief Executive
                                    Officer of Petromoly

Robert Goldberg          46         President and Director of the Company
                                    and Director of Petromoly

Fred Lehman              57         Vice President of Marketing of Petromoly

Lance Rosmarin           34         Secretary and Director of the Company and
                                    Secretary, Treasurer and Director of
                                    Petromoly

James Danner             47         President of Petromoly

     Except for the fact that Gilbert Gertner is the step-father of Lance Rosmarin, there is no family relationship between any officer and director of the Company.

BUSINESS EXPERIENCE

     The following is a brief account of the education and business experience during at least the past five years of the Company's directors, executive officers, and key employees, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

     GILBERT GERTNER has served as the Chairman of the Board of the Company since July 22, 1996, and Chairman of the Board and CEO of Petromoly since April 15, 1993.

     Gilbert Gertner was born and raised in New York City and entered the real estate business in New York in 1946 as a real estate salesman. He became a partner in the firm, with holdings in several states consisting of hospitals, motels and office buildings and other businesses.

     In 1964, Mr. Gertner came to Houston where he had major holdings. In 1965 he entered the apartment business with a purchase of 1,900 apartments. He became involved in general real estate and specifically in the area of apartments, motels, mobile home parks, restaurant franchising, nursing homes, hospitals, land developments and businesses.

     From 1977 to 1992, he was the senior partner of Gertner, Aron, Ledet and Lewis Investments, an investment company which was involved in apartment construction, shopping center development, mini-warehouse development, business purchases, financing and medical investments.

     In 1992, Mr. Gertner formed his own company, Gertner Investments. He serves on the Board of Directors of one of his companies, CXR Telecom Communications, located in San Jose, California. He has served, or still serves as Chairman of the Board of several public and privately held corporations which include: DATA Systems Software, Inc. (NASDAQ -- DSSI), which provides sophisticated software services and products to commercial and military customers (1990 - 1991); Citadel Computer Systems, Inc. (NASDAQ --
NOFF), which produces a line of network security computer software (1992 to present); GGR Oil, Inc., which manages a chain of Texaco Express Lube centers, and Pennzoil related lube centers, located in Texas and Florida, which employs over 100 people (1993 to present); and National Recycling Group, an oil and oil filter recycling company (1994 to present).

     He has owned and operated many hospitals, including Pasadena General, Medical Arts Hospital Building, Southmore Hospital and Peachtree Hospital (Atlanta), Villa Capri (Austin, Texas), and the Villa Inn (Dallas, Texas). He has also owned and operated over 6,000 apartment units in Houston and Pasadena, Texas.

     In 1990, Mr. Gertner was honored with the Zionist Organization of
America ("ZOA") "Man of the Year" award, commending him has a civic leader and humanitarian. Mr. Gertner is a member of Congregation Beth Yeshuran. He has served in numerous communal activities in the UJA Prime Minister's Mission.

     Mr. Gertner spends approximately 80% of his time on the Company's business.

     ROBERT GOLDBERG has served as President and a Director of the Company since July 22, 1996, as President of Petromoly from April 15, 1993, until September 3, 1996, and as a Director of Petromoly since April 15, 1993.

     From 1986 until 1988, Mr. Goldberg was the General Manager of Gregg Bingham's Ten Minute Oil'R Change, a small two store operation in the quick lube industry in Houston. He joined Jiffy Lube International as Director of Operations for 37 Houston area centers in 1988. During this period, Jiffy Lube decided to sell all the company stores and Bob moved into franchise sales for Jiffy Lube and became their leading salesman. After Jiffy Lube was acquired by Pennzoil in 1990, Mr. Goldberg left the company. From 1990 until June 1992, he consulted in the quick lube business, becoming known in the Houston area for his expertise.

     In June 1992, G.G.R. Oil, Inc. was formed, with Mr. Goldberg as
President and a director, to purchase two stores in the Houston market which Texaco had been trying to operate, unsuccessfully. From this base, G.G.R. Oil, Inc. has expanded to a total of 15 stores in Houston and West Palm Beach, Florida. In the Houston market the stores operate under the name Texaco Express Lube, while the stores in Florida are known as the Oil Connection.
Mr. Goldberg continues to serve as President of G.G.R. Oil, Inc.

     Mr. Goldberg received an Engineering Degree from the University of Michigan in 1972.

     Mr. Goldberg spends approximately 15% of his time on the Company's business.

     LANCE ROSMARIN has served as Secretary and a Director of the Company since July 22, 1996, and as Secretary, Treasurer and a Director of Petromoly since April 15, 1993. Since 1993, he has been a partner in Gertner Investments, an investment company with investments in real estate and other businesses. From 1990 until 1993, Mr. Rosmarin was employed by Gertner, Aron, Ledet and Lewis Investments. He has served as Secretary, Vice President and a director of GGR Oil, Inc. since 1993, and as Vice President and a director of National Recycling Group since 1994. He also served as Secretary, Vice President and a director of Citadel Computer Systems, Inc., a public company, from 1993 until March 1996.

     Mr. Rosmarin received a Bachelor of Science Degree in Finance and Marketing from the University of Texas in 1985, and an MBA Degree in Finance from the University of Texas in 1988.

     Mr. Rosmarin spends approximately 80% of his time on the Company's business.

     FRED LEHMAN was elected Vice President of Marketing of Petromoly on September 3, 1996, and he has been employed by Petromoly since March 1994.
Mr. Lehman was employed by Pennzoil from 1962 until his retirement in 1990. During his last eight years at Pennzoil, he was the national sales manager for their commercial and industrial division. During his eight year tenure, commercial and industrial sales grew from $3.7 million to $88 million.

     JAMES DANNER was elected President of Petromoly on September 3, 1996, and he has been employed by Petromoly since August 1, 1996. Mr. Danner graduated from the University of Colorado in 1970 with a B.S. degree in Business. He was an executive with Pennzoil Products from 1971 until July 1996. He served as Vice President of the Installed Marketing Division from 1994 until July 1996, and prior thereto he served for approximately fifteen years as the Division Manager for the Northeastern United States. During Mr. Danner's term, Pennzoil attained the number one market share in both the DIY and installed market segments of the Passenger Car Motor Oil business. Mr. Danner's Northeastern division was responsible for in excess of $250 million in annual sales.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     No persons who were either a director, officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

     No executive officer received any compensation for the fiscal years ended June 30, 1996, 1995 and 1994.

EMPLOYMENT AGREEMENTS

     Effective August 1, 1996, Petromoly entered into five year employment agreements with its four executive officers. The following table sets forth the name and title of each person and their compensation for the first year of their employment agreement.

                                                ANNUAL      AUTOMOBILE
      NAME            TITLE IN PETROMOLY        SALARY      ALLOWANCE

Gilbert Gertner     Chairman of the Board      $120,000     $950/month
                    and Chief Executive
                    Officer

James Danner        President                  $103,000     $655/month

Fred Lehman         Vice President of          $ 78,000     $500/month
                    Marketing

Lance Rosmarin      Secretary and Treasurer    $ 60,000     $700/month

     Mr. Gertner's agreement provides that his annual salary will increase to $144,000 in the second year and to $180,000 in the third, fourth and fifth years. All four officers may receive bonuses or other extraordinary compensation as determined in the discretion of the Petromoly Board of Directors.

     All four agreements include a covenant not to engage in any business that uses any of Petromoly's proprietary information regarding MSO2 or Molydisulfide, that competes with Petromoly during the term of the agreement and for a period of five years following the termination of the agreement.

STOCK OPTION PLAN

     During July 1996, the Board of Directors adopted a Stock Option Plan (the "Plan"), and on July 22, 1996, the Corporation's shareholders approved the Plan by unanimous written consent. The Plan authorizes the issuance of options to purchase up to 1,500,000 shares of the Company's Common Stock.

     The Plan allows the Board to grant stock options from time to time to employees, officers, directors and consultants of the Company. The Board has the power to determine at the time that the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. Vesting provisions are determined by the Board at the time options are granted. The option price for any option will be no less than the fair market value of the Common Stock on the date the option is granted.

     Since all options granted under the Plan must have an exercise price no less than the fair market value on the date of grant, the Company will not record any expense upon the grant of options, regardless of whether or not they are incentive stock options. Generally, there will be no federal income tax consequences to the Company in connection with Incentive Stock Options granted under the Plan. With regard to options that are not Incentive Stock Options, the Company will ordinarily be entitled to deductions for income tax purposes of the amount that option holders report as ordinary income upon the exercise of such options, in the year such income is reported.

     During July and August 1996, the Board of Directors granted stock options to the following officers, directors and employees of the Company, to purchase shares of the Company's Common Stock at $2.00 per share. These options expire during July and August 2001.

                     NAME                 SHARES SUBJECT TO OPTION
               Gilbert Gertner                   540,000
               Robert Goldberg                    60,000
               Lance Rosmarin                     50,000
               James R. Danner                   300,000<FN1>
               Fred Lehman                       150,000<FN2>
               Stephen N. Peterson                15,000<FN3>
               Patricia Lynn                      10,000
               Ron Jensen                          5,000<FN4>
                                               ---------
                   Total                       1,130,000
_______________

<FN1>
Options to buy 100,000 shares vest on August 1, 1996; options to buy 65,000 shares vest on August 1, 1997; options to buy 65,000 shares vest on August 1, 1998; and options to buy 70,000 shares vest on August 1, 1999.
<FN2>
Options to buy 50,000 shares vest on August 1, 1996; options to buy 33,333 shares vest on August 1, 1997 and August 1, 1998; and options to buy 33,334 shares vest on August 1, 1999.
<FN3>
Options to buy 5,000 shares vest on July 31, 1997, July 31, 1998 and July 31, 1999.
<FN4>
Options vest on August 23, 1997.

     During August 1996, the Company also granted an additional 310,000 options exercisable at $2.00 per share to three marketing and sales consultants, a public relations consultant, and a legal consultant. As a result of these options and the other options listed in the table above, the Company has granted a total of 1,440,000 options out of a total of 1,500,000 available under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of September 16, 1996, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each officer and director individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted.

                                    AMOUNT AND
  NAME AND ADDRESS                 NATURE OF BENE-          PERCENT
OF BENEFICIAL OWNERS               FICIAL OWNERSHIP         OF CLASS
Petromoly Capital Partners         12,500,000<FN1>          78.1%
9th Floor
1300 Post Oak Boulevard
Houston, Texas  77056

Gilbert Gertner                    11,790,000<FN1><FN2>     71.2%
9th Floor
1300 Post Oak Boulevard
Houston, Texas  77056

Robert Goldberg                     1,310,000<FN1><FN3>      8.2%
15010 Falling Creek
Houston, Texas  77068

Lance Rosmarin                         50,000<FN4>            .3%
9th Floor
1300 Post Oak Boulevard
Houston, Texas  77056

All Directors and Officers         13,300,000<FN1><FN2>      79.1%
as a Group (5 Persons)                       <FN3><FN4>
                                             <FN5>
_______________________

<FN1>
Petromoly Capital Partners is a Texas general partnership and Gilbert Gertner and Robert Goldberg are the two general partners. Mr. Gertner owns 90% of the partnership and Mr. Goldberg owns 10% of the Partnership.
<FN2>
Includes 540,000 shares underlying currently exercisable options held by Mr. Gertner.
<FN3>
Includes 60,000 shares underlying currently exercisable options held by Mr. Goldberg.
<FN4>
Includes 50,000 shares underlying currently exercisable options held by Mr. Rosmarin.
<FN5>
Includes 150,000 shares underlying currently exercisable stock options held by James Danner and Fred Lehman, officers of the Company's wholly-owned subsidiary.

     The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ACQUISITION OF WORLDWIDE PETROMOLY CORPORATION

     On July 22, 1996, the Company completed the acquisition of 100% of the outstanding common stock of Worldwide Petromoly Corporation ("Petromoly") in exchange for 14,507,500 shares of the Company's Common Stock (approximately 90.6% of the shares now outstanding).

     The stock issuances were made pursuant to the Agreement ("Agreement") between the Company and Petromoly. The terms of the Agreement were the result of negotiations between the managements of the Company and Petromoly.
However, the Board of Directors did not obtain any independent "fairness" opinion or other evaluation regarding the terms of the Agreement, due to the cost of obtaining such opinions or evaluations.

     A total of 12,500,000 of the shares issued in connection with the acquisition of Petromoly were issued to Petromoly Capital Partners, which is a Texas general partnership. Gilbert Gertner and Robert Goldberg are the two general partners and Mr. Gertner owns 90% of the partnership and Mr. Goldberg owns 10% of the partnership.

TRANSACTIONS INVOLVED WORLDWIDE PETROMOLY CORPORATION ("PETROMOLY")

     On January 1, 1996, Petromoly accepted a capital contribution from its sole shareholder, Petromoly Capital Partners, a Texas general partnership (the "Partnership"), of assets previously licensed to and utilized in Petromoly's business, which assets the Board of Directors valued at $1,500,000. The assets were conveyed to Petromoly under a Quitclaim Bill of Sale and Assumption Agreement, which included a provision obligating Petromoly to pay a certain obligation of the Partnership to Gilbert Gertner, when due, in an amount not to exceed $90,000. This obligation has subsequently been paid in full by the Company for $52,000. The assets contributed by the Partnership will be recorded on the Company's financial statements at zero value because generally accepted accounting principles require that such assets may not be recorded in excess of their original cost basis.

     The assets contributed by the Partnership will be recorded on the Company's financial statements at zero value, because generally accepted accounting principles require that such assets may not be recorded in excess of their original cost basis.

                                   PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3.  EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION                   LOCATION

 3.1        Articles of Incorporation     Incorporated by reference to
                                          Exhibit 2.1 to the Registrant's
                                          Form 10-SB Registration State-
                                          ment filed on August 11, 1994

 3.2        Bylaws                        Incorporated by reference to
                                          Exhibit 2.2 to the Registrant's
                                          Form 10-SB Registration State-
                                          ment filed on August 11, 1994

10.1        Employment Agreement with     Attached
            Gilbert Gertner

10.2        Employment Agreement with     Attached
            James Danner

10.3        Employment Agreement with     Attached
            Fred Lehman

10.4        Employment Agreement with     Attached
            Lance Rosmarin

     (b) REPORTS ON FORM 8-K. No Reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended June 30, 1996. However, a Current Report on Form 8-K dated July 22, 1996 was filed by the Company on August 2, 1996, reporting the acquisition of Worldwide Petromoly Corporation.

                     INDEX TO FINANCIAL STATEMENTS

                                                            PAGE

Ogden, McDonald & Company (a development stage enterprise) Financial Statements:

 Reports of Independent Certified Public Accountants. . . .F-2 to F-3

 Balance Sheet as of June 30, 1996. . . . . . . . . . . . .F-4

 Statements of Operations for the Years Ended
   June 30, 1996 and 1995 . . . . . . . . . . . . . . . . .F-5

 Statements of Stockholders' Equity for the
   Years Ended June 30, 1996 and 1995 . . . . . . . . . . .F-6

 Statements of Cash Flows for the Years Ended
   June 30, 1996 and 1995 . . . . . . . . . . . . . . . . .F-7

 Notes to Financial Statements. . . . . . . . . . . . . . .F-8 to F-10


Worldwide Petromoly Corporation Financial Statements

 Report of Independent Certified Public Accountants . . . .F-11

 Balance Sheet as of December 31, 1995. . . . . . . . . . .F-12

 Statements of Loss for the Years Ended
   December 31, 1995 and 1994 . . . . . . . . . . . . . . .F-13

 Statements of Capital Deficit for the
   Years Ended December 31, 1995 and 1994 . . . . . . . . .F-14

 Statements of Cash Flows for the Years
   Ended December 31, 1995 and 1994 . . . . . . . . . . . .F-15

 Notes to Financial Statements. . . . . . . . . . . . . . .F-16 to F-19


Unaudited Pro Forma Combined Financial Statements

 Unaudited Pro Forma Combined Balance Sheet
   as of June 30, 1996. . . . . . . . . . . . . . . . . . .F-20

 Unaudited Pro Forma Statements of Loss
   for the Year Ended December 31, 1995   . . . . . . . . .F-21

 Notes to Unaudited Pro Forma Combined
   Financial Statements . . . . . . . . . . . . . . . . . .F-22 to F-23

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders of
 Ogden, McDonald & Company



We have audited the accompanying balance sheet of Ogden, McDonald & Company
(the "Company"   a development stage enterprise) as of June 30, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended. We have also audited the statements of operations and cash flows for the period from inception (October 13, 1989) through June 30, 1996, except that we did not audit these financial statements for the period from inception (October 13, 1989) to June 30, 1995. Those statements were audited by other auditors whose report dated July 25, 1995, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 4, the Company executed a reverse merger on July 22, 1996, and acquired all of the outstanding common stock of Worldwide Petromoly Corporation, a privately-held Texas corporation engaged in the marketing and sale of engine lubrication products.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ogden, McDonald & Company at June 30, 1996, and the results of its operations and its cash flows for the year then ended, and the period from inception (October 13, 1989) to June 30, 1996 in conformity with generally accepted accounting principles.




                                     /s/ BDO Seidman, LLP
                                         BDO Seidman, LLP


Houston, Texas
October 4, 1996

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders of
 Ogden, McDonald & Company



We have audited the accompanying statements of operations, stockholders' equity and cash flows of Ogden, McDonald & Company (a development stage enterprise) for the year ended June 30, 1995. We have also audited the statements of operations and cash flows from inception (October 13, 1989) through June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Ogden, McDonald & Company for the year ended June 30, 1995 and for the period from inception (October 13, 1989) to June 30, 1995 in conformity with generally accepted accounting principles.



                                /s/ Kish,Leake & Associates, P.C.
                                    Kish, Leake & Associates, P.C.


Englewood, Colorado
July 25, 1995

                       OGDEN, MCDONALD & COMPANY
                   (a development stage enterprise)
                             BALANCE SHEET
                             June 30, 1996





Assets.  . . . . . . . . . . . . . . . . . .  .  . . . . . . .   $     -
                                                                 -------


Liabilities and Stockholders' Equity


Liabilities                               .  . . . . . . . . .   $     -
                                                                 -------

Stockholders' Equity (Notes 2 and 4):
  Common stock, no par value, 800,000,000 shares authorized;
    500,000 shares issued and outstanding. .  .  . . . . . . .       500

  Preferred stock, no par value, 10,000,000 shares
    authorized; no shares issued and outstanding . . . . .  . .        -

  Deficit accumulated during the development stage . . . .  . .     (500)
                                                                  ------
    Total Stockholders' Equity  . . . . . . .  .  . . . . . . .        -
                                                                  ------
                                                                  $    -
                                                                  ------

























The accompanying notes are an integral part of these financial statements.

                       OGDEN, MCDONALD & COMPANY
                   (a development stage enterprise)
                       STATEMENTS OF OPERATIONS



                               Cumulative from
                               October 13, 1989    Year Ended June 30,
                                (inception) to  -------------------------
                                June 30, 1996      1996           1995
                               ---------------- ----------     ----------

  REVENUES . . . . . . . . . .   $        -     $        -     $        -

  EXPENSES . . . . . . . . . .          500              -              -
                                 ----------     ----------     ----------
  NET LOSS . . . . . . . . . .   $      500     $        -     $        -
                                 ----------     ----------     ----------
  Net Loss Per Common Share. .                  $        -     $        -
                                                ----------     ----------
  Common Shares Outstanding
    (Notes 1 and 4). . . . . .                   1,500,000      1,500,000
                                                ----------     ----------


































The accompanying notes are an integral part of these financial statements.

                       OGDEN, MCDONALD & COMPANY
                   (a development stage enterprise)
                  STATEMENTS OF STOCKHOLDERS' EQUITY




                                                        Deficit
                                                      Accumulated
                                     Common Stock     During the
                                  ------------------  Development
                                  Shares      Amount    Stage      Total
                                  --------    ------  -----------  -----

BALANCE, at October 13, 1989 . .         -    $    -  $        -   $   -

Issuance of common stock on
  October 13, 1989 for services
  provided at $.001 per share. .   500,000       500        (500)      -
                                  --------    ------  -----------  -----
BALANCE, at June 30, 1989, 1990,
  1991, 1992, 1993, 1994, 1995
  and 1996 (Note 4). . . . . . .   500,000    $  500  $     (500)  $   -
                                  --------    ------  -----------  -----

































The accompanying notes are an integral part of these financial statements.

                        OGDEN, MCDONALD & COMPANY
                    (a development stage enterprise)
                        STATEMENTS OF CASH FLOWS





                                            Cumulative
                                               From
                                         October 13, 1989
                                          (inception) to  Year Ended June 30,
                                           June 30, 1996    1996      1995
                                         ---------------- --------  --------
OPERATING ACTIVITIES:

 Net loss . . . . . . . . . . . . . . . .   $  (500)       $   -     $   -
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Services provided, not paid in cash.        500            -         -
                                            --------       ------    ------
    Net cash provided from operating
      activities and cash balance at
      end of year  . . . . . . . . . . .    $     -        $   -     $   -
                                            --------       ------    ------

SUPPLEMENTAL CASH FLOW INFORMATION:

 Non-cash, investing and financing
   activities:
    Issuance of common stock for services   $   500        $   -     $   -
                                            -------        ------    ------

























The accompanying notes are an integral part of these financial statements.

                    OGDEN, MCDONALD & COMPANY
                 (a development stage enterprise)
                  NOTES TO FINANCIAL STATEMENTS
            FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

On October 13, 1989, Ogden, McDonald & Company (the Company) was incorporated under the laws of Colorado, to engage in selected mergers and acquisitions, without limitation as to the nature of the business operations or geographic area of the acquisition candidate.

DEVELOPMENT STAGE

As of June 30, 1996, the Company is a "shell" company in the development stage and has had no operations through June 30, 1996 other than issuing stock to its original stockholders (see Note 4).

INCOME TAXES

The Company has made no provision for income taxes because there have been no operations to date generating taxable income for financial statement or tax purposes.

MANAGEMENT'S ESTIMATES AND ASSUMPTIONS

The accompanying financial statements are prepared in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Company made no payments of income taxes or interest during any of the periods presented.

NET LOSS PER COMMON SHARE

The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding after restatement for the 3-for-1 stock split (see Note 4) for the years ended June 30, 1996 and 1995.

                    OGDEN, MCDONALD & COMPANY
                 (a development stage enterprise)
                  NOTES TO FINANCIAL STATEMENTS
            FOR THE YEARS ENDED JUNE 30, 1996 AND 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

NEW ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires, among other provisions, that impairment losses on assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. This statement is effective for fiscal years beginning after December 15, 1995, with prospective application. The Company will adopt SFAS No. 121 in fiscal 1997 and its implementation is not expected to have a material effect on the financial statements.

In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages entities to adopt the fair value method in place of the provision of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company will evaluate the adoption of the fair value method encouraged by SFAS No. 123.

NOTE 2 - CAPITAL STOCK AND CAPITAL IN EXCESS OF PAR VALUE

COMMON STOCK AND PREFERRED STOCK

The Company initially authorized 800,000,000 shares of no par value common stock and 10,000,000 of no par value preferred stock.

On October 13, 1989, the Company issued 500,000 shares of common stock for services valued at $.001 per share. No dividends have been declared through June 30, 1996.

NOTE 3 - RELATED PARTY EVENTS

The Company maintained its principal offices in space provided by an officer of the Company on a rent free basis until July 22, 1996 which was located in Denver, Colorado.

NOTE 4 - SUBSEQUENT EVENTS

On July 22, 1996, the Company effected a 3-for-1 stock split which increased its issued and outstanding common stock to 1,500,000 shares.

On July 22, 1996, the Company through a reverse merger (the "Exchange"), acquired all of the outstanding common stock of Worldwide Petromoly Corporation ("Petromoly") a privately-held Texas corporation engaged in the marketing and sale of engine lubrication products. In accordance with the Exchange, the Company offered one share of its common stock for each share of Petromoly's common stock issued and outstanding, or a total of 14,507,500 restricted shares.

                    OGDEN, MCDONALD & COMPANY
                 (a development stage enterprise)
                  NOTES TO FINANCIAL STATEMENTS
            FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


NOTE 4 - SUBSEQUENT EVENTS (Continued)

The historical audited financial statements of Petromoly and the unaudited pro forma combined financial statements of the Company and Petromoly are included elsewhere in this Form 10-KSB.

In connection with the Exchange, 1,500,000 shares of the Company's common stock were reserved for issuance pursuant to the 1996 Stock Option Plan (the "Plan"). During July and August 1996, the Company granted 1,440,000 options at $2.00 per share of the 1,500,000 shares available under the Plan, including 1,130,000 options granted to certain officers, directors and employees and 310,000 options to outside parties under consulting agreements. The Company believes the $2.00 per share option grant price approximates fair value based on Petromoly's private offering of $2.00 per share to unrelated investors during July 1996, and the one-for-one share exchange with the Company in connection with the July 22, 1996 reverse merger. As of September 30, 1996, there has been no exercise of options previously granted.

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------


To the Stockholder of
  Worldwide Petromoly Corporation



We have audited the accompanying balance sheet of Worldwide Petromoly Corporation (the "Company") as of December 31, 1995, and the related statements of loss, capital deficit and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Notes 2 and 4, the Company executed a reverse merger on July 22, 1996, and all of its outstanding common stock was acquired by Ogden, McDonald & Company, a Colorado public "shell" company and development stage enterprise.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Petromoly Corporation, at December 31, 1995, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.



                                                 _____________________________
                                                 BDO Seidman, LLP

Houston, Texas
May 8, 1996, except as to Notes 1, 2, 3 and 7
as to which the date is October 4, 1996

                 WORLDWIDE PETROMOLY CORPORATION

                          BALANCE SHEET

                        DECEMBER 31, 1995


ASSETS (Note 3)

Current
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   3,117
  Accounts receivable:
    Trade . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27,874
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,588
                                                                  ---------
                                                                  $  34,579
                                                                  ---------
LIABILITIES AND CAPITAL DEFICIT

Current liabilities
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . $  34,750
  Accrued expenses (Note 5) . . . . . . . . . . . . . . . . . . .   113,531
                                                                  ---------
Total current liabilities . . . . . . . . . . . . . . . . . . . .   148,281

Advances from stockholder (Note 2). . . . . . . . . . . . . . . .   428,822
                                                                  ---------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .   577,103
                                                                  ---------
COMMITMENTS (Note 6). . . . . . . . . . . . . . . . . . . . . . .         -
                                                                  ---------
Capital deficit
  Common stock, $.10 par, 1,000,000
    shares authorized; 10,000 shares
    issued and outstanding. . . . . . . . . . . . . . . . . . . .     1,000
  Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (543,524)
                                                                  ---------
Total capital deficit . . . . . . . . . . . . . . . . . . . . . .  (542,524)
                                                                  ---------
                                                                  $  34,579
                                                                  ---------
















The accompanying notes are an integral part of these financial statements.

                 WORLDWIDE PETROMOLY CORPORATION

                        STATEMENTS OF LOSS


                                                 Year Ended December 31,
                                               -------------------------
                                                  1995           1994
                                               ----------     ----------

Net sales . . . . . . . . . . . . . . . . . . .$  417,579     $  342,465

Cost of sales . . . . . . . . . . . . . . . . .   329,969        265,039
                                               ----------     ----------
Gross profit. . . . . . . . . . . . . . . . . .    87,610         77,426

Selling, general and administrative
  expenses  . . . . . . . . . . . . . . . . . .   271,683        298,306
                                               ----------     ----------
Loss from Operations. . . . . . . . . . . . . .  (184,073)      (220,880)
                                               ----------     ----------
Other Income (Expense):
  Miscellaneous . . . . . . . . . . . . . . . .    16,195          7,802
  Interest  . . . . . . . . . . . . . . . . . .    (3,682)        (1,583)
                                               ----------     ----------
Total Other Income, net . . . . . . . . . . . .    12,513          6,219
                                               ----------     ----------
Net Loss. . . . . . . . . . . . . . . . . . . .$ (171,560)    $ (214,661)
                                               ----------     ----------




























The accompanying notes are an integral part of these financial statements.

                     WORLDWIDE PETROMOLY CORPORATION

                      STATEMENTS OF CAPITAL DEFICIT


                                  Common Stock
                                ----------------
                                Shares   Amount      Deficit       Total
                                ------   -------   -----------   ----------

BALANCE, December 31, 1993. . . 10,000   $ 1,000   $ (157,303)   $(156,303)

Net loss. . . . . . . . . . . .      -         -     (214,661)    (214,661)
                                ------   -------   ----------    ---------
BALANCE, December 31, 1994. . . 10,000     1,000     (371,964)    (370,964)

Net loss. . . . . . . . . . . .      -         -     (171,560)    (171,560)
                                ------   -------   ----------   ----------
BALANCE, December 31, 1995. . . 10,000   $ 1,000   $ (543,524)  $ (542,524)
                                ------   -------   ----------   ----------





































The accompanying notes are an integral part of these financial statements.

                 WORLDWIDE PETROMOLY CORPORATION

                     STATEMENTS OF CASH FLOWS
                   Increase (Decrease) in Cash

                                                 Year Ended December 31,
                                               --------------------------
                                                   1995           1994
                                               -----------    -----------
Cash Flows From Operating Activities:
  Net loss. . . . . . . . . . . . . . . . . . .$ (171,560)    $ (214,661)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Changes in assets and liabilities:
        Accounts receivable . . . . . . . . . .   (24,311)        (7,150)
        Advances to vendor. . . . . . . . . . .    45,000        (45,000)
        Accounts payable. . . . . . . . . . . .    25,628          9,122
        Accrued expenses. . . . . . . . . . . .   (14,241)        37,771
                                               ----------     ----------
Net cash used in operating activities . . . . .  (139,484)      (219,918)
                                               ----------     ----------
Cash Flows From Financing Activities:
  Net borrowings (repayments) on line of credit   (64,000)        64,000
  Advances from stockholder . . . . . . . . . .   206,219        150,807
                                               ----------     ----------
Net cash provided by financing activities . . .   142,219        214,807
                                               ----------     ----------
Net increase (decrease) in cash . . . . . . . .     2,735         (5,111)
Cash at beginning of year . . . . . . . . . . .       382          5,493
                                               ----------     ----------
Cash at end of year . . . . . . . . . . . . . .$    3,117     $      382
                                               ----------     ----------
Supplemental Cash Flow Information:
  Interest paid . . . . . . . . . . . . . . . .$    3,682     $    1,583
                                               ----------     ----------






















The accompanying notes are an integral part of these financial statements.

                   WORLDWIDE PETROMOLY CORPORATION

                    NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Worldwide Petromoly Corporation (the Company), was incorporated in the state of Texas on April 1, 1993. The Company markets and distributes a line of engine lubrication products under the trade name "Petromoly". The Company contracts with an independent party for the blending of its lubricant products.

On July 22, 1996, the Company was acquired through a reverse merger by Ogden, McDonald & Company ("Ogden McDonald"), a Colorado public "shell" company and development stage enterprise (see Note 7).

REVENUE RECOGNITION

Revenue is recognized when the product is shipped to the customer.

INCOME TAXES

Deferred income taxes result from the temporary differences between the financial statement and income tax basis of assets and liabilities (see Note
4).

MANAGEMENT'S ESTIMATES AND ASSUMPTIONS

The accompanying financial statements are prepared in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.

PRODUCT WARRANTY

The Company maintains product liability insurance for claims, if any, resulting from the use of the "Petromoly" product.

CONCENTRATION OF CREDIT RISK AND RISKS AND UNCERTAINTIES

The Company extends credit to its customers in various industries throughout the United States. Sales derived from a single customer for the years ended December 31, 1995 and 1994, represented 80% and 59%, respectively, of total sales. As a result of excess inventory levels and certain internal matters, this significant customer ceased purchases from the Company in June 1996, and is not expected to resume purchases until early 1997.

STATEMENT OF CASH FLOWS

For the purpose of the statement of cash flows, the Company considers demand deposits and highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

                   WORLDWIDE PETROMOLY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS

NEW ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires, among other provisions, that impairment losses on assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. This statement is effective for fiscal years beginning after December 15, 1995, with prospective application. The Company will adopt SFAS No. 121 in fiscal 1997 and its implementation is not expected to have a material effect on the financial statements.

In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages entities to adopt the fair value method in place of the provision of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company will evaluate the adoption of the fair value method encouraged by SFAS No. 123.

NOTE 2 - FINANCIAL CONDITION

Since inception, the Company has incurred operating losses and at December 31, 1995 had a negative working capital position of $113,702 and a stockholders' deficit totalling $542,524. Since inception, the Company has been dependent on its principal stockholder for advances to meet its working capital requirements. At December 31, 1995, these unsecured non-interest bearing advances totalled $428,822. The principal stockholder has deferred repayment of these unsecured advances through January 1, 1997, unless excess cash flow allows the repayment prior to that date. Also, the principal stockholder has pledged continued financial support of the Company's working capital requirements through January 1, 1997.

During July 1996, the Company raised net proceeds of $3,916,000 in a private offering and completed a reverse merger with Ogden McDonald, whereby it is now a wholly-owned subsidiary of this public "shell" company.

NOTE 3 - BORROWING FACILITY

At December 31, 1995, the Company had a $65,000 revolving line of credit facility with a bank, which expires December 1996. Any borrowings under the line of credit bear interest at 10%, are collateralized by substantially all of the Company's assets and are guaranteed by the principal stockholder. At December 31, 1995, the Company had no outstanding borrowings under this agreement.

As of May 8, 1996, the Company had borrowed $65,000 under the line of credit, which was subsequently paid on July 24, 1996.

NOTE 4 - INCOME TAXES

Deferred taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences
reverse.                       F-17

                   WORLDWIDE PETROMOLY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES (Continued)

Deferred tax assets are comprised of the following at December 31, 1995:

     Net operating loss carryforwards . . . . . . $ 154,000
     Lawsuit settlement . . . . . . . . . . . . .    31,000
                                                  ---------
     Gross deferred tax asset . . . . . . . . . .   185,000
     Valuation allowance. . . . . . . . . . . . .  (185,000)
                                                  ---------
     Net deferred tax asset . . . . . . . . . . . $       -
                                                  ---------

The Company has recorded a full valuation allowance against all deferred tax assets due to the uncertainty of ultimate realization.

At December 31, 1995, the Company had net operating loss carryforwards totalling approximately $454,000 available to reduce future taxable income
through the year 2010.   The net operating loss carryforwards expire as
follows:

     Year ended December 31,                        Amount
     -----------------------                      ---------
     2008 . . . . . . . . . . . . . . . . . . . . $  67,000
     2009 . . . . . . . . . . . . . . . . . . . .   215,000
     2010 . . . . . . . . . . . . . . . . . . . .   172,000
                                                  ---------
                                                  $ 454,000
NOTE 5 - LAWSUIT SETTLEMENT

On formation of the Company, the Company agreed to indemnify the principal stockholder for any payments made by such stockholder resulting from or arising out of a lawsuit settlement totalling $90,000, which lawsuit was filed by a third party against the former distributor of the "Petromoly" product, and the principal stockholder. Accordingly, this amount is included in accrued expenses at December 31, 1995. The settlement is to be paid by such stockholder from future available cash flows paid to such stockholder from the sales of "Petromoly". As of May 8, 1996, no amounts have been paid in accordance with the settlement agreement.

NOTE 6 - COMMITMENTS

The Company leases its office space under a long-term operating lease agreement. At December 31, 1995, future minimum lease payments under this operating lease were as follows:
                                                   Amount
                                                  --------
     1996 . . . . . . . . . . . . . . . . . . . . $ 27,000
     1997 . . . . . . . . . . . . . . . . . . . .   21,000
                                                  --------
                                                  $ 48,000

Since October 1994, the Company has subleased a portion of its office space to an affiliated company on a monthly basis. For the years ended December 31, 1995 and 1994, rent expense totalled approximately $14,000 and $13,000, respectively, net of sublease rental income of $13,000 and $3,000,
respectively.                  F-18

                 WORLDWIDE PETROMOLY CORPORATION

                  NOTES TO FINANCIAL STATEMENTS


NOTE 7 - SUBSEQUENT EVENTS

In February 1996, the principal stockholder borrowed $50,000 on behalf of the Company from a bank. On May 28, 1996, the principal stockholder assigned the note payable to the Company and personally guaranteed the note. The note bore interest at 10.5% and was subsequently paid on July 25, 1996.

On July 15, 1996, the Company amended its Articles of Incorporation to: increase its authorized common stock from 1,000,000 to 20,000,000 shares; change its par value from $.10 to $.001 per share; and reclassify and automatically exchange each share of issued stock from one share, $.10 par value, for 1,250 shares, $.001 par value.

Between July 15-22, 1996, the Company sold 2,007,500 shares of its common stock at $2.00 per share in a private offering to non-U.S. investors for total net proceeds of $3,916,000. These shares were exchanged for 2,007,500 of Ogden McDonald's shares in connection with the reverse merger.

On July 22, 1996, a reverse merger was consummated, whereby Ogden McDonald offered one share of its common stock for each share of the Company's issued and outstanding common stock, or a total of 14,507,500 restricted shares. The Company became a wholly-owned subsidiary of Ogden McDonald as of that date. The historical audited financial statements of Ogden McDonald and the unaudited pro forma combined financial statements of the Company and Ogden McDonald are included elsewhere in this Form 10-KSB.

In connection with the reverse merger, 1,500,000 shares of Ogden McDonald's common stock were reserved for issuance pursuant to the 1996 Stock Option Plan which includes officers of the Company.

In August 1996, the Company entered into five year employment agreements with four officers at a combined annual salary of $361,000 (subject to escalation) plus a combined annual automobile allowance of $33,660.

                      OGDEN, MCDONALD & COMPANY
                  (a development stage enterprise)

                   WORLDWIDE PETROMOLY CORPORATION

              UNAUDITED PROFORMA COMBINED BALANCE SHEET

                                Ogden,    Worldwide
                               McDonald   Petromoly
                              & Company  Corporation     Pro        Pro
                               June 30,  December 31,    Forma      Forma
                                 1996       1995      Adjustments  Combined
                               -------   -----------  ----------- ----------
ASSETS

Current
  Cash . . . . . . . . . . .    $    -  $   3,117    $3,916,000  $3,919,117
  Accounts receivable
 Trade . . . . . . . . . . .         -     27,874             -      27,874
 Other . . . . . . . . . . .         -      3,588             -       3,588
                                ------  ---------    ----------  ----------
                                $    -  $  34,579    $3,916,000  $3,950,579
                                ------  ---------    ----------  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
   (CAPITAL DEFICIT)

Current
  Accounts payable . . . . .    $    -  $  34,750    $        -  $   34,750
  Accrued expenses . . . . .         -    113,531             -     113,531
                                ------  ---------    ----------  ----------
Total current liabilities. .         -    148,281             -     148,281
Advances from stockholder. .         -    428,822             -     428,822
                                ------  ---------    ----------  ----------
Total liabilities. . . . . .         -    577,103             -     577,103
                                ------  ---------    ----------  ----------
Stockholders' Equity (Capital
  Deficit)
  Common stock . . . . . . .       500      1,000     3,916,000   3,917,500
  Preferred stock. . . . . .         -          -             -           -
  Deficit. . . . . . . . . .      (500)  (543,524)            -    (544,024)
                                ------  ---------    ----------  ----------
                                     -   (542,524)    3,916,000   3,373,476
                                ------  ---------    ----------  ----------
                                $    -  $  34,579    $3,916,000  $3,950,579
                                ------  ---------    ----------  ----------











See accompanying notes to unaudited pro forma combined financial statements.

                      OGDEN, MCDONALD & COMPANY
                  (a development stage enterprise)

                   WORLDWIDE PETROMOLY CORPORATION

           UNAUDITED PROFORMA COMBINED STATEMENTS OF LOSS

                                 Ogden,     Worldwide
                                McDonald    Petromoly
                               & Company   Corporation
                               Year Ended  Year Ended     Pro         Pro
                                June 30,   December 31,   Forma       Forma
                                  1996        1995     Adjustments   Combined
                               ----------  ----------- -----------  ---------
Net sales. . . . . . . . .      $       -  $ 417,579   $         -  $ 417,579

Cost of sales. . . . . . .              -    329,969             -    329,969
                                ---------  ---------   -----------  ---------
Gross profit . . . . . . .              -     87,610             -     87,610

Selling, general and
  administrative expenses.              -    271,683             -    271,683
                                ---------  ---------   -----------  ---------
Loss from Operations . . .              -   (184,073)             -
(184,073)
                                ---------  ---------   -----------  ---------
Other Income (Expense):
  Miscellaneous. . . . . .              -     16,195             -     16,195
  Interest . . . . . . . .              -     (3,682)            -     (3,682)
                                ---------  ---------   ----------- ----------
Total Other Income, net. .              -     12,513             -     12,513
                                ---------  ---------   ----------- ----------
Net Loss . . . . . . . . .      $       -  $(171,560)  $         - $ (171,560)
                                ---------  ---------   ----------- ----------
Loss Per Share . . . . . .      $       -                          $     (.01)
                                ---------                          ----------
Weighted Average Number
  of Common Shares
  Outstanding . . .             1,500,000                          16,007,500
                                ---------                          ----------

















See accompanying notes to unaudited pro forma combined financial statements.

                     OGDEN, MCDONALD & COMPANY
                  (a development stage enterprise)

                   WORLDWIDE PETROMOLY CORPORATION

      NOTES TO UNAUDITED PROFORMA COMBINED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited pro forma combined financial statements give effect to the July 22, 1996 reverse merger (the "Exchange") whereby Ogden, McDonald & Company (the "Registrant") acquired all of the outstanding common stock of Worldwide Petromoly Corporation ("Petromoly"), as if the Exchange occurred on July 1, 1995. The unaudited pro forma information includes the historical financial statements of the Registrant for its fiscal year ended June 30, 1996, and the historical financial statements of Petromoly for its fiscal year ended December 31, 1995, which are included elsewhere in this Form 10-KSB. These unaudited pro forma financial statements may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future. The unaudited pro forma financial statements should be read in conjunction with the audited historical financial statements of the Registrant and Petromoly.

NOTE 2 - PRO FORMA ADJUSTMENTS

CAPITAL TRANSACTIONS -

In anticipation of the Exchange, the following capital transactions occurred:

On July 15, 1996, Petromoly amended its Articles of Incorporation to: increase its authorized common stock from 1,000,000 to 20,000,000 shares; change the par value from $.10 to .001 per share; and reclassify and automatically exchange each share of issued stock from one share, $.10 par value, for 1,250 shares, $.001 par value.

Between July 15-22, 1996, Petromoly sold 2,007,500 shares of its common stock at $2.00 per share in a private offering to non-U.S. investors for total net proceeds of $3,916,000. These shares were exchanged for 2,007,500 of the Registrant's shares as part of the Exchange.

On July 22, 1996, the Registrant effected a 3-for-1 stock split which increased its issued and outstanding common stock to 1,500,000 shares.

In accordance with the Exchange agreement, on July 22, 1996, the Registrant offered one share of its common stock for each share of Petromoly's common stock issued and outstanding, or a total of 14,507,500 restricted shares (after the 3-for-1 stock split).

The accompanying unaudited pro forma financial statements reflect the net proceeds from Petromoly's private offering and the effect of the Registrant's 3-for-1 stock split whereby its common stock issued and outstanding immediately after the above transactions was 16,007,500 shares consisting of 1,500,000 original shares issued (after the 3-for-1 stock split) and the reverse merger issuance of 14,507,500 shares concurrent with Petromoly's private offering (after the 3-for-1 stock split). Accordingly, the weighted average number of common shares outstanding in the accompanying unaudited pro forma combined statements of loss have been adjusted to reflect the 3-for-1 stock split.

                      OGDEN, MCDONALD & COMPANY
                  (a development stage enterprise)
                   WORLDWIDE PETROMOLY CORPORATION

      NOTES TO UNAUDITED PROFORMA COMBINED FINANCIAL STATEMENTS


NOTE 3 - SALES TO SIGNIFICANT CUSTOMER

The accompanying unaudited combined pro forma statements of operations include Petromoly sales to a significant customer which represented 80% of such sales for the year ended December 31, 1995. During 1996, there has been a curtailment of sales with this significant customer. Please refer to Note 1 "Concentration of Credit Risk and Risks and Uncertainties" in the historical financial statements of Petromoly included elsewhere in this Form 10-KSB.












































                               F-23
                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 7, 1996              OGDEN, MCDONALD & COMPANY


                                    By:/s/ Robert Goldberg
                                       Robert Goldberg, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                      TITLE                       DATE


                             Chairman of the Board
/s/ Gilbert Gertner          and Director                   October 7, 1996
Gilbert Gertner

                             President and Director
/s/ Robert Goldberg          (Chief Executive Officer)      October 7, 1996
Robert Goldberg


                             Secretary and Director
/s/ Lance Rosmarin           (Chief Financial and
Lance Rosmarin               Accounting Officer)            October 7, 1996