Form 10QSB
period 1996-09-30
OGDEN MCDONALD & CO
filed 1996-11-18
CIK 928375

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

                     Commission File Number: 0-24682

                         WORLDWIDE PETROMOLY, INC.
    ----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

           Colorado                                     84-7125214
------------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

         1300 Post Oak Boulevard, 9th Floor, Houston, Texas  77056
        -----------------------------------------------------------
        (Address of principal executive offices including zip code)

                              (713) 629-8300
                         --------------------------
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of September 30, 1996, 16,007,500 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                          WORLDWIDE PETROMOLY, INC.
                                FORM 10-QSB

                                    INDEX

PART I:  FINANCIAL INFORMATION                                    Page No.

Item 1.  Financial Information:

         Unaudited Consolidated Balance Sheets                       3

         Unaudited Consolidated Statements of Operations             4

         Unaudited Consolidated Statements of Cash Flows             5

         Notes to Unaudited Consolidated Financial
         Statements                                                 6-7

Item 2.  Management's Discussion and Analysis or
         Plan of Operations                                         8-9

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                           10

Item 2.  Changes in Securities                                       10

Item 3.  Defaults Upon Senior Securities                             10

Item 4.  Submission of Matters to a Vote of Security Holders         10

Item 5.  Other Information                                           10

Item 6.  Exhibits and Reports on Form 8-K                            10

         Signatures                                                  11

                    WORLDWIDE PETROMOLY,  INC.

                   CONSOLIDATED BALANCE SHEETS

                                                September 30,    June 30,
                                                     1996         1996
                                                -------------    --------
                                                   (Unaudited)(note 1)
          ASSETS

Current Assets:
     Cash and Cash Equivalents                   $ 3,375,551     $     920
     Trade Accounts Receivable                        47,788        64,561
     Inventories                                      16,965        21,764
     Prepaid Expense                                     735           ---
                                                 -----------     ---------
          Total Current Assets                     3,441,039        87,245
                                                 -----------     ---------
Fixed Assets:
     Equipment                                        18,179         7,500
     Less Accumulated Depreciation                     1,872           ---
                                                 -----------     ---------
                                                      16,307         7,500
                                                 -----------     ---------
Other Product Certification and Web Site              59,750           ---
                                                 -----------     ---------
          Total Assets                           $ 3,517,096     $  94,745
                                                 -----------     ---------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Bank Loan                                   $       ---     $  50,000
     Accounts Payable                                 34,545       153,690
     Accrued Expenses                                  3,950       121,816
                                                 -----------     ---------
          Total Current Liabilities                   38,495       325,506

Advances From Stockholder                            432,573       432,573
                                                 -----------     ---------
          Total Liabilities                          471,068       758,079

Stockholders' Equity:
     Common Stock, no par value, 800,000,000
     shares authorized; 16,007,500 issued and
     outstanding at September 30, 500,000 at
     June 30; 1,500,000 reserved for stock
     options at September 30, 1996                    16,007           500

     Additional Paid-in Capital                    3,885,108           ---

     Accumulated Deficit                            (855,087)     (664,834)
                                                 -----------     ---------
          Total Stockholders' Equity (Deficit)     3,046,028      (664,334)
                                                 -----------     ---------
               Total Liabilities and
               Stockholders' Equity              $ 3,517,096     $  94,745
                                                 -----------     ---------
   See accompanying notes to consolidated financial statements

                    WORLDWIDE PETROMOLY,  INC.

               CONSOLIDATED STATEMENT OF OPERATIONS

                                                       Three Months ended
                                                          September 30
                                                      1996           1995
                                                   ----------     ----------
                                                       (Unaudited)(note 1)

Net Sales                                          $   21,314     $   16,770

Cost of Sales                                          17,264         13,249
                                                   ----------     ----------
     Gross Profit                                       4,050          3,521

Selling, Administrative and General Expenses          250,229         86,778
                                                   ----------     ----------
     Loss From Operations                            (246,179)       (83,257)

Other Income, Net                                      55,426          3,309
                                                   ----------     ----------
     Net Loss                                      $ (190,753)    $  (79,948)
                                                   ----------     ----------
Net Loss per Share                                 $    (.012)    $    (.005)
                                                   ----------     ----------

Weighted Average Number of Shares Outstanding      16,007,500     16,007,500
                                                   ----------     ----------
   See accompanying notes to consolidated financial statements

                    WORLDWIDE PETROMOLY,  INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                    Three Months ended
                                                       September 30
                                                     1996        1995
                                                  ----------    --------
                                                    (Unaudited)(note 1)

Cash Flows from Operating Activities:

  Net Loss                                        $ (190,753)   $(79,948)
  Adjustments to reconcile
    Net Loss to Net Cash
    Depreciation                                       1,872         ---

  Changes in Assets and Liabilities
   Accounts Receivable                                16,773      51,907
    Inventories                                        4,799         ---
    Prepaid Expense                                     (735)        ---
    Accounts Payable and Accrued Expenses           (237,011)     49,503
                                                  ----------    --------
  Net Cash provided by (used in) in
    Operating Activities                            (405,055)     21,462
                                                  ----------    --------
Cash Flows from Investing Activities:

  Product Certification and Web Site Costs           (59,750)        ---
  Purchase of Equipment                              (10,679)        ---
                                                  ----------    --------
    Net Cash used in Investing Activities            (70,429)        ---
                                                  ----------    --------
Cash Flows from Financing Activities:

  Issuance of Common Stock, Net of Expense         3,900,115         ---
  Repayment of Bank Loans                            (50,000)    (65,836)
  Loans from Shareholder                                 ---      43,000
                                                  ----------    --------
    Cash Flows provided by (used for)
      Financing Activities                         3,850,115     (22,836)
                                                  ----------    --------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                 3,374,631      (1,374)

Cash and Cash Equivalents,
  Beginning of Period                                    920      11,299
                                                  ----------    --------
Cash and Cash Equivalents,
  End of Period                                   $3,375,551    $  9,925
                                                  ----------    --------

   See accompanying notes to consolidated financial statements.

                    WORLDWIDE PETROMOLY, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Worldwide PetroMoly, Inc. (the "Company") and its wholly-owned subsidiary Worldwide PetroMoly Corporation ("PetroMoly") have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB.

These financial statements give effect to the July 22, 1996 reverse acquisition whereby Ogden, McDonald & Company (name subsequently changed to Worldwide PetroMoly, Inc.) acquired all of the outstanding common stock of Worldwide PetroMoly Corporation; as if the transaction occurred on July 1, 1995.

NOTE 2 - CAPITAL TRANSACTIONS

On July 22, 1996, the Company effected a 3-for-1 stock split which increased its issued and outstanding common stock to 1,500,000 shares.

On July 22, 1996, the Company offered one share of its common stock for each share of PetroMoly's common stock outstanding, or a total of 14,507,500 restricted shares (after the 3-for-1 stock split).

The accompanying unaudited financial statements reflect the net proceeds from PetroMoly's private offering and the effect of the Company's 3-1 stock split whereby its common stock issued and outstanding immediately after the above transactions was 16,007,500 shares, consisting of 1,500,000 original shares issued (after the 3-for-1 stock split) and the reverse acquisition issuance of 14,057,000 shares concurrent with PetroMoly's private offering (after the 3-for-1 Stock split). Accordingly, the weighted average number of common shares outstanding in the unaudited statements of loss have been adjusted to reflect the 3-for 1 stock split.

NOTE 3 - LOSS PER SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding (see note 2) during the period.

NOTE 4 - INCOME TAXES

Deferred taxes have been provided to the extent that the financial statement basis of assets or liabilities differs from their tax basis at September 30, 1996 and June 30, 1996. The deferred tax assets at September 30, 1996 and June 30, 1996 consist of the following:

                    WORLDWIDE PETROMOLY, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 4 - INCOME TAXES (Continued)

                                    September 30, 1996     June 30, 1996
                                    ------------------     -------------
     Tax loss carryforwards             $ 291,000            $ 195,000
     Lawsuit settlement                       -0-               31,000
     Deferred tax asset                   291,000              226,000

     Deferred tax asset valuation
          allowance                      (291,000)            (226,000)
     Deferred tax liability

At September 30, 1996, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $855,000 available to offset future years taxable income through 2008-2011.

NOTE 5 - PREFERRED STOCK

The Company has authorized 10,000,000 shares of no par preferred stock, none of which is issued or outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS.

RESULTS OF OPERATIONS - WORLDWIDE PETROMOLY INC. ("THE COMPANY")

During the fiscal quarter ended September 30, 1996 (also referred to as the first fiscal quarter or the third calendar quarter), the Company has invested in recruiting and training a new sales force and establishing the Company's infrastructure. It also did extensive field testing in an effort to expand the customer base, while taking advantage of a seasonal slow period of purchasing by some industrial consumers.

While keeping in perspective, this quarter's acquisition of Worldwide PetroMoly Corporation by Ogden McDonnald (name changed to Worldwide PetroMoly Inc.), the Company's structure has changed significantly to reflect the activities of this subsidiary. These activities include the hiring of experienced personnel, relocating the corporate headquarters, purchasing new equipment, and redesigning and upgrading the corporate image and sales support with a new logo, website, brochures, product labels and packaging.

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

Total net sales for the quarter ended September 30, 1996, was $21,314 as compared to $16,770 for the quarter ended September 30, 1995, a 27% increase. This particular quarter has followed a seasonal trend in which most of PetroMoly's past customers are still using pre-purchased inventory from the previous quarter, and will likely be reordering within the next two quarters. This includes the major railroad customer which accounted for approximately 80% of the sales in calendar 1995 and 59% of the sales in calendar 1994.

While the two quarters are somewhat similar in gross sales and cost of sales, the Company's activities are very different because of the receipt of $3,900,115 net proceeds and the July 22, 1996 acquisition of Worldwide PetroMoly Corporation . Since the acquisition, focus has partly been on hiring and familiarizing an industry-experienced marketing team which will be able to capitalize on the relatively new product technology. This includes hiring a new president, James Danner, a former Pennzoil senior executive. The sales focus has been on securing commitments and endorsements from several large national and multinational corporations that are considered leaders in their various industries. As the analysis of the product utilization by these various customers has been extremely positive and resolute, the sales volume and relative margins have been undervalued due to the promotional prices and practices allowed by management during this period. The company expects sales volume to increase significantly by the first calendar quarter of 1997 as the promotional activities come to fruition.

Cost of sales as a percentage of net sales increased slightly from 79% for the quarter ended September 30, 1995, to 81% for the year ended September 30, 1996. This percentage was nearly the same for both quarters because the specifications and formulation for the products sold were essentially the same. The Company is currently testing reformulations of its products to see if the products can be made more cost effectively, thus reducing the cost of sales in the future. Additionally, the projected increase in sales volume will also reduce cost of sales due to economies of scale.

Selling, general and administrative expenses increased from $86,778 for the quarter ended September 30, 1995, to $250,229 for the quarter ended September 30, 1996, an 188% increase. As a percentage of net sales, selling, general and administrative expenses increased from 517% in the third calendar quarter of 1995 to 1,174% in the third calendar quarter of 1996. The primary reason for the increase was the widespread expansion and promotional efforts that took place by design after the acquisition in July 1996.

Other income increased from $3,309 in the quarter ended September 30, 1995, to $55,426 in the quarter ended September 30, 1996. $38,000 of this quarter's other income was a result of income realized when a $90,000 accrued liability was settled for $52,000. This liability arose when the subsidiary was organized in 1993. The balance of $17,426 reflects the interest income from cash reserves.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1996, the Company had a working capital of $3,402,544, compared to a working capital deficit of ($238,261) at June 30, 1996. The change in working capital was primarily due to net cash flows from financing activities of $3,850,115, compared to ($22,836) for the quarter ended September 30, 1995. During the 1995 quarter, $43,000 was provided by advances from the subsidiary's then principal stockholder.

Operating activities for the quarter ended September 30, 1996, utilized cash of $405,055 as compared to $21,462 of cash provided for the quarter ended September 30, 1995. The increased utilization of cash resulted from the significant Company expansion efforts.

Cash flows from investing activities were also significant for the quarter ended September 30, 1996, as $59,750 was spent on constructing a website, and for product certification testing.
During July 1996, the subsidiary sold 2,007,500 shares of its common stock at $2.00 per share in a private offering to non-U.S. investors for total gross proceeds of $4,015,000 and net proceeds of $3,900,115. These shares were then exchanged for 2,007,500 of the Company's shares as part of the exchange transaction described in note 2 to the consolidated financial statements.

As of September 30, 1996, the Company had a $65,000 revolving line of credit with a bank which expires in December 1996. As of September 30, 1996, there were no outstanding borrowings under this line of credit.

As of September 30, 1996, the Company had no material commitments for capital expenditures.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - None.

ITEM 2.   CHANGES IN SECURITIES - None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.   OTHER INFORMATION - None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a)   Exhibit 27 - Financial Data Schedule: Filed herewith electronically

    (b)   Reports on Form 8-K.

The Company filed a report on Form 8-K dated September 19, 1996, reporting information under ITEM 1 - CHANGES IN REGITRANT'S CERTIFYING ACCOUNTANTS.

The Company filed a report on Form 8-K dated July 22, 1996, and an amendment thereto, reporting information under ITEM 1 - CHANGES IN CONTROL OF REGISTRANT,
ITEM 2 - ACQUISITION OR DISPOSITION OF ASSETS and ITEM 5 - FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS.

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WORLDWIDE PETROMOLY, INC.

                                    By:/s/ Gilbert Gertner
                                       Gilbert Gertner
                                       Chairman of the Board of Directors
Date:  November 18, 1996

                                    By:/s/ Lance Rosmarin
                                       Lance Rosmarin
                                       Chief Financial Officer

                               -11-
                            EXHIBIT INDEX

EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically