Form 10QSB
period 1996-12-31
WORLDWIDE PETROMOLY INC
filed 1997-02-20
CIK 928375

                U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1996

                     Commission File Number: 0-24682

                         WORLDWIDE PETROMOLY, INC.
    ----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

           Colorado                                     84-7125214
-----------------------------               ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

         1300 Post Oak Boulevard, 9th Floor, Houston, Texas  77056
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

                            Yes X             No___

As of December 31, 1996, 16,047,500 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                          WORLDWIDE PETROMOLY, INC.
                                FORM 10-QSB

                                    INDEX

PART I:  FINANCIAL INFORMATION                                    Page No.

Item 1.  Financial Information:

         Unaudited Consolidated Balance Sheets                      3-4
         Unaudited Consolidated Statements of Operations             5
         Unaudited Consolidated Statements of Cash Flows             6
         Notes to Unaudited Consolidated Financial
         Statements                                                 7-8

Item 2.  Management's Discussion and Analysis or
         Plan of Operations                                         9-11

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                           11
Item 2.  Changes in Securities                                       11
Item 3.  Defaults Upon Senior Securities                             11
Item 4.  Submission of Matters to a Vote of Security Holders         11
Item 5.  Other Information                                           11
Item 6.  Exhibits and Reports on Form 8-K                            12
         Signatures                                                  13

                        WORLDWIDE PETROMOLY,  INC.
                       CONSOLIDATED BALANCE SHEETS

                                      December 31, 1996     June 30, 1996
                                         (Unaudited)          (Note 1)
ASSETS

Current assets:
 Cash and cash equivalents                $ 2,887,750        $        920
 Trade accounts receivable                     58,065              64,561
 Notes receivable                             725,000                 ---
 Inventories                                   40,466              21,764
 Prepaid Expense                               22,038                 ---

    Total current assets                    3,733,319              87,245

Fixed assets:
  Office furniture and equipment               35,890                  ---
  Warehouse equipment                          12,017                 ---
  Vehicle                                      11,310               7,500
  Leasehold improvements                        3,936                 ---

                                               63,153               7,500

  Less accumulated depreciation
   and amortization                             5,658                 ---

     Total fixed assets                        57,495               7,500

Other assets
  Product certification, less $2,632
   accumulated amortization                    76,321                 ---
  Deposits                                      6,330                 ---

     Total Other Assets                        82,651                 ---

     Total Assets                        $  3,873,465        $     94,745
                           (Continued)

                        WORLDWIDE PETROMOLY,  INC.
                       CONSOLIDATED BALANCE SHEETS
                           (Continued)

                                       December 31, 1996     June 30, 1996
                                          (Unaudited)          (Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank loans                             $    620,000        $     50,000
  Accounts payable                             65,289             154,690
  Accrued expenses                              5,021             121,816

     Total current liabilities                690,310             325,506

Advances from stockholder                     432,573             432,573

     Total liabilities                      1,122,883             758,079

Stockholders' equity:
  Common stock, no par value, 800,000,000
  shares authorized; 16,047,500 and
  1,500,000 issued and outstanding re-
  spectively; 1,460,000 reserved for
  stock options at December, 31 1996           16,047                 500

Additional paid-in capital                  3,965,569                 ---
Accumulated deficit                        (1,231,034)           (664,834)

     Total stockholders  equity (deficit)   2,750,582            (664,334)

     Total liabilities and stockholders'
      equity                              $ 3,873,465        $     94,745

See accompanying notes to consolidated financial statements.

                           WORLDWIDE PETROMOLY, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                              Three months ended       Six months ended
                               December 31,1996        December 31,1996
                               1996         1995       1996         1995
                            (Unaudited)   (Note 1)  (Unaudited)   (Note 1)

Net sales                    $   25,508  $  121,158  $  46,822   $  137,928
Cost of sales                    15,565      95,796     32,829      109,045

  Gross profit                    9,943      25,362     13,993       28,883

Selling, administrative
and general expenses            422,996      11,762    673,225       98,540

Income (loss) from opera-
 tions                         (413,053)     13,600   (659,232)     (69,657)

Other income, net                37,606       4,725     93,032        8,034

Net income (loss)            $ (375,447) $   18,325  $(566,200)  $  (61,623)

Net income (loss) per
 share                       $    (.024) $      ---  $   (.035)  $    (.004)

Weighted average number
of shares outstanding        16,007,500  16,007,500  16,007,500  16,007,500
                                     Proforma                Proforma

See accompanying notes to consolidated financial statements.

                       WORLDWIDE PETROMOLY, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

                                                  Six months ended
                                                     December 31
                                              1996               1995
                                           (Unaudited)         (Note 1)
Cash flows from operating activities:
 Net loss                                  $(566,200)         $(61,623)
 Adjustments to reconcile net loss to
  net cash
   Depreciation and amortization               8,290               ---

   Changes in assets and liabilities
    Trade accounts receivable                  6,496            42,367
    Inventories                              (18,702)              ---
    Prepaid expense and deposits             (28,368)              ---
    Accounts payable and accrued
     expenses                               (205,196)         (118,004)

 Net cash (used) in operating activities    (803,680)         (137,260)

Cash flows from investing activities:
 Capital expenditures                        (55,653)              ---
 Product certification costs                 (78,953)              ---
 Notes receivable                           (725,000)              ---

Net cash used in investing activities       (859,606)              ---

Cash flows from financing activities:
 Bank borrowings                             620,000               ---
 Repayment of bank loans                     (50,000)          (65,836)
 Loans from shareholder                          ---           194,914
 Issuance of common stock, net of
  expense                                  3,900,115               ---
 Exercise of stock options                    80,000               ---

Cash flows provided by financing
 activities                                4,550,115           129,078

Net increase (decrease) in cash and
 cash equivalents                          2,886,830            (8,182)

Cash and cash equivalents, beginning
 of period                                       920            11,299

Cash and cash equivalents, end
 of period                                $2,887,750         $   3,117

See accompanying notes to consolidated financial statements.

                         WORLDWIDE PETROMOLY, INC.
            NOTES TO CONSOLIDATED SHEETS FINANCIAL STATEMENTS
                              (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Worldwide PetroMoly, Inc. (the "Company") and its wholly-owned subsidiary Worldwide PetroMoly Corporation ("PetroMoly") have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company s annual report on Form 10-KSB.

These financial statements give effect to the July 22, 1996 reverse acquisition whereby Ogden, McDonald & Company (name subsequently changed to Worldwide PetroMoly, Inc.) acquired all of the outstanding common stock of Worldwide PetroMoly Corporation as if the transaction occurred on July 1, 1995.

NOTE 2 - CAPITAL TRANSACTIONS

On July 22, 1996, the Company effected a 3-for-1 stock split which increased its issued and outstanding common stock to 1,500,000 shares.

On July 22, 1996, the Company offered one share of its common stock for each share of PetroMoly s common stock outstanding, or a total of 14,507,500 restricted shares (after the 3-for-1 stock split).

The accompanying unaudited financial statements reflect the net proceeds from PetroMoly s private offering and the effect of the Company s 3-1 stock split whereby its common stock issued and outstanding immediately after the above transactions was 16,007,500 shares, consisting of 1,500,000 original shares issued (after the 3-for-1 stock split) and the reverse acquisition issuance of 14,507,000 shares concurrent with PetroMoly s private offering (after the 3-for-1 Stock split). Accordingly, the weighted average number of common shares outstanding in the unaudited statements of loss have been adjusted to reflect the 3-for 1 stock split.

NOTE 3 - LOSS PER SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding (see note 2) during the period.

NOTE 4 - INCOME TAXES

Deferred taxes have been provided to the extent that the financial statement basis of assets or liabilities differs from their tax basis at December 31, 1996 and June 30, 1996. The deferred tax assets at December 31, 1996 and June 30, 1996 consist of the following:

                                           December 31,    June 30,
                                              1996           1996

     Tax loss carryforwards                 $ 418,000     $ 195,000
     Lawsuit settlement                          -0-         31,000
                                            ---------     ---------
     Deferred tax asset                       418,000       226,000
     Deferred tax asset valuation
      allowance                              (418,000)     (226,000)
                                            ---------     ---------
     Deferred tax asset-net                 $    -0-      $    -0-

At December 31, 1996, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $1,230,000 available to offset future years taxable income through 2008-2011.

NOTE 4 - PREFERRED STOCK

The company has authorized 10,000,000 shares of no par preferred stock, none of which is issued or outstanding.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OPERATIONS

RESULTS OF OPERATIONS - WORLDWIDE PETROMOLY INC. ("PETROMOLY")

During the fiscal quarter ended December 31, 1996 (also referred to as the second fiscal quarter or the fourth calendar), the Company has continued to further establish the Company's infrastructure, as it has for the entire six months ended December 31, 1996. It also continued extensive field testing and objective lab testing while several major multinational customers were undergoing extended final evaluation tests of the PetroMoly products on their complex high-end machinery and fleet vehicles. These tests have been complicated and time consuming, but all of the returned results have been excellent, as the efforts are expected to materialize into revenue producing contracts and agreements, giving a material rise to the PetroMoly revenues and customer base within the next two or three fiscal quarters.

As in all of the PetroMoly working agreements, there is usually a test period that the PetroMoly products are subjected to that can last anywhere from three to nine months, depending on each market and end users. Railroads, buses and gas compressor engines, for example, are very expensive and complex machinery, requiring constant monitoring. The addition of PetroMoly's lubrication technology to an entire line or fleet is understandably gradual. In some instances, this test period will be shortened due to the fact that PetroMoly has subjected its product to EPA sanctioned lab and field tests, that will document and certify the superior results of PetroMoly engine oil on the most complex of combustible engines.

While keeping in perspective, last quarter s acquisition of Worldwide PetroMoly Corporation by Ogden McDonald (name changed to Worldwide PetroMoly Inc.), the Company s structure has continued to adjust to the activities of this subsidiary. This quarter these activities include, the testing mentioned above, purchasing additional new equipment, vastly enhancing the website, designing and printing both company and product brochures, and increasing product inventory while taking advantage of the economies of scale at a higher production volume. The sales department has been aggressively pursuing international distributorship agreements with Europe, The Gulf States, Mexico, South American countries, and various countries in the Far East. Each of these agreements require an initial time and capital investment on PetroMoly's part due to travel expense, translation of collateral material and sales training.

REVENUES

Total net sales for the quarter ended December 31, 1996, were $25,508 as compared to $121,158 for the quarter ended December 31, 1995, a 79% decrease. These particular quarters are so different because PetroMoly's major railroad customer pre-purchased inventory in December 1995, and did not order in the comparable quarter of 1996 due to the surplus that this customer still retains as purchased in the first calendar quarter. This customer accounted for approximately 80% of the sales in calendar 1995 and 59% of the sales in calendar 1994. Total net sales for the six months ended December 31, 1996, were $46,822 as compared to $137,928 for the six months ended December 31, 1995, a 66% decrease. This decrease is likewise inclusive of the customer's pre-purchased inventory in December 1995. Net sales are expected to increase within the next two or three quarters due to the successful field testing that has transpired during this quarter.

While the fiscal 1997 quarters are somewhat similar in gross sales and cost of sales, the sales focus has been on securing commitments and endorsements from several large national and multinational corporations that are considered leaders in their various industries. As the analysis of the product utilization by these various customers has been extremely positive and resolute, extensive field testing has predicated the expected increases in sales volume. The Company expects sales volume to increase significantly by the first or second calendar quarter of 1997 as the promotional activities come to fruition.

GROSS PROFIT AS A PERCETAGE OF SALES
                                                 1996      1995

   Three months ended September 30                21%       21%
   Three months ended December 31                 39%       21%

   Six months ended December 31                   30%       21%

Cost of sales as a percentage of net sales decreased from 79% for the quarter and six months ended December 31, 1995, to 61% for the quarter ended December 31, 1996 and to 70% in the six months ended December 31, 1996. This percentage drop in cost reflects this quarter's activity by management to take advantage of economies of scale with larger production runs on inventory, and negotiating with suppliers-vendors for lower long term pricing. It is important to note that as the agreements from the large customers come to fruition, the higher volume runs on production should lower the cost of sales percentages even more than this fiscal quarter, and likewise raise the profit margins.

Additionally, as in the last quarter, the Company is currently testing reformulations of its products to see if the products can be made more cost effectively, thus reducing the cost of sales in the future.

SELLING, GENERAL AND ADMINISTRATION

Selling, general and administrative expenses increased from $11,762 for the quarter ended December 31, 1995, to $422,996 for the quarter ended December 31, 1996, and for the six months ended December 31, 1995, $98,540 to $673,225 for the six months ended December 31, 1996, a 3,496% and 683% increase, respectively. The primary reason for the increase was the widespread expansion and promotional efforts that took place by design after the acquisition in July 1996. The Company's activities are very different because of the receipt of $3,900,115 net proceeds. Since the funding, focus has partly been on hiring and familiarizing an industry-experienced marketing team which will be able to capitalize on the relatively new product technology. This includes hiring a new president, James Danner, a former Pennzoil vice president executive, employed for 23 years, as well as other high level executives to properly administer the Company. The focus has also been on expanding and improving the product lines, and spending the appropriate and necessary amount of capital for product certification, packaging and quality control.

OTHER INCOME

Other income increased from $4,725 in the quarter ended December 31, 1995, to $37,606 in the quarter ended December 31, 1996. This primarily reflects the interest income from cash reserves.

For the six months ended, other income increased to $93,032 from $8,034 in the comparable six months ended December 31,1995, partly due to interest income, and as a result of income realized when a $90,000 accrued liability was settled for $52,000. This liability arose when the subsidiary was organized in 1993.

LIQUIDITY AND CAPITAL RESOURCES (1995 0N A PRO FORMA BASIS)

On December 31, 1996, the Company had a working capital of $3,043,009 compared to a working capital deficit of ($8,182) at December 31, 1995. The change in working capital was primarily due to net cash flows from the Company's private offering and from bank borrowing.

Operating activities for the six months ended December 31, 1996 utilized cash of $566,200 as compared to $137,260 of cash provided for the six months ended December 31, 1995. The increased utilization of cash resulted from the significant Company expansion efforts.

Cash flows from investing activities were also significant for the six months ended December 31, 1996, as $78,953 was spent on product certification testing. Additionally, the Company invested $725,000 on highly collateralized notes receivable that will return at 10% interest of which $700,000 will mature in the next quarter.

During July 1996, the subsidiary sold 2,007,500 shares of its common stock at $2.00 per share in a private offering to non-U.S. investors for total gross proceeds of $4,015,000 and net proceeds of $3,900,115.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets to be Disposed of" ("FASB" No. 121"). FASB No. 121 requires, among other things, that impairment losses on assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. This statement is effective for fiscal years beginning after December 15, 1995, with prospective application. The Company will adopt FASB No. 121 in fiscal 1997, and its implementation is not expected to have a material effect on the consolidated financial statements.

In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages entities to adopt the fair value method in place of the provision of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company does not anticipate adopting the fair value method encouraged by SFAS No. 123, and will continue to account for such transactions in accordance with APB No. 25. However, the Company will be required to provide additional disclosures beginning in fiscal 1997 providing pro forma effects as if the Company had elected to adopt SFAS No. 123.

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

    (b)   Reports on Form 8-K - None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WORLDWIDE PETROMOLY, INC.

                                    By:/s/ Gilbert Gertner
                                       Gilbert Gertner
                                       Chairman of the Board of Directors
Date:  February 20, 1997
                                    By:/s/ Lance Rosmarin
                                       Lance Rosmarin
                                       Chief Financial Officer

                            EXHIBIT INDEX

EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically