Form 10QSB
period 1997-03-31
WORLDWIDE PETROMOLY INC
filed 1997-05-19
CIK 928375

                U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

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

                            Yes X             No___

As of May 15, 1997, 16,047,500 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                          WORLDWIDE PETROMOLY, INC.
                                FORM 10-QSB
                                    INDEX

PART I:  FINANCIAL INFORMATION                                    Page No.

Item 1.  Financial Information:
         Unaudited Consolidated Balance Sheets                       3
         Unaudited Consolidated Statements of Operations             5
         Unaudited Consolidated Statements of Cash Flows             6
         Notes to Unaudited Consolidated Financial Statements        7

Item 2.  Management's Discussion and Analysis or
         Plan of Operations                                          9

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                           11
Item 2.  Changes in Securities                                       11
Item 3.  Defaults Upon Senior Securities                             11
Item 4.  Submission of Matters to a Vote of Security Holders         11
Item 5.  Other Information                                           11
Item 6.  Exhibits and Reports on Form 8-K                            11
         Signatures                                                  12

                    WORLDWIDE PETROMOLY,  INC.
                   CONSOLIDATED BALANCE SHEETS

                                                  March 31,      June 30,
                                                    1997           1996
                                                -------------    --------
ASSETS                                           (Unaudited)     (note 1)

Current Assets:
     Cash and cash equivalents                   $ 2,769,099     $     920
     Trade accounts receivable                       108,201        64,561
     Notes receivable                                486,666            --
     Inventories                                      90,524        21,764
     Prepaid expense                                   5,305            --
                                                 -----------     ---------
          Total current assets                     3,459,795        87,245
                                                 -----------     ---------
Fixed Assets:
     Office furniture and equipment                   43,166            --
     Warehouse equipment                              16,640            --
     Vehicle                                          11,310         7,500
     Leasehold improvements                            9,269            --
                                                 -----------     ---------
                                                      80,385         7,500
     Less accumulated depreciation
     and amortization                                  9,997            --
                                                 -----------     ---------
          Total fixed assets                          70,388         7,500
                                                 -----------     ---------
Other Assets:
     Product certification, less $2,632
       accumulated amortization                       75,005            --
     Deposits                                         14,830            --
                                                 -----------     ---------
          Total Other Assets                          89,835            --
                                                 -----------     ---------
          Total Assets                           $ 3,620,018     $  94,745
                                                 -----------     ---------
                           (Continued)

                    WORLDWIDE PETROMOLY,  INC.
                   CONSOLIDATED BALANCE SHEETS
                           (Continued)
                                                  March 31,      June 30,
                                                     1997          1996
                                                -------------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY             (Unaudited)     (note 1)

Current Liabilities:
     Bank loans                                  $   620,000     $  50,000
     Accounts payable                                 62,700       154,690
     Accrued expenses                                  6,142       121,816
                                                 -----------     ---------
          Total current liabilities                  688,842       325,506

Advances From Stockholder                            432,573       432,573
                                                 -----------     ---------
          Total Liabilities                        1,121,415       758,079

Stockholders' Equity:
     Common Stock, no par value, 800,000,000
     shares authorized; 16,047,500 and
     1,500,000 issued and outstanding
     respectively; 1,460,000 reserved for
     stock options at March 31, 1997                  16,047           500

     Additional Paid-in Capital                    3,965,569           ---

     Accumulated Deficit                          (1,483,013)     (664,834)
                                                 -----------     ---------
          Total Stockholders' Equity (Deficit)     2,498,603      (664,334)
                                                 -----------     ---------
               Total Liabilities and
               Stockholders' Equity              $ 3,620,018     $  94,745
                                                 -----------     ---------
   See accompanying notes to consolidated financial statements

                    WORLDWIDE PETROMOLY,  INC.
               CONSOLIDATED STATEMENT OF OPERATIONS

                          Three months ended         Nine months ended
                              March 31,                   March 31,
                           1997        1996           1997        1996
                        ----------  ----------     ---------   ----------
                        (Unaudited)  (Note 1)     (Unaudited)   (Note 1)

Net sales               $   78,255  $  170,687     $  125,077  $  308,615

Cost of sales               54,251     134,843         87,080     243,888
                        ----------  ----------     ----------  ----------
     Gross profit           24,004      35,844         37,997      64,727

Selling, administrative
 and general expenses      317,480      44,188        990,705     142,728
                        ----------  ----------     ----------  ----------
(Loss)from operations     (293,476)     (8,344)      (952,708)    (78,001)

Other income, net           41,497       3,207        134,529      11,241
                        ----------  ----------     ----------  ----------
Net(loss)               $ (251,979) $   (5,137)      (818,179)    (66,760)
                        ----------  ----------     ----------  ----------
Net(loss)per share      $    (.016) $       --          (.051) $    (.004)
                        ----------  ----------     ----------  ----------

Weighted average number
of shares outstanding   16,047,500  16,007,500     16,020,834  16,007,500
                                     Proforma                   Proforma
                        ----------  ----------     ----------  ----------
   See accompanying notes to consolidated financial statements

                    WORLDWIDE PETROMOLY,  INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

                                                    Nine Months ended
                                                         March 31,
                                                     1997         1996
                                                  ----------    --------
                                                  (Unaudited)   (Note 1)
Cash flows from operating activities:

  Net loss                                        $ (818,179)   $(66,760)
  Adjustments to reconcile
  net loss to net cash:
    Depreciation and amortization                     13,945         ---

  Changes in assets and liabilities
    Trade accounts receivable                        (43,640)    (99,178)
    Inventories                                      (68,760)    (15,634)
    Prepaid expense and deposits                     (20,135)        ---
    Accounts payable and accrued expenses           (206,664)   (107,707)
                                                  ----------    --------
  Net cash (used in) in
    operating activities                          (1,143,433)   (289,279)
                                                  ----------    --------
Cash flows from investing activities:

  Notes receivable                                  (486,666)        ---
  Product certification costs                        (78,953)        ---
  Capital expenditures                               (72,885)     (7,500)
                                                  ----------    --------
    Net cash used in investing activities           (638,504)     (7,500)
                                                  ----------    --------
Cash flows from financing activities:

  Bank borrowings                                    570,000      49,163
  Loans from shareholder                                  --     243,164
  Issuance of common stock, net of expense         3,901,616         ---
  Exercise of stock options                           80,000         ---
                                                  ----------    --------
    Cash flows provided by
      financing activities                         4,551,616     292,327
                                                  ----------    --------
Net increase (decrease) in cash and
  cash equivalents                                 2,769,679      (4,452)

Cash and cash equivalents,
  beginning of period                                    920      11,299
                                                  ----------    --------
Cash and cash equivalents,
  end of period                                   $2,770,599    $  6,847
                                                  ----------    --------
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

NOTE 2 - CAPITAL TRANSACTIONS

On July 22, 1996, the Company effected a 3-for-1 stock split which increased its issued and outstanding common stock to 1,500,000 shares. Additionally, on July 22, 1996, the Company offered one share of its common stock for each share of PetroMoly's common stock outstanding, or a total of 14,507,500 restricted shares (after the 3-for-1 stock split).

The accompanying unaudited financial statements reflect the net proceeds from PetroMoly's private offering and the effect of the Company's 3-1 stock split whereby its common stock issued and outstanding immediately after the above transactions was 16,007,500 shares, consisting of 1,500,000 original shares issued (after the 3-for-1 stock split) and the reverse acquisition issuance of 14,507,000 shares concurrent with PetroMoly s private offering (after the 3-for-1 Stock split). Accordingly, the weighted average number of common shares outstanding in the unaudited statements of operations have been adjusted to reflect the 3-for 1 stock split.

NOTE 3 - LOSS PER SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding (see note 2) during the period.

NOTE 4 - INCOME TAXES

Deferred taxes have been provided to the extent that the financial statement basis of assets or liabilities differs from their tax basis at March 31, 1997 and June 30, 1996. The deferred tax assets at March 31, 1997 and June 30, 1996 consist of the following:

                                             March 31,     June 30,
                                               1997          1996
                                            ---------     ---------
     Tax loss carryforwards                 $ 504,000     $ 195,000
     Lawsuit settlement                          -0-         31,000
                                            ---------     ---------
     Deferred tax asset                       504,000       226,000
     Deferred tax asset valuation
      allowance                              (504,000)     (226,000)
                                            ---------     ---------
     Deferred tax asset-net                 $    -0-      $    -0-

At March 31, 1997, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $1,483,000 available to offset future years taxable income through 2008-2011.

NOTE 4 - PREFERRED STOCK

The Company has authorized 10,000,000 shares of no par preferred stock, none of which is issued or outstanding.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OPERATIONS

        RESULTS OF OPERATIONS - WORLDWIDE PETROMOLY INC. ("PETROMOLY")

During the fiscal quarter ended March 31, 1997 (also referred to as the third fiscal quarter or the first calendar), the Company has continued to expand the Company s infrastructure, by adding new sales and sales-support personnel, and opening a satellite office and warehouse in south Florida. It also continued extensive field testing with several major multinational customers, as the customer evaluation tests of the PetroMoly products have been expanded world wide on various high-end machinery and fleet vehicles. These tests have continued to be complicated and time consuming, but as in the last quarter, all of the returned results have been excellent as the efforts are expected to materialize into revenue producing contracts and agreements, giving a material rise to the PetroMoly revenues and customer base within the next two fiscal quarters.

As described in the last filing, for larger customers there is usually a test period that the PetroMoly products are subjected to that can last anywhere from three to nine months, depending on each market and end user. Railroads, buses and gas compressor engines, for example, are very expensive and complex machinery, requiring constant monitoring. The addition of PetroMoly's new lubrication technology to an entire line or fleet is understandably gradual. The Company has enjoyed a significant amount of activity due to the test results that PetroMoly achieved from subjecting its product to EPA sanctioned lab and field tests, that documented and certified the superior results of PetroMoly engine oil on the most complex of machinery.

Activities of the latest quarter include the additional field testing mentioned above, an advertising campaign, purchasing additional new delivery and operational equipment, designing and printing investor brochures, and increasing product inventory while taking greater advantage of the economies of scale at a higher production volume. The international sales department has produced distributorship agreements with Europe, Mexico, China, and South American countries. Domestically, the Company added a new railroad customer, expanded its sales to its customers such as Continental Airlines, and is in various stages of development with customers such as Fluor Daniel, Browning Ferris and Greyhound Bus.

REVENUES

Total net sales for the quarter ended March 31, 1997, were $78,255 as compared to $170,687 for the quarter ended March 31, 1996, a 46% decrease. These particular quarters are so different because PetroMoly's major railroad customer purchased product in the quarter ended March 31, 1996, and due to the surplus that this customer still retains along with some internal changes in this customer's management structure, this customer has not since re-ordered. This customer accounted for approximately 80% of the sales in calendar 1995 and 46% of the sales in calendar 1996.

Total net sales for the nine months ended March 31, 1997, were $125,077 as compared to $308,615 for the nine months ended March 31, 1996, a 41% decrease. This decrease is likewise due to the railroad customer s purchase of inventory in March 1996. Net sales for this quarter have increased by 67% from the previous quarter reflecting a upward trend in sales and a recovery from the lack of the railroad customer's orders. Net sales are expected to continually increase due to the successful field testing that has transpired during this quarter and the previous quarter.

With regard to gross sales and cost of sales, the sales focus has continued to be on securing commitments and endorsements from several large national and multinational corporations that are considered leaders in their various industries. As the analysis of the product by these various customers continues to be extremely positive, extensive field-testing has predicated a substantial increase in sales volume. As these field-test phases are upgraded to an ongoing and wide-scale sales phase, the Company expects sales volume to increase, which should also lead to greater economies of scale from the product components' venders that will translate to higher margins. These realizations are anticipated by the second or third calendar quarter of 1997 as the promotional activities come to fruition.

GROSS PROFIT AS A PERCETAGE OF SALES
                                                  1997      1996
                                                  ----      ----
     Three months ended March 31                   31%       21%
     Nine months ended March 31                    31%       21%

Cost of sales as a percentage of net sales decreased from 79% for the quarter and nine months ended March 31, 1996, to 69% for the quarter ended March 31, 1997. This percentage drop in cost reflects this quarter s activity by management to take advantage of economies of scale with larger production runs on inventory, and continued negotiating with suppliers-vendors for lower long term pricing.

SELLING, GENERAL AND ADMINISTRATION

Selling, general and administrative expenses increased from $44,188 for the quarter ended March 31, 1996, to $317,480 for the quarter ended March 31, 1997, and from $142,728 for the nine months ended March 31, 1996, to $990,705 for the nine months ended March 31, 1997, both periods showing a consistent 86% increase. The primary reason for the increase reflects the widespread expansion and promotional efforts that took place by design after the receipt of $3,900,115 net proceeds. Since the funding, focus has partly been on hiring and familiarizing an industry-experienced marketing team which is now capable of capitalizing on the relatively new product technology and product lines. This includes hiring a new president, James Danner, a former Pennzoil vice president executive, employed for 23 years, as well as other high-level industry executives to properly administer the Company. The focus has also been on expanding and improving the product lines, and spending the appropriate and necessary amount of capital for product certification, packaging and quality control.

There has also been, and continues to be, a significant company investment to enhance product awareness through various multi-media sources.

OTHER INCOME

Other income increased from $3,207 in the quarter ended March 31, 1996, to $41,497 in the quarter ended March 31, 1997. This primarily reflects the interest income from cash reserves.

For the nine months ended, other income increased to $134,529 from $11,241 in the comparable nine months ended March 31, 1996, partly due to interest income, and as a result of income realized when a $90,000 accrued liability was settled for $52,000. This liability arose when the subsidiary was organized in 1993.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1997, the Company had a working capital of $2,770,953 compared to a negative working capital of ($238,261) at June 30, 1996. The change in working capital was primarily due to net cash flows from the Company s private offering and from bank borrowing.

Operating activities for the nine months ended March 31, 1997 utilized cash of $1,143,433 as compared to $289,279 of cash utilized during the nine months ended March 31, 1996. The increased utilization of cash resulted from the significant Company expansion efforts.

Cash flows from investing activities were also significant for the nine months ended March 31, 1997, as $78,953 was spent on product certification testing. Additionally, the Company has invested $486,666 on two collateralized notes receivable at 10% interest.

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

In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages entities to adopt the fair value method in place of the provision of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilitiesto employees in amounts based on the price of its stock. The Company does not anticipate adopting the fair value method encouraged by SFAS No. 123, and will continue to account for such transactions in accordance with APB No. 25. However, the Company will be required to provide additional disclosures beginning in fiscal 1997 providing pro forma effects as if the Company had elected to adopt SFAS No. 123.

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

                                    WORLDWIDE PETROMOLY, INC.

                                    By:/s/ Gilbert Gertner
                                       Gilbert Gertner
                                       Chairman of the Board of Directors
Date:  May 19, 1997

                                    By:/s/ Lance Rosmarin
                                       Lance Rosmarin
                                       Chief Financial Officer
Date:  May 19, 1997

                            EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically