Form 10KSB
period 1997-06-30
WORLDWIDE PETROMOLY INC
filed 1997-10-14
CIK 928375

________________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                   FORM 10-KSB
                                _________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Fiscal Year Ended: June 30, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-24682

                            WORLDWIDE PETROMOLY, INC.
             (Exact name of registrant as specified in its charter)

             Colorado                                            84-1125214
  (State or other jurisdiction                               (IRS Employer
 of incorporation or organization)                          Identification No.)

                       1300 Post Oak Boulevard, Suite 1985
                              Houston, Texas 77056
          (Address of principal executive offices, including zip code)

                                 (713) 892-5823
              (Registrant's telephone number, including area code)
                                _________________

      Securities registered under Section 12(b) of the Exchange Act:

                                                         Name of Each Exchange
       Title of Each Class                                on which Registered
       -------------------                                -------------------
               N/A                                               N/A

      Securities registered pursuant to 12(g) of the Exchange Act:

                               Title of Each Class
                               -------------------
                           Common Stock, no par value

      Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

      Issuer's revenues for the year ended June 30, 1997 were $216,887. The aggregate market value of Common Stock held by non-affiliates of the registrant at October 8, 1997, based upon the last reported sales prices on the OTCBB was $7,433,125. As of October 8, 1997, there were 16,747,500 shares of Common Stock outstanding.
________________________________________________________________________________

                                  TABLE OF CONTENTS
                                  -----------------

                                                                                          Page
                                                                                          ----


PART I

      Item 1.     Business............................................................     3

      Item 2.     Properties..........................................................     5

      Item 3.     Legal Proceedings...................................................     6

      Item 4.     Submission of Matters to a Vote of Security Holders.................     6


PART II

      Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters    6


      Item 6.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations........................................     7

      Item 7.     Financial Statements................................................    13

      Item 8.     Changes in and Disagreements With Accountants on Accounting
                     and Financial Disclosure.........................................    13



PART III

      Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of The Exchange Act................    13

      Item 10.    Executive Compensation..............................................    16

      Item 11.    Security Ownership of Certain Beneficial Owners and Management......    18

      Item 12.    Certain Relationships and Related Transactions......................    19

      Item 13.    Exhibits and Reports on Form 8-K....................................    20

                                      PART I

ITEM 1.     BUSINESS

GENERAL

      Worldwide Petromoly, Inc., formerly known as Ogden, McDonald & Company (the "Company") was incorporated under the laws of the State of Colorado on October 13, 1989. The Company was originally formed for the primary purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. In August 1994, the Company filed a registration statement with the Securities and Exchange Commission on Form 10-SB, wherein it registered its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "34 Act"). As a result, the Company became a fully reporting company under the 34 Act, which management believed enhanced the Company's ability to attract a suitable private merger or acquisition candidate.

      Until July 22, 1996, when the Company acquired 100% of the outstanding common stock of Worldwide Petromoly Corporation, the Company had no operations other than issuing stock to its original shareholders. As such, the Company was a "shell" company whose sole purpose was to locate and consummate a merger or acquisition with a private entity. On July 22, 1996 the Company effected a 3-for-1 stock split which resulted in 1,500,000 being outstanding. Also on July 22, 1996, the Company completed a reverse acquisition of 100% of the outstanding common stock of Worldwide Petromoly Corporation in exchange for 14,507,500 shares of the Company's Common Stock which resulted in the shareholders of Worldwide Petromoly Corporation acquiring approximately 90.6% of the shares outstanding in the Company. The Company changed its name to Worldwide Petromoly, Inc. Unless the context otherwise requires, the term "Company" as used herein refers to the Company and its wholly-owned subsidiary, Worldwide Petromoly Corporation.

DESCRIPTION OF BUSINESS

      The Company is engaged in the business of manufacturing, marketing and distributing a line of molybdenum fortified lubricant products called Petromoly(R), which is an extended drain, high performance engine oil designed to enhance and maintain all types of engines at their peak levels. Prior to the completion of the Company's private offering during July 1996, the Company had focused its efforts on product development, field testing and the development of a small customer base to acquire testimonial support for the product technology. On August 1, 1996 the Company hired James Danner who has been elected as President of the Company and Fred Lehman has been elected to serve as Vice President of Marketing. The Company's immediate focus is on adding new commercial and industrial customers. This process takes three to six months because such customers typically want to test the Company's products for 90 days before making any decisions. Some of the Company's current customers are Continental Airlines, Enron, Kyle Railroad, Northcoast Railroad and The Oil Connection Lube Centers.

     Based on various tests which have been conducted the Company believes that its product line offers several competitive advantages over other products. These benefits include a significant increase in fuel economy, longer engine life, and an ability to substantially reduce harmful exhaust emissions, engine wear and friction.

ENGINE OIL AND OIL ADDITIVE PRODUCTS

      The Company currently offers the following products for the markets indicated:

      1. Industrial Oil - HD SAE 40 Engine Oil - This was the Company's first product and it is used as a general purpose industrial oil. It is available in one quart containers, fifty-five gallon drums and in bulk shipments.

      2. Railroads - HD SAE 40 RR Engine Oil - The railroad industry is a major market for the Company. The Company has received favorable test results from Kyle Railroad, North Coast Railroad and Washington Central Railroad. This product is available in fifty-five gallon drums up to rail car quantities.

      3. Passenger Cars, Light Duty Trucks, Vans and Utility Vehicles - LDF SAE 10W-30.

      4.    Natural Gas Compressor Applications - NGC SAE 30 or SAE 40.

      5. Automotive Additive - Moly Extra - This product is sold by the pint or in eight ounce containers to be added at every oil change.

PATENTS, TRADEMARKS AND LICENSES

      During November, 1994, the Company filed an application with the United States Patent and Trademark Office for a patent on Petromoly. During December 1995, the Company received a Notice of Allowability indicating that a patent would be granted for Petromoly provided that certain formalities are met. The Company has filed a continuance for three years to protect the disclosure in the patent application from the public. The Company also holds the rights to the registered trademark "Petromoly(R)."

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

      Currently nearly all of the Company's personnel, including Directors, are involved in marketing the Company's products. The target markets are industrial and commercial users. The Company also has begun to approach the direct retail markets through the Company's sales personnel. The methodology used is primarily personal sales contact and referral sales.

MANUFACTURING

      Fully formulated Petromoly is not a synthetic, has no exotic ingredients, and is relatively inexpensive to produce. The secret to Petromoly's success is the proprietary blending process which combines common components with high-grade base oil stock. To provide rapid response to market needs without significant capital investment, the Company has chosen to use existing contract blending companies to produce the Company's products. The blending facility at this point is Forsythe Lubrication Association, Ltd. in Canada. Forsythe is producing railroad products, 15W-40 and 10W-30. They are also producing the car oil additive. LSC in California and South Coast Terminals in Texas are also under contract for production and will expand as the market grows. Mega Lubricants is producing all of the Company's packaged goods (i.e. quarts and gallons) for the trucking and car oil markets. With these three producers, the Company is able to produce and ship products economically to any locality in the United States or Canada. Additional manufacturers will be selected as necessary.

RESEARCH AND DEVELOPMENT

      The Company spent $23,000 on research and development during the fiscal year.

EMPLOYEES

      The Company presently has 14 employees, of which eight are in management positions, including corporate and administrative operations, and six are engaged in sales.

MAJOR CUSTOMERS

      During the year ended June 30, 1997, approximately 77% of the Company's revenues were received from two customers.

ITEM 2.     PROPERTIES

      The Company maintains its corporate offices at 1300 Post Oak Boulevard, Suite 1985, Houston, Texas 77056. The Company rents approximately 932 square feet at this location and pays approximately $1,200 per month for rent pursuant to a lease which expires on December 14, 2001. The Company also rents approximately 5,184 square feet at 757 Kenrick, Suite 112, Houston, Texas 77060, pursuant to a lease which requires monthly payments of approximately $2,330 and which expires September 30, 1999. In addition, the Company rents approximately 1,400 square feet of warehouse storage and facility space at 1550 Latham Road, Bay #5, West Palm Beach, Florida 33409. Pursuant to a lease which requires monthly payments of approximately $971 and which expires in May 1998. The Company believes that its properties are suitable and adequate for its present and contemplated operations.

ITEM 3.     LEGAL PROCEEDINGS

      The Company is not currently a party to any pending litigation.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 1997, there were no matters submitted to a vote of the Security Holders, through solicitation of proxies or otherwise.


                                     PART II


Item  5.    MARKET  FOR   REGISTRANT'S  COMMON  EQUITY  AND RELATED  STOCKHOLDER
            MATTERS

                           PRICE RANGE OF COMMON STOCK

      The Company's Common Stock is traded on the OTCBB under the symbol "MOLY." The following table sets forth the quarterly high and low bid prices per share for the Common Stock, as reported by the OTCBB.

                                                   High Bid           Low Bid
                                                   --------           -------

1996
      First Quarter........................        $ (*)               $ (*)
      Second Quarter ......................        $ (*)               $ (*)
      Third Quarter........................        $ (*)               $ (*)
      Fourth Quarter.......................        $ (*)               $ (*)

1997
      First Quarter........................        $8.00               $6 1/4
      Second Quarter.......................        $6 1/4              $3 1/2
      Third Quarter........................        $4 7/8              $2 9/16
      Fourth Quarter.......................        $2 7/8              $1 7/16
____________________________
* The Company believes that there were no bids on the Company's common shares during this period.

      On October 8, 1997, the last bid for the Common Stock as reported by the OTCBB was $1 3/4 per share. On September 26, 1997, there were approximately 1,060 stockholders of record of the Common Stock.

      The Company has not paid, and the Company does not currently intend to pay cash dividends on its common stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain all earnings, if any, to provide funds for operation and expansion of the Company's business. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as the Company's results of operations, financial condition, capital needs and acquisition strategy, among others.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes. See Consolidated Financial Statements. Certain statements contained herein are not based on historical facts, but are forward looking statements that are based upon assumptions about future conditions that could prove not to be accurate. Actual events, transaction and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

      RESULTS OF OPERATIONS - GENERAL

      In July 1996,  the Company's  operating  subsidiary,  Worldwide  PetroMoly
Corporation, was acquired through a reverse acquisition by Ogden McDonald & Company (former symbol-OGDM) preceded by approximately $4,000,000 of investment capital to provide the Company adequate funding to build a foundation for growth and industrial brand awareness of its new lubricating technology. While keeping in perspective the acquisition of Worldwide PetroMoly Corporation, now a subsidiary, by the Company (name changed to Worldwide PetroMoly Inc. Symbol-MOLY), the Company's structure has changed significantly to reflect the activities of this subsidiary. The Company has invested in recruiting and training a new sales force and further establishing the Company's infrastructure. These activities included the hiring of experienced and qualified personnel. This includes hiring a new president, James Danner, a former Pennzoil vice president executive, employed for 23 years, as well as other high-level industry executives to properly administer the Company. The focus has also been on expanding and improving the product lines, and spending the appropriate and necessary amount of capital for product certification and quality control. Product development successfully focused on applying the proprietary technology to new products such as cutting oils for threading, armament oil to private label(presently being tested by the US Army), and a very effective oil additive designed for automobiles and light trucks.

      Other activities include: relocating the corporate as well as the administrative headquarters; the redesigning and upgrading of the corporate image and sales support with a new logo, website, product brochures, product labels and packaging; the purchasing of additional new delivery and operational equipment, designing and printing investor brochures, and custom purchasing a trade show booth along with related marketing materials. Additionally, the Company expanded in the third quarter by adding new sales and sales-support personnel and equipment, at a satellite office and warehouse in south Florida.

      The Company has continued extensive field testing and objective lab testing while several major multinational customers were undergoing extended final evaluation tests of the PetroMoly products on their complex high-end machinery and fleet vehicles. These tests have been complicated and time consuming, but all of the results have been excellent. Management anticipates a material rise in revenue in the prospective production of contracts and agreements, giving a significant rise to the PetroMoly revenues and customer base within the next fiscal year. During the past year, sales concentration was targeting various industrial leaders and massive fleet operators. For these larger customers there are usually test periods that the PetroMoly products are subjected to which can last anywhere from three months to a year, depending on each market and end-user. Railroad, bus and gas compressor engines, for example, are very expensive and complex machinery, requiring constant monitoring. Therefore, the addition of PetroMoly's new lubrication technology to an entire line or fleet is gradual.

      The Company has enjoyed a significant amount of activity due to the test results that PetroMoly achieved from subjecting its product to various independent US Environmental Protection Agency sanctioned lab tests that documented and certified the superior results of PetroMoly engine oil on the most complex machinery. Although these tests are costly as well as time consuming, management believes they will have a high value to the Company and further its ability to market a new name brand and a new technology in motor oil and related products.

      This year's sales activities included a test radio advertising campaign with Metro Traffic reports for brand awareness. The international sales department has recently produced distributorship agreements in Europe, Mexico, China, and South American countries. Domestically, the Company added a new railroad customer, expanded its sales to customers such as Continental Airlines, and is in various stages of development with customers such as Fluor Daniel, Browning Ferris and Greyhound Bus.

      YEAR ENDED JUNE 30, 1997, COMPARED TO YEAR ENDED JUNE 30, 1996

      Total net sales for the year ended June 30, 1997 were $216,887 as compared to $321,845 for the year ended June 30, 1996, a 33% decrease. The reason for the decrease is Management's decision to concentrate the sales resources on procuring a few large industrial customers that are known industry leaders. Sales discounts, selective sampling of products, together with long attentive testing periods were practiced to educate these elite customers about the new lubricant technology. The potential of these relationships was deemed a much stronger investment than spreading the focus on a broader customer reach. The Company did attract considerable publicity from its association with Continental Airlines, and this has lead to discussions and testing with other very large industry related companies. Management believes that the next fiscal year will prove that the past year's sales strategy will reward the Company with substantial revenues and fiscal commitments.

      Cost of sales as a percentage of net sales increased from 85% for the year ended June 30, 1996, to 88% for the year ended June 30, 1997. Temporary sales discounts and sampling out inventory were factored into 1997's cost of sales that reduce the sales margins. During the last fiscal quarter of 1997 the Company negotiated lower costs of production with its suppliers as well as more favorable freight rates for distribution. The Company is currently interviewing several strategically located blending facilities throughout North America, South America and Europe. Once these blending agreements are in place, proximity will dictate lower freight cost thus reducing the cost of goods. A more material drop in costs should be realized due to the economies of scale with increased volume production runs. The demand associated with the caliber of customers that the Company has been targeting could qualify it for a dramatic drop in cost of production runs with only a few, or in some cases one, consummated commitment.

      Selling, general and administrative expenses increased from $359,048 for the year ended June 30, 1996, to $4,475,836 for the year ended June 30, 1997. The large elevation in expenses was mainly due to non-cash transactional payments in the form of shares and options granted as compensation to non-employees totaling $2,934,158 that must be calculated and recorded as an expense on the Company's profit and loss statement according to the pronouncements of the generally accepted accounting principles. The other reason for the large increase in expense was due to the large-scale increase in the Company's administrative presence directly associated with the Company's July 1996 (fiscal 1997) reverse acquisition and preceding funding for such action. These operational activities are described in the GENERAL section of this analysis.

      Interest income in 1997 of $151,539 was due to the interest received from the investments in certificates of deposit and commercial paper with the Company's cash reserves. Miscellaneous income decreased from $29,018 in the year ended June 30, 1996, to $20,998 in the year ended June 30, 1997, because the Company had a subtenant for some of its then office space during part of the 1996 year. This sublease terminated during March 1996.

      Interest expense increased from $3,264 in the year June 30, 1996, to $9,211 in the year ended June 30, 1997, due to increased borrowings during the year.

      LIQUIDITY AND CAPITAL RESOURCES.

      At June 30, 1997, the Company had a positive working capital in the amount of $1,911,708, including $864,555 unrestricted cash, $527,971 in investments in certificates of deposits, and $418,857 restricted cash under line of credit arrangements, as compared to a working capital of $(167,312) at June 30, 1996. The increase in working capital was primarily due to the July 1996 private offering.

      Operating activities for the year ended June 30, 1997, utilized cash of $1,594,825 as compared to $146,959 for the year ended June 30, 1996. The increased utilization of cash resulted primarily from the fiscal 1997 net loss.

      Cash flow of $4,001,879 was provided from financing activities for the year ended June 30, 1997, as compared to $144,080 for the year ended June 30, 1996. During 1997 cash financing was accounted from the following sources:

$3,900,115 was provided by the July 1996 private offering; $80,000 in options exercised; and $345,000 proceeds from notes payable--compared to $123,236 from 1996. $323,236 was used to repay notes payable and advances to stockholders in 1997.

      Net cash used from investing activities in 1997 was $1,543,419. These activities involve $481,194 net of repayments in notes receivable, which include related parties; and $527,971 in certificates on deposit.

      As of June 30, 1997, the Company had revolving lines of credit with two banks, which expire in August 1998 with total balances outstanding of $265,000.

During the 1997 fiscal year, $108,000 was used to upgrade computer equipment and move administrative offices.

      As of June 30, 1997, the Company had no material commitments for capital expenditures.

      At June 30, 1997, the Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely or not that the deferred tax asset would be utilized.

      For the years ended June 30, 1997 and 1996, the Company incurred net losses totaling $4,287,123 and $284,221 respectively. Those losses contributed to net cash used in operating activities of $1,594,825 and $146,959 for each of the years ended June 30, 1997 and 1996, respectively. As of June 30, 1997, the Company has unrestricted cash of and cash equivalents and investments and certificates of deposit balance of $1,392,526. In the event that the Company is unable to generate sufficient revenues from operations, or is unable to obtain additional financing, it may be unable to continue to develop and support its present cost levels and continue as a going concern. However, Management strongly believes, the operational activities that the Company invested its time and resources in will come to fruition in fiscal 1998. Furthermore, the Company is presently considering raising additional equity through the sale of its common stock and/or the contracting with third parties for financing to develop a direct-market advertising campaign, to expand it's marketing efforts in order to generate additional revenues. No assurance can be given that the Company will be successful in achieving its revenue growth strategy; or that will obtain financing at terms that are acceptable to the Company.

      OUTLOOK

      The year ended June 30, 1997 was a year of transition for the Company as its strategic focus lay on consummating relationships with a group of leaders in the industrial markets, which are known as opinion leaders of new technologies. Management foresees an ending in fiscal year 1998 of the "testing periods" that the Company has invested with these groups, followed by qualified revenue producing contracts, and testimonials that will attract other companies in the similar industries for a greater market share. As stated earlier, any one of the substantial customers that the Company is presently working with is capable of increasing the volume productions to much greater economies of scale. These savings will decrease cost of sales, and possibly decrease the cost to the customers as well.

      Management is extremely anxious to begin marketing the newly developed oil additive that uses the same proprietary technology to suspend molybdenum in motor oil for cars and light trucks. An advertising campaign is planned for this particular product beginning with an infomercial to create consumer awareness and educate the general public about the Company's new technology. This exposure will possibly facilitate a demand for the other PetroMoly products as well. During this campaign, distribution will be maintained through fulfillment houses. Later a full-scale retail campaign is planned as the product is sold in the auto after-market stores and retail chains. Reports to management show this oil additive product, being a new technology in a proven direct response category, is projected to carry an enormous demand.

      With the progressing sales relationships maturing and the new product lines being marketed, the Company expects operating margins and revenues to improve appreciably during fiscal 1998.


      NEW ACCOUNTING PRONOUNCEMNETS

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than is currently used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share.

      The Company is required to adopt this standard in the fourth quarter of 1997. Using the principles set forth in SFAS 128, basic and diluted earnings per share would not be materially different from that presented.

      Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129") effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 will have no effect on the Company as it currently discloses the information specified.

      In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

      Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating
decision  maker  in  deciding  how  to  allocate   resources  and  in  assessing
performance.

      Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

ITEM 7.  FINANCIAL STATEMENTS

         The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               On September 19, 1996, the Company's former auditors resigned and the Company engaged BDO Seidman, LLP as its independent certified public accountants for the fiscal year ended June 30, 1996. The details of this change in accountants has been previously reported in the Company's Form 8-K dated September 19, 1996. The Company's Board of Director's made the decision to engage BDO Seidman, LLP because the Company relocated its main office to Houston, Texas.


                                    PART III
                                    --------

ITEM 9.  DIRECTORS,   EXECUTIVE    OFFICERS,  PROMOTERS   AND  CONTROL  PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and executive officers of the Company and its wholly-owned subsidiary, their ages and positions held in the Company are as follows:

   Name                 Age                     Positions Held
   ----                 ---                     --------------

Gilbert Gertner*        72          Chairman of the Board, Director
                                    and Chief Executive Officer of the Company

Robert Goldberg         47          President and Director of the Company

Fred Lehman             58          Vice President of Marketing Worldwide
                                    Petromoly Corporation

Lance Rosmarin*         35          Secretary and Director of the Company
                                    and Chief Financial and Accounting Officer

James Danner            48          President of Worldwide Petromoly Corporation
________________________

      *Gilbert Gertner is the step-father of Lance Rosmarin. There is no family relationship between any other officer and director of the Company.

BUSINESS EXPERIENCE

      GILBERT GERTNER has served as the Chairman of the Board of the Company since July 22, 1996, and Chairman of the Board and CEO of Worldwide Petromoly Corporation since April 15, 1993. Gilbert Gertner was born and raised in New York City and entered the real estate business in New York in 1946 as a real estate salesman. He became a partner in the firm, with holdings in several states consisting of hospitals, motels and office buildings and other businesses. In 1964, Mr. Gertner came to Houston where he had major holdings. In 1965 he entered the apartment business with a purchase of 1,900 apartments. He became involved in general real estate and specifically in the area of apartments, motels, mobile home parks, restaurant franchising, nursing homes, hospitals, land developments and businesses. From 1977 to 1992, he was the senior partner of Gertner, Aron, Ledet and Lewis Investments, an investment company which was involved in apartment construction, shopping center development, mini-warehouse development, business purchases, financing and medical investments. In 1992, Mr. Gertner formed his own company, Gertner Investments. He serves on the Board of Directors of one of his companies, CXR Telecom Communications, located in San Jose, California. He has served, or still serves as Chairman of the Board of several public and privately held corporations which include: DATA Systems Software, Inc. (NASDAQ -- DSSI), which provides sophisticated software services and products to commercial and military customers (1990 - 1991); Citadel Computer Systems, Inc. (NASDAQ -- NOFF), which produces a line of network security computer software (1992 to present); GGR Oil, Inc., which manages a chain of Texaco Express Lube centers, and Pennzoil related lube centers, located in Texas and Florida, which employs over 100 people (1993 to present); and National Recycling Group, an oil and oil filter recycling company (1994 to present). He has owned and operated many hospitals, including Pasadena General, Medical Arts Hospital Building, Southmore Hospital and Peachtree Hospital (Atlanta), Villa Capri (Austin, Texas), and the Villa Inn (Dallas, Texas). He has also owned and operated over 6,000 apartment units in Houston and Pasadena, Texas. In 1990, Mr. Gertner was honored with the Zionist Organization of America ("ZOA") "Man of the Year" award, commending him has a civic leader and humanitarian. Mr. Gertner is a member of Congregation Beth Yeshuran. He has served in numerous communal activities in the UJA Prime Minister's Mission. Mr. Gertner spends approximately 80% of his time on the Company's business.

      ROBERT GOLDBERG has served as President and a Director of the Company since July 22, 1996, as President of Worldwide Petromoly Corporation from April 15, 1993, until September 3, 1996, and as a Director of Worldwide Petromoly Corporation since April 15, 1993. From 1986 until 1988, Mr. Goldberg was the General Manager of Gregg Bingham's Ten Minute Oil'R Change, a small two store operation in the quick lube industry in Houston. He joined Jiffy Lube
International as Director of Operations for 37 Houston area centers in 1988. During this period, Jiffy Lube decided to sell all the company stores and Bob moved into franchise sales for Jiffy Lube and became their leading salesman.
After Jiffy Lube was acquired by Pennzoil in 1990, Mr. Goldberg left the company. From 1990 until June 1992, he consulted in the quick lube business, becoming known in the Houston area for his expertise. In June 1992, G.G.R. Oil, Inc. was formed, with Mr. Goldberg as President and a director, to purchase two stores in the Houston market which Texaco had been trying to operate, unsuccessfully. From this base, G.G.R .Oil, Inc. has expanded to a total of 15 stores in Houston and West Palm Beach, Florida. In the Houston market the stores operate under the name Texaco Express Lube, while the stores in Florida are known as the Oil Connection. Mr. Goldberg continues to serve as President of G.G.R. Oil, Inc. Mr. Goldberg received an Engineering Degree from the University of Michigan in 1972. Mr. Goldberg spends approximately 15% of his time on the Company's business.

      LANCE  ROSMARIN has served as Secretary,  Chief  Financial and  Accounting
Officer and a Director of the Company since July 22, 1996, and as Secretary, Treasurer and a Director of Worldwide Petromoly Corporation since April 15, 1993. Since 1993, he has been a partner in Gertner Investments, an investment company with investments in real estate and other businesses. From 1990 until 1993, Mr. Rosmarin was employed by Gertner, Aron, Ledet and Lewis Investments. He has served as Secretary, Vice President and a director of GGR Oil, Inc. since 1993, and as Vice President and a director of National Recycling Group since 1994. He also served as Secretary, Vice President and a director of Citadel Computer Systems, Inc., a public company, from 1993 until March 1996. Mr. Rosmarin received a Bachelor of Science Degree in Finance and Marketing from the University of Texas in 1985, and an MBA Degree in Finance from the University of Texas in 1988. Mr. Rosmarin spends approximately 80% of his time on the Company's business.

      FRED LEHMAN was elected Vice President of Marketing of Worldwide Petromoly Corporation on September 3, 1996, and he has been employed by Worldwide Petromoly Corporation since March 1994. Mr. Lehman was employed by Pennzoil from 1962 until his retirement in 1990. During his last eight years at Pennzoil, he was the national sales manager for their commercial and industrial division. During his eight year tenure, commercial and industrial sales grew from $3.7 million to $88 million.

      JAMES DANNER was elected President of Worldwide Petromoly Corporation on September 3, 1996, and he has been employed by Worldwide Petromoly Corporation since August 1, 1996. Mr. Danner graduated from the University of Colorado in 1970 with a B.S. degree in Business. He was an executive with Pennzoil Products from 1971 until July 1996. He served as Vice President of the Installed Marketing Division from 1994 until July 1996, and prior thereto he served for approximately fifteen years as the Division Manager for the Northeastern United States. During Mr. Danner's term, Pennzoil attained the number one market share in both the DIY and installed market segments of the Passenger Car Motor Oil business. Mr. Danner's Northeastern division was responsible for in excess of $250 million in annual sales.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      No person who was either a director, officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year except for Lance Rosmarin, who failed to timely file one Form 4 which has been filed.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table reflects all forms of compensation for services to the Company for the fiscal years ended June 30, 1997, 1996 and 1995 of the Chief Executive Officers of the Company. No executive officer of the Company, other than Gilbert Gertner and James Danner, received compensation which exceeded $100,000 during the fiscal year ended June 30, 1997.

                            SUMMARY COMPENSATION TABLE

                                                                               Long-Term
                                                Annual Compensation          Compensation
                                             -------------------------   --------------------
                                                                                                 All
                                                                         Restricted    Stock     Other
                                                                           Stock       Options   Compen-
Name & Principal Position             Year   Salary   Bonus   Other (1)    Awards     (Shares)   sation
-------------------------             ----   ------   -----   ------     ----------   --------   ------
Gilbert Gertner                       1997  $110,000  $6,000    $9,900      -0-      540,000 (2)    -0-
 Chief Executive Officer              1996       -0-     -0-       -0-      -0-          -0-        -0-
 of Worldwide Petromoly, Inc.         1995       -0-     -0-       -0-      -0-          -0-        -0-


James Danner                          1997  $ 94,416  $5,200    $7,700      -0-      300,000 (3)    -0-
 President                            1996       -0-     -0-       -0-      -0-          -0-        -0-
 of Worldwide Petromoly Corporation   1995       -0-     -0-       -0-      -0-          -0-        -0-
_________________________________________

(1)   Automobile allowance.
(2)   All options vested in August 1996, and expire in July 2001.
(3)   100,000  options vested in August 1996.  65,000 options vested in August 1997.  65,000 options do not vest until August 1998.  70,000  options do not vest until August 1999. All options expire in
      August 2001.

DIRECTOR COMPENSATION

       The Company does not currently pay any cash directors' fees, but it pays the expenses of its directors in attending board meetings.

EMPLOYMENT AGREEMENTS

       Effective August 1, 1996, Worldwide Petromoly Corporation entered into five year employment agreements with its four executive officers. The following table sets forth the name and title of each person and their compensation for the first year of their employment agreement.

                                                 Annual      Automobile
Name               Title in Petromoly            Salary      Allowance
----               ------------------            ------      ---------

Gilbert Gertner    Chairman of the Board         $120,000    $950/month
                   and Chief Executive Officer

James Danner       President                     $103,000    $655/month

       Mr. Gertner's agreement provides that his annual salary will increase to $144,000 in the second year and to $180,000 in the third, fourth and fifth years. All four officers may receive bonuses or other extraordinary compensation as determined in the discretion of the Worldwide Petromoly Corporation Board of Directors.

       All four agreements include a covenant not to engage in any business that uses any of Worldwide Petromoly Corporation's proprietary information regarding MSO2 or Molydisulfide, that competes with Worldwide Petromoly Corporation during the term of the agreement and for a period of five years following the termination of the agreement.

STOCK OPTION PLAN

       During July 1996, the Board of Directors adopted a Stock Option Plan (the "Plan"), and in July 1996, the Company's shareholders approved the Plan. The Plan as amended authorizes the issuance of options to purchase up to 3,500,000 shares of the Company's Common Stock. The Plan allows the Board to grant stock options from time to time to employees, officers, directors and consultants of the Company. The Board has the power to determine at the time that the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. Vesting provisions are determined by the Board at the time options are granted. The option price for any option will be no less than the fair market value of the Common Stock on the date the option is granted.

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

       As of June 30, 1997, 2,875,000 stock options had been granted under the Plan, 40,000 of which have been exercised. Neither Mr. Gertner nor Mr. Danner received any stock options during the fiscal year ended June 30, 1997.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth, as of September 19, 1997, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each officer and director individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted.

                                     Amount and Nature
Name and Address                     of Beneficial Ownership    Percent of Class
----------------                     -----------------------    ----------------

Gilbert Gertner                       11,790,000 (1)                    68%
1300 Post Oak Boulevard, Suite 1985
Houston, Texas  77056

Robert Goldberg                        1,310,000 (2)                     8%
15010 Falling Creek
Houston, Texas  77068

James Danner                             300,000 (3)                     2%
1300 Post Oak Boulevard, Suite 1985
Houston, Texas  77056


Fred Lehman                              150,000 (4)                     1%
1300 Post Oak Boulevard, Suite 1985
Houston, Texas  77056

Lance Rosmarin                            50,000 (5)                   0.3%
1300 Post Oak Boulevard, Suite 1985
Houston, Texas  77056

All Directors and Officers             13,600,000                       76%
as a Group (5 Persons)
______________________

(1) Includes 540,000 shares underlying currently exercisable options held by Mr. Gertner.
(2) Includes 60,000 shares underlying currently exercisable options held by Mr. Goldberg.
(3) Includes 300,000 shares underlying currently exercisable options held by Mr. Danner.
(4) Includes 150,000 shares underlying currently exercisable options held by Mr. Lehman.
(5) Includes 50,000 shares underlying currently exercisable options held by Mr. Rosmarin.

       The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ACQUISITION OF WORLDWIDE PETROMOLY CORPORATION

       On July 22, 1996, the Company completed the acquisition of 100% of the outstanding common stock of Worldwide Petromoly Corporation in exchange for 14,507,500 shares of the Company's Common Stock (approximately 90.6% of the shares now outstanding). The stock issuances were made pursuant to the Agreement ("Agreement") between the Company and Worldwide Petromoly Corporation. The terms of the Agreement were the result of negotiations between the managements of the Company and Worldwide Petromoly Corporation. However, the Board of Directors did not obtain any independent "fairness" opinion or other evaluation regarding the terms of the Agreement, due to the cost of obtaining such opinions or evaluations. A total of 12,500,000 of the shares issued in connection with the acquisition of Worldwide Petromoly Corporation were issued to Petromoly Capital Partners, which is a Texas general partnership. Gilbert Gertner and Robert Goldberg are the two general partners and Mr. Gertner owns 90% of the partnership and Mr. Goldberg owns 10% of the partnership.

TRANSACTIONS INVOLVING WORLDWIDE PETROMOLY CORPORATION

       On January 1, 1996, Worldwide Petromoly Corporation accepted a capital contribution from its sole shareholder, Petromoly Capital Partners, a Texas general partnership (the "Partnership"), of assets previously licensed to and utilized in Worldwide Petromoly Corporation's business, which assets the Board of Directors valued at $1,500,000. The assets were conveyed to Worldwide Petromoly Corporation under a Quitclaim Bill of Sale and Assumption Agreement, which included a provision obligating Worldwide Petromoly Corporation to pay a certain obligation of the Partnership to Gilbert Gertner, when due, in an amount not to exceed $90,000. This obligation has subsequently been paid in full by the Company for $52,000. The assets contributed by the Partnership will be recorded on the Company's financial statements at zero value because generally accepted accounting principles require that such assets may not be recorded in excess of their original cost basis. The assets contributed by the Partnership will be recorded on the Company's financial statements at zero value, because generally accepted accounting principles require that such assets may not be recorded in excess of their original cost basis.

       In December, 1996 the Company loaned Citadel Computer Systems Incorporated ("Citadel"), a company of which Mr. Gertner is a director, $500,000 pursuant to a short term promissory note which bore interest at the rate of 10% per annum and was due in January, 1997 (the "Citadel Note"). The Citadel Note was secured by 733,000 shares of common stock of Citadel. As part of the loan transaction, the Company received warrants to purchase 150,000 shares of common stock of Citadel at an exercise price of $.59 per share. In February, 1997, Citadel paid the Company $250,000 as a principal reduction payment. As of June 30, 1997, the outstanding balance on the Citadel Note, which was in default, was $267,289.

       In partial consideration for not foreclosing on the Citadel Note, on June 30, 1997, Commercial Capital Trading Corporation ("Commercial Capital"), a company in which Mr. Gertner is a stockholder, agreed to enter into a new promissory note with the Company in the amount of the then outstanding obligation of Citadel (the "Commercial Capital Note"). The agreement by
Commercial Capital to execute this new note and to assume the obligations of Citadel to the Company was part of a transaction between Citadel and Commercial Capital, in which the Company was not a party. The Commercial Capital Note provided for the payment to the Company of $5,000 per month and bore interest at the rate of 10% per annum. The Commercial Capital Note was secured by the accounts receivable of Commercial Capital. In October, 1997, the Company and Commercial Capital agreed to restructure and modify the Commercial Capital Note, which had a then outstanding balance of $204,000 to provide for an increase in the monthly installment payments to the Company of the greater of (i) $10,000 per month or (ii) 15% of the proceeds received from the collection of accounts receivable up to $100,000 and 50% of the collection of any accounts receivable thereafter, for 12 months, with a final payment to the Company of the remaining outstanding principal and interest, if any, due in the 13th month. The first installment payment under the modified note is due October 20, 1997. The Commercial Capital Note is secured by the accounts receivable of Commercial Capital and the personnel guarantee of Mr. Gertner and another stockholder of Commercial Capital.

       From time to time, the Company's principal stockholder, Gilbert Gertner, has made unsecured, non-interest bearing advances of working capital funds to the Company. The outstanding balance of the advances as of June 30, 1997 and June 30, 1996 were $312,573 and $432,573, respectively. Mr. Gertner has agreed to defer repayment of the advances through June 30, 1998, unless excess cash flow of the Company allows the repayment of the advances prior to that date.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit No.  Identification of Exhibit
             -------------------------

21.1         Subsidiaries
27.1         Financial Data Schedule
_______________________________

(b)    Reports on Form 8-K.

             None

                                   SIGNATURES

       In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of October 1997.

                                     Worldwide Petromoly, Inc.


                                     By:  /s/ Gilbert Gertner
                                        ----------------------------------------
                                         Gilbert Gertner, Chairman of the Board



Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                            Title                         Date


 /s/ Gilbert Gertner            Director                      October 13, 1997
----------------------------    and Chairman of the Board
     Gilbert Gertner


----------------------------    Director and                  October ___, 1997
     Robert Goldberg            President


 /s/ Lance Rosmarin             Director, Secretary and       October 13, 1997
----------------------------    Chief Financial and
     Lance Rosmarin             Accounting Officer

                          INDEX TO FINANCIAL STATEMENTS

                                                                                   PAGE
                                                                                   ----
Worldwide Petromoly, Inc. Consolidated Financial Statements:

       Report of Independent Certified Public Accountants..........................F-2

       Balance Sheet as of June 30, 1997...........................................F-3

       Statements of Loss for the Years Ended June 30, 1997 and 1996...............F-4

       Statements of Stockholders' Equity for the Years Ended June 30,
           1997 and 1996...........................................................F-5

       Statements of Cash Flows for the Years Ended June 30, 1997 and 1996.........F-6

       Notes to Financial Statements...............................................F-7 to F-17


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of
  Worldwide Petromoly, Inc.



We have audited the accompanying consolidated balance sheet of Worldwide Petromoly, Inc. (formerly Ogden, McDonald & Company - the "Company") as of June 30, 1997, and the related consolidated statements of loss, stockholders' equity and cash flows for the years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Notes 2 and 3, the Company executed a reverse merger on July 22, 1996, and acquired all of the outstanding common stock of Worldwide Petromoly Corporation, a privately-held Texas corporation engaged in the marketing and sale of engine lubrication products. The Company then changed its name from Ogden, McDonald & Company to Worldwide Petromoly, Inc.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Worldwide Petromoly, Inc. at June 30, 1997, and the results of its operations and its cash flows for the years ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations since inception and at June 30, 1997 had an accumulated deficit of $5,003,244. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




                                                   BDO SEIDMAN, LLP


October 1, 1997
Houston, Texas

                            WORLDWIDE PETROMOLY, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                       June 30,
                                                                           1997
                                                                    -----------
Assets

Current:
    Cash and cash equivalents ...................................   $   864,555
    Investments in certificates of deposit ......................       527,971
    Restricted investments in certificates of deposit (Note 6) ..       418,857
    Accounts receivable:
       Trade ....................................................        61,761
       Related parties (Note 7) .................................        29,536
    Notes receivable - related parties, current portion (Note 7)        277,347
    Inventories (Note 4) ........................................       128,651
    Prepaid expenses and other ..................................        18,139
                                                                    -----------

Total current assets ............................................     2,326,817

Property and equipment, net (Note 5) ............................       108,547

Notes receivable - related parties, noncurrent portion (Note 7) .       203,847
                                                                    -----------

                                                                    $ 2,639,211
                                                                    ===========

Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable and accrued expenses .......................   $   150,109
    Notes payable (Note 6) ......................................       265,000
                                                                    -----------

Total current liabilities .......................................       415,109

Advances from stockholder (Note 7) ..............................       312,573
                                                                    -----------

Total liabilities ...............................................       727,682
                                                                    -----------

Commitments (Notes 9 and 10)

Stockholders' equity (Notes 3, 10 and 11):
    Preferred stock, no par value, 10,000,000 shares
       authorized, none issued ..................................          --
    Common stock, no par value, 800,000,000 shares
       authorized; 16,747,500 shares issued and outstanding;
       2,835,000 shares reserved for stock options ..............     6,914,773
    Accumulated deficit .........................................    (5,003,244)
                                                                    -----------

Total stockholders' equity ......................................     1,911,529
                                                                    -----------

                                                                    $ 2,639,211
                                                                    ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                            WORLDWIDE PETROMOLY, INC.

                         CONSOLIDATED STATEMENTS OF LOSS




                                                        Year Ended June 30,
                                                  -----------------------------

                                                       1997            1996
                                                  ------------     ------------


Net sales ....................................    $    216,887     $    321,845


Cost of sales ................................         191,500          272,772
                                                  ------------     ------------

Gross profit .................................          25,387           49,073

Selling, general and administrative
    expenses (Notes 10 and 11) ...............       4,475,836          359,048
                                                  ------------     ------------

Loss from operations .........................      (4,450,449)        (309,975)
                                                  ------------     ------------

Other income (expense):
   Interest income ...........................         151,539             --
   Interest expense ..........................          (9,211)          (3,264)
   Miscellaneous income, net .................          20,998           29,018
                                                  ------------     ------------

Total other income, net ......................         163,326           25,754
                                                  ------------     ------------

Net loss .....................................    $ (4,287,123)    $   (284,221)
                                                  ============     ============

Loss per common share ........................    $       (.27)    $       (.19)
                                                  ============     ============

Weighted average common shares outstanding ...      16,089,167        1,500,000
                                                  ============     ============
















                   The accompanying notes are an integral part of these consolidated financial statements.

                            WORLDWIDE PETROMOLY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


For the years ended
June 30, 1997 and 1996



                                                Preferred Stock         Common Stock
                                                ---------------         ------------          Accumulated
                                               Shares      Amount    Shares      Amount         Deficit         Total
                                              --------   ---------  ---------  ------------  -------------      --------
BALANCE, July 1, 1995 .......................        -   $       -  1,500,000  $        500  $    (431,900)  $  (431,400)

Net loss.....................................        -           -          -             -       (284,221)     (284,221)
                                              --------   ---------  ---------  ------------  -------------      --------

BALANCE, June 30, 1996 ......................        -           -  1,500,000           500       (716,121)     (715,621)

Reverse merger transactions (see Note 3):

  Issuance of common stock in
     connection with private
     offering net of offering
     costs...................................        -           -  2,007,500     3,900,115              -     3,900,115

  Issuance of common stock in connec-
    tion with reverse merger ................        -           -  12,500,000            -              -             -

Issuance of common stock to non-
  employees in exchange for services
  rendered (Note 11).........................        -           -    700,000     1,344,700              -     1,344,700

Stock options granted to non-employees
  in exchange for services rendered
  (Note 10)..................................        -           -          -     1,589,458              -     1,589,458

Exercise of stock options....................        -           -     40,000        80,000              -        80,000

Net loss.....................................        -           -          -             -     (4,287,123)   (4,287,123)
                                              --------   ---------  ---------  ------------  -------------   -----------

BALANCE, June 30, 1997.......................        -   $       -  16,747,500 $  6,914,773  $  (5,003,244)  $ 1,911,529
                                              ========   =========  ========== ============  =============   ===========







































                   The accompanying notes are an integral part of these consolidated financial statements.

                            WORLDWIDE PETROMOLY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                                 Year Ended June 30,
                                                              --------------------------

                                                                  1997           1996
                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................................   $(4,287,123)   $  (284,221)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation ......................................        14,350           --
        Common stock issued to non-employees for services .     1,344,700           --
        Stock options granted to non-employees for services     1,589,458           --
        Changes in assets and liabilities:
          Accounts receivable .............................       (67,196)        37,486
          Inventories .....................................      (106,887)       (21,764)
          Prepaid expenses and other assets ...............        43,641        (57,283)
          Accounts payable and accrued expenses ...........      (125,768)       178,823
                                                              -----------    -----------


  Net cash used in operating activities ...................    (1,594,825)      (146,959)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Certificates of deposit .................................      (527,971)          --
  Restricted investments in certificates of deposit .......      (418,857)          --
  Capital expenditures ....................................      (115,397)        (7,500)
  Loans to related parties ................................      (741,194)          --
  Repayments on loans to related parties ..................       260,000           --
                                                              -----------    -----------
  Net cash used in investing activities ...................    (1,543,419)        (7,500)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from private offering, net of offering costs ...     3,900,115           --
  Proceeds from options exercised .........................        80,000           --
  Proceeds from notes payable .............................       345,000        123,236
  Repayments of notes payable .............................      (203,236)       (65,837)
  Advances from stockholders ..............................      (120,000)        86,681
                                                              -----------    -----------

  Net cash provided by financing activities ...............     4,001,879        144,080
                                                              -----------    -----------

  Net increase (decrease) in cash .........................       863,635        (10,379)
  Cash and cash equivalents beginning of year .............           920         11,299
                                                              -----------    -----------

  Cash and cash equivalents at end of year ................   $   864,555    $       920
                                                              ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ...........................................   $     9,211    $     3,264
                                                              ===========    ===========

  Non-cash, investing and financing activities:
     Issuance of common stock for services (Note 11) ......   $ 1,344,700    $      --
                                                              ===========    ===========
     Stock option granted for services (Note 10) ..........   $ 1,589,458    $      --
                                                              ===========    ===========


                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 1 - FINANCIAL CONDITION AND GOING CONCERN

      For each of the years ended June 30, 1997 and 1996, the Company incurred net losses totalling $4,287,123 and $284,221, respectively, and at June 30, 1997 had an accumulated deficit of $5,003,244. These losses contributed to net cash used in operating activities of $1,594,825 and $146,959 for each of the years ended June 30, 1997 and 1996, respectively. As a result of these recurring losses and operating cash flow deficits, the Company will require additional working capital to develop and support its customer base, technologies and business until the Company either: (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) receive additional financing necessary to support the Company's working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      Concurrent with the reverse merger in July 1996, the Company raised proceeds in a private offering in the amount of $3,900,115, net of offering costs. As of June 30, 1997, the Company has unrestricted cash and cash equivalents and investments in certificates of deposit balances totalling $1,392,526.

      Currently, the Company's focus has been on developing its customer base by creating brand awareness of its lubrication technology through increasing its marketing efforts and quality control. The Company's marketing efforts have included the recruiting and training of a sales force and advertising and promotion. quality control developments have included product testing and certification and research and development with a focus toward improving and expanding its product lines. Management's plans include raising the necessary capital to continue this revenue growth strategy.

      There are no assurances, however, that the Company can: (1) raise the necessary capital to enable it to continue the execution of its revenue growth strategy; or (2) generate sufficient revenue growth and improvements in operating margins to meet its working capital requirements if such capital is obtained. To the extent that funds generated from operations are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may be required to curtail its operations.

      The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

      Worldwide Petromoly, Inc. (the "Company"), a publicly-held Delaware corporation, is engaged in the marketing and distribution of a line of engine lubrication products under the tradename "Petromoly". The Company was formed as a result of a reverse merger (see Note 3) on July 22, 1996, between Ogden, McDonald & Company ("Ogden McDonald" - the former name of the Registrant with the Securities and Exchange Commission) and Worldwide Petromoly Corporation ("WPC"). Ogden McDonald was incorporated in the state of Delaware on October 13, 1989, and became a public "shell" company for the purpose of engaging in selected mergers and acquisitions. WPC was incorporated in the state of Texas on April 1, 1993, and prior to the reverse merger, was engaged in the same line of

                           WORLDWIDE PETROMOLY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


business as the Company. In connection with the reverse merger, Ogden McDonald acquired all of the outstanding common stock of WPC and subsequently changed its name to Worldwide Petromoly, Inc. WPC is now a wholly-owned subsidiary of the Company.

      The Company contracts with independent parties for the blending of its lubricant products.

BASIS OF PRESENTATION

      The Company has retained the June 30 fiscal year end of the former Ogden McDonald. Accordingly, the accompanying consolidated financial statements reflect the consolidated results of operations and cash flows of Ogden McDonald and its wholly-owned subsidiary, WPC, as if the reverse merger occurred on July 1, 1995. All significant intercompany accounts and transactions have been eliminated. Prior to the reverse merger, WPC reported on a December 31 fiscal year end as a private company.

REVENUE RECOGNITION

      Revenue is recognized when the product is shipped to the customer.

INVENTORIES

      Inventories are valued at the lower of cost (weighted average cost) or market.

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation is computed on the straight line method for financial reporting purposes over the estimated useful lives of the assets ranging from 5 to 7 years.

      The Company reviews its property and equipment whenever events or changes in circumstances indicate the carrying value of an asset may not be fully recoverable.

RESEARCH AND DEVELOPMENT

      Research and development expenses are charged to operations as incurred. During the year ended June 30, 1997 and 1996, research and development costs were $23,000 and $9,000, respectively.

ADVERTISING

      Advertising costs are expensed as incurred. The amount charged to advertising expenses was $108,000 and $6,000 for the years ended June 30, 1997 and 1996.


INCOME TAXES

      Deferred income taxes result from the temporary differences between the financial statement and income tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when differences are expected to reverse.

LOSS PER COMMON SHARE

      The loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding and common stock equivalents, if dilutive. Common stock equivalents include the effect of common shares contingently issuable from exercise of stock options only when the effect would be dilutive.

                           WORLDWIDE PETROMOLY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


CONCENTRATIONS OF CREDIT RISK

      The Company is required by FASB Statement 105, "Disclosure of Information about Financial Instruments with Concentrations of Credit Risk" to disclose concentrations of credit risk. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and certificates of deposit, trade accounts receivable and notes receivable with related parties. The Company places cash and temporary cash investments, which exceed FDIC insurance limits in the amount of $911,358, in financial institutions with strong credit ratings. The Company extends credit in the normal course of business to a number of customers in the transportation industry. As of June 30, 1997, the Company had uncollateralized receivables with three customers approximating $79,000, which represents 87% of the Company's trade account balance, including the related party. During fiscal 1997, sales to three customers amounted to approximately $166,000, which represents 35%, 21% and 20%, respectively of the Company's revenues. With respect to notes receivable with related parties, management believes that there is sufficient collateral underlying the note agreements to protect the Company's credit risk in the event of default (see Note 7).

OTHER RISKS AND UNCERTAINTIES

      The Company is subject to the business risks inherent in the petroleum industry. These risks include, but are not limited to, a high degree of competition within the petroleum industry and continuous technological advances. Future technological advances in the petroleum industry may result in the availability of new services or products that could compete with the products currently provided by the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, restricted cash, investments in certificates of deposit, accounts and notes receivable and long-term debt reported on the balance sheet approximate their fair value. The Company estimated the fair value of long-term debt by comparing the carrying amount to the future cash flows of the instruments, discounted using the Company's incremental rate of borrowing for similar instruments.

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

STATEMENT OF CASH FLOWS

      For the purpose of the statement of cash flows, the Company considers demand deposits and highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

                           WORLDWIDE PETROMOLY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


STOCK BASED COMPENSATION

      In October 1995, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock- Based Compensation" was issued which establishes financial accounting and reporting standards for stock-based employee compensation plans, effective for fiscal years beginning after December 15, 1995. Those plans include all arrangements by which employees receive shares of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. The Statement also applies to transactions in which an entity issues its equity securities or other equity investments to acquire goods or services from non-employees. As of June 30, 1997, the Company has stock options outstanding under its 1996 Stock Option Plan (see Note 10).

      SFAS No. 123 also requires that equity instruments issued to non-employees be accounted for based on fair value. The Statement encourages all entities to adopt the fair value based method for employee stock compensation plans. However, it allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, ("APB No. 25"), "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. At June 30, 1997, the Company has elected to remain with the accounting under APB No. 25 and has made the required pro forma disclosures in Note 10.

NEW ACCOUNTING PRONOUNCEMENTS

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than is currently used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share.

      The Company is required to adopt this standard in the fourth quarter of 1997. Using the principles set forth in SFAS 128, basic and diluted earnings per share would not be materially different from that presented.

      Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129") effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participating rights) including dividend and liquidations preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 will have no effect on the Company as it currently discloses the information specified.

      In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

      Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                           WORLDWIDE PETROMOLY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1997 AND 1996




      SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating
decision  maker  in  deciding  how  to  allocate   resources  and  in  assessing
performance.

      Both of these new standards are effective for financial statements for period beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.


NOTE 3 - REVERSE MERGER

      On July 22, 1996, a reverse merger was consummated, whereby Ogden McDonald offered one share of its common stock for each share of WPC's issued and outstanding common stock, or a total of 14,507,500 restricted shares. WPC became a wholly-owned subsidiary of, and WPC stockholders assumed 90.6% ownership in, Ogden McDonald as of that date. In anticipation of the reverse merger, the following equity transactions occurred:

      On July 15, 1996, WPC amended its Articles of Incorporation to: (1) increase its authorized common stock from 1,000,000 to 20,000,000 shares; (2)
change the par value from $.10 to $.001 per share; (3) reclassify and automatically exchange each share of issued stock from one share, $.10 par value, for 1,250 shares, $.001 par value.

      Between July 15-22, 1996, WPC sold 2,007,500 shares of its common stock at $2.00 per share in a private offering to non-U.S. investors for total net proceeds of $3,900,115. These shares were exchanged for 2,007,500 of Ogden McDonald's shares as part of the exchange.

      On July 22, 1996, Ogden McDonald effected a 3 for 1 stock split which increased its issued and outstanding common stock to 1,500,000 shares.

      In  accordance  with  the  exchange  agreement,  on July 22,  1996,  Ogden
McDonald offered one share of its common stock for each share of WPC's common stock issued and outstanding, or a total of 14,507,000 restricted shares (after the 3-for-1 stock split).

      In connection with the reverse merger, 1,500,000 shares of Ogden McDonald's common stock were reserved for issuance pursuant to the 1996 Stock Option Plan (subsequently amended to 3,000,000 shares) which includes officers of the Company.

                           WORLDWIDE PETROMOLY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1997 AND 1996




NOTE 4 - INVENTORIES

      The major components of inventories as of June 30, 1997 are as follows:

      Finished goods...............................................   $111,962
      Raw materials and packaging..................................     13,625
      Work in progress.............................................      3,064
                                                                      --------
                                                                      $128,651
                                                                      ========


NOTE 5 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following as of June 30, 1997:

      Office furnishings and equipment.............................   $103,858
      Machinery and equipment......................................      6,977
      Vehicles.....................................................     12,062
                                                                      --------
                                                                       122,897
      Less accumulated depreciation................................    (14,350)
                                                                      --------

                                                                      $108,547
                                                                      ========

NOTE 6 - NOTES PAYABLE

      At June 30, 1997, the Company has a $250,000 revolving line of credit facility with a bank which expired in July 1997, and was renewed to July 1998. At June 30, 1997, the Company had drawn $170,000 under this agreement. Interest is payable monthly (8.1% at June 30, 1997) and principal is due on demand, or if no demand, at its scheduled maturity. The borrowings under the line of credit are collateralized by a certificate of deposit in the amount of $262,996.

      At June 30, 1997, the Company had drawn $95,000 under a $100,000 revolving line of credit facility with another bank. Principal and interest (7.09%) are due on demand, or if no demand, in August 1997 (renewed to August 1998, at an interest rate of 7.77% payable quarterly). This borrowing is secured by a certificate of deposit in the amount of $155,861.


NOTE 7 - RELATED PARTY TRANSACTIONS

ACCOUNTS RECEIVABLE - RELATED PARTY

      The Company sells products to an entity that is controlled by the Company's majority stockholder. Sales and the amount due from the entity at June 30, 1997 were approximately $45,000 and $29,536, respectively.

NOTES RECEIVABLE - RELATED PARTIES

      On December 12, 1996, the Company executed a note agreement with a publicly-held corporation in the amount of $500,000, in which a Company officer serves in a similar capacity for both companies. Principal and interest (10% annual rate) was due on January 17, 1997, and was secured by 1,000,000 shares of the borrower's common stock. On February 19, 1997, a portion of the note

                           WORLDWIDE PETROMOLY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

receivable balance in the amount of $250,000 was paid. On June 30, 1997, the note agreement was assigned to a privately-held corporation controlled by this Company officer and an individual Company stockholder. The note, which had a principal balance of $267,289 at June 30, 1997, was refinanced on October 1, 1997 in the amount of $204,950 (reflecting payments and accrued interest thereon). Principal and interest at 10% interest per annum are payable monthly in consecutive installments commencing November 5, 1997, at the greater of: a) $10,000; or b) 15% of the funds received by the borrower from the collection of accounts receivable for the previous month on the first $100,000 of collections and 50% of such funds after the first $100,000 of collections until the note is collected in full. The note is secured by the borrower's accounts receivable and personal guarantees of the individuals referred to above.

      On June 30, 1997, the Company refinanced a note agreement with a stockholder in the amount of $210,945. The note agreement was again refinanced on October 1, 1997, in the amount of $202,182 (reflecting payments and accrued interest thereon). Principal and interest are payable monthly in thirteen consecutive installments ranging between $5,000 and $60,000 commencing October 20, 1997, at 10% per annum. The note is secured by 40,000 shares of Company common stock and 200,000 shares of common stock of the publicly traded corporation referred to above.

      As of June 30,  1997,  the  Company had a demand  note  receivable  in the
amount   of   $12,960,   due  from  the   entity   referred   to  in   "Accounts
receivable-related party" above which was subsequently paid in July 1997.

      As of June 30, 1997, notes receivable maturities were as follows:


                                                                    Amount
                                                                 ----------

      1998.....................................................  $  277,347
      1999.....................................................     203,847
                                                                 ----------
                                                                    481,194
      Less current portion.....................................     277,347
                                                                 ----------
      Long-term portion........................................  $  203,847

ADVANCES FROM STOCKHOLDER

      Prior to the reverse merger, the principal stockholder of WPC who is now an officer and majority stockholder of the Company, advanced funds to WPC resulting in a balance of $432,573 at June 30, 1996. During the year ended June 30, 1997, such balance has been reduced by two draws: 1) the utilization of $95,000 proceeds on the Company's note payable with a bank (see Note 6); and 2) the application of a $25,000 advance by the Company to an officer which was released in exchange for the draw against the advances from stockholder.


NOTE 8 - INCOME TAXES

      Deferred taxes are determined based on temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

                           WORLDWIDE PETROMOLY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


      Deferred tax assets are comprised of the following at June 30, 1997:

      Net operating loss carryforwards........................... $ 1,112,500
      Stock options granted to non-employees.....................     540,500
      Amortization expense.......................................      25,500
      Bad debt expense...........................................       7,000
                                                                  -----------
      Gross deferred tax asset...................................   1,685,500
                                                                  -----------
      Valuation allowance........................................  (1,685,500)
                                                                  -----------
      Net deferred tax asset..................................... $         -
                                                                  ===========


      The Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

      At June 30, 1997, the Company had net operating loss carryforwards totalling approximately $3,272,000 available to reduce future taxable income through the year 2012. The net operating loss carryforwards expire as follows:

      Year ended December 31,                                        Amount
      -----------------------                                    -----------

         2008................................................... $    72,000
         2009...................................................     266,000
         2010...................................................     206,000
         Eighteen months ended June 30, 2012....................   2,728,000
                                                                 -----------

                                                                 $ 3,272,000
                                                                 ===========

NOTE 9 - COMMITMENTS

      The Company leases its office space under long-term operating lease agreements. At June 30, 1997, future minimum lease payments under these operating leases were as follows:

      1998...................................................... $    63,000
      1999......................................................      50,000
      2000......................................................      22,000
      2001......................................................      14,000
      2002......................................................       7,000
                                                                 -----------
                                                                 $   156,000
                                                                 ===========

      Rent expense for the years ended June 30, 1997 and 1996 were $54,000 and $29,000, respectively.

      In August 1996, the Company entered into five year employment agreements with four officers at a combined annual salary of $361,000 (subject to escalation ranging from $385,000 in fiscal 1998 to $432,000 in fiscal 2001) plus a combined annual automobile allowance of $33,600.

                           WORLDWIDE PETROMOLY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 10 - STOCK OPTIONS

      On July 22, 1996 the Company approved the 1996 Stock Option Plan which authorizes the Company's Board of Directors to grant options to purchase up to 3,500,000 shares of Common Stock (as amended), to eligible employees, officers and directors of the Company, and consultants to the Company. The terms of the options are generally over five years with immediate vesting. The Plan is not qualified under Section 401(a) of the Internal Revenue Code of 1986, nor is it subject to any provision of the Employee Retirement Income Security Act of 1974.

      The Company has elected to continue to account for stock options issued to employees in accordance with APB No. 25. During the year ended June 30, 1997, all 1,095,000 options issued to officers and employees were granted at an exercise price, which equaled or exceeded the market price per share at the date of grant and accordingly, no compensation was recorded.

      Effective for the year ended June 30, 1997, the Company was required to adopt the disclosure portion of SFAS No. 123. This statement requires the Company to provide proforma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weight average assumptions used for grants in 1997 as follows:

      1. Dividend yield of 0%

      2. Expected volatility of 0% for options granted in August 1996 due to no trading activity; expected volatility of 52% for options granted in June 1997.

      3. Risk-free interest rates ranging from 6.49% to 6.60%

      4. Expected term of 5 years.

      Under the accounting provisions of SFAS No. 123, the Company's net loss applicable to common stockholders and loss per share for the year ended June 30, 1997 would have been increased to the proforma amounts indicated below:

                                                                     1997

      Net loss applicable to common stockholders:
        As reported                                                 $(4,287,123)
                                                                    ===========
        Proforma                                                    $(4,884,123)
                                                                    ===========

      Loss per share:
        As reported                                                      $ (.27)
                                                                         =======
        Proforma                                                         $ (.30)
                                                                         =======

      For the year ended June 30, 1997, in accordance with SFAS No. 123, the Company accounted for options issued to non-employees for services rendered using the fair value method of their vesting period. The Company granted 1,780,000 options to purchase an equal number of shares of common stock at an exercise price of $2.00 per share to consultants during the year. The options

                           WORLDWIDE PETROMOLY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


vest within 0-1 year and expire 5 years from the date of grant. The options were granted for services rendered during the year ended June 30, 1997. The Company recorded compensation expense in the amount of $1,589,458 in the accompanying consolidated statements of loss for the year ended June 30, 1997, based on the fair value of the options on the grant date using the Black-Scholes option pricing model.

      There was no granting of stock options to employees and non-employees prior to June 30, 1996, and accordingly, there was no effect on the Company's net loss applicable to common stockholders and loss per share for the year then ended.

      A summary of the status of the Company's stock options as of June 30, 1997 and changes during the year then ending is presented below.
                                                                    Weighted
                                                                     Average
                                                      Shares  Exercise Price
                                                      ------  --------------

      Outstanding at beginning of year
        Granted                                    2,875,000         $ 2.00
        Exercised                                    (40,000)          2.00
        Forfeited                                          -              -
                                                   ---------         ------

      Outstanding at end of year                   2,835,000         $ 2.00
                                                   =========         ======

      Options exercisable at end of year           2,015,000         $ 2.00
                                                   =========         ======

      Weighted average fair value of
        options granted during the year                              $  .52
                                                                     ======

      The following table summarizes information about fixed stock options outstanding at June 30, 1997:

        Number                           Weighted Average              Number
        Outstanding at  Exercise    Remaining Contractual      Exercisable at
        June 30, 1997      Price             Life (Years)       June 30, 1997

        2,835,000       $  2.00                      4.3            2,015,000
        =========       =======                      ===            =========


NOTE 11 - OTHER EQUITY TRANSACTIONS

      In June 1997, the Company issued common stock to four individuals totaling 700,000 shares for sales and marketing consulting services. Compensation expense in the amount of $1,344,700 has been recorded as selling, general and administrative expenses in the accompanying consolidated statements of loss for the year ended June 30, 1997, as a result of these stock issuances.

                           WORLDWIDE PETROMOLY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 12 - LAWSUIT SETTLEMENT

      On formation of the Company, the Company agreed to indemnify the principal stockholder for any payments made by such stockholder resulting from or arising out of a lawsuit settlement totaling $90,000, which lawsuit was filed by a third party against the former distributor of the "Petromoly" product, and the principal stockholder. Accordingly, this amount was included in accrued expenses at June 30, 1996. The negotiated settlement in the amount of $53,000 was paid in full during August 1996. The difference of $37,000 between the amount accrued and paid was included in other income for the year ended June 30, 1997.