Form 10QSB
period 1997-09-30
WORLDWIDE PETROMOLY INC
filed 1997-11-14
CIK 928375

________________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                   FORM 10-QSB
                                _________________


[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934; For the Quarterly Period Ended: September 30, 1997

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


      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [x] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      At November 12, 1997, 16,747,500 shares of common stock, no par value, were outstanding.

      Transitional Small Business Disclosure Format (check one);  Yes [ ] No [x]
________________________________________________________________________________

                              WORLDWIDE PETROMOLY, INC.


                                    CONTENTS
                                    --------


                                                                         Page(s)
                                                                         -------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1997
               (unaudited) and June 30, 1997                                3

         Consolidated Statements of Operations for the three months
               ended September 30, 1997 and 1996 ( both unaudited)          4

         Consolidated Statements of Cash Flows for the three months
               ended September 30, 1997 and 1996 ( both unaudited)          5

         Notes to Consolidated Financial Statements                       6 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9 - 12


PART II - OTHER INFORMATION
---------------------------


Item 6.  Exhibits and Reports on Form 8-K                                  13

      (a)  Exhibits

      (b)  Reports on Form 8-K

SIGNATURES                                                                 13
----------

                            WORLDWIDE PETROMOLY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                         September 30,       June 30,
                                                               1997           1997
                                                               ----           ----
                                                           (Unaudited)
          ASSETS
          ------

Current Assets:
     Cash and Cash Equivalents                             $   450,226    $   864,555
     Certificates of Deposit                                   529,998        527,971
     Certificates of Deposit-Restricted (Note 4)               421,450        418,857
    Accounts Receivable-Trade (Related Parties
       $42,842 and $29,536)                                    114,163         91,297
    Notes Receivable-Related Parties-Current Portion           264,387        277,347
    Inventories                                                 96,744        128,651
     Prepaid Expense and Other                                  13,331         18,139
                                                           -----------    -----------


Total Current Assets                                         1,893,299      2,326,817
                                                           -----------    -----------

Property and Equipment, Net (Note 3)                           115,034        108,547

Notes Receivable-Related Parties-Noncurrent Portion            183,847        203,847
                                                           -----------    -----------

Total Assets                                               $ 2,189,180    $ 2,639,211
                                                           ===========    ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current Liabilities:
    Accounts Payable and Accrued Expenses                  $    86,917    $   150,109
    Notes Payable (Note 4)                                     265,000        265,000
                                                           -----------    -----------

    Total Current Liabilities                                  351,917        415,109

Advances From Stockholder                                      312,573        312,573
                                                           -----------    -----------

          Total Liabilities                                    664,490        727,682
                                                           -----------    -----------

Stockholders' Equity:
     Preferred stock, no par value, 10,000,000 shares
          authorized, none issued                                 --             --
     Common stock, no par value, 800,000 shares
          authorized; 16,747,500 issued and outstanding;
          2,835,000 reserved for stock options               6,914,773      6,914,773
     Accumulated Deficit                                    (5,390,083)    (5,003,244)

Total Stockholders' Equity                                   1,524,690      1,911,529
                                                           -----------    -----------

Total Liabilities and Stockholders' Equity                 $ 2,189,180    $ 2,639,211
                                                           ===========    ===========

See accompanying notes to consolidated financial statements

                            WORLDWIDE PETROMOLY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                        Three Months Ended
                                                           September 30,
                                                        1997           1996
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)


Net Sales                                          $     91,273    $     21,314
Cost of Sales                                            65,163          17,264
                                                   ------------    ------------

Gross Profit                                             26,110           4,050

Selling, Administrative and General Expenses            416,058         250,229
                                                   ------------    ------------

Loss From Operations                                   (389,948)       (246,179)

Other Income, Net                                         3,109          55,426
                                                   ------------    ------------

Net Loss                                           $   (386,839)   $   (190,753)
                                                   ============    ============

Net Loss per Common Share                          $       (.02)   $       (.01)
                                                   ============    ============

Weighted Average Common Shares Outstanding           16,747,500      16,007,500
                                                   ============    ============



































           See accompanying notes to consolidated financial statements
                                       4

                            WORLDWIDE PETROMOLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                            Three Months Ended
                                                                September 30,
                                                             1997           1996
                                                         -----------    -----------
                                                         (Unaudited)    (Unaudited)
Cash Flows from Operating Activities:
  Net Loss                                               $  (386,839)   $  (190,753)
  Adjustments to reconcile
    Net Loss to Net Cash used in Operating Activities
      Depreciation                                             5,000          1,872
      Changes in Assets and Liabilities
         Accounts Receivable                                 (22,866)        16,773
         Inventories                                          31,907          4,799
         Prepaid Expense and Other Assets                     (4,808)          (735)
        Accounts Payable and Accrued Expenses                (63,192)      (237,011)
                                                         -----------    -----------

Net Cash used in Operating Activities                       (431,182)      (405,055)
                                                         -----------    -----------

Cash Flows from Investing Activities:
      Certificates of Deposit                                 (4,620)      (905,234)
      Capital Expenditures                                   (11,487)       (10,679)
      Related Party Loan-Repayments                           32,960           --
      Product Certification and Web Site Costs                  --          (59,750)
                                                         -----------    -----------

      Net Cash (used) Provided by Investing Activities        16,853       (975,663)

Cash Flows from Financing Activities:
      Proceeds from Private Offering, Net of Expense            --        3,900,115
      Repayments of Notes Payable                               --          (50,000)
                                                         -----------    -----------

      Net Cash Provided by Financing Activities                 --        3,850,115

Net Increase (Decrease) in Cash and Cash Equivalents        (414,329)     2,469,397

Cash and Cash Equivalents, Beginning of Period               864,555            920
                                                         -----------    -----------

Cash and Cash Equivalents, End of Period                 $   450,226    $ 2,470,317
                                                         ===========    ===========












See accompanying notes to consolidated financial statements

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

      Worldwide PetroMoly, Inc. (the "Company"), a publicly-held Colorado corporation, is engaged in the marketing and distribution of a line of engine lubrication products under the tradename "PetroMoly". The Company was formed as a result of a reverse acquisition on July 22, 1996, between Ogden, McDonald & Company ("Ogden McDonald" the former name of the Registrant with the Securities and Exchange Commission) and Worldwide PetroMoly Corporation ("WPC"). Ogden McDonald was incorporated in the state of Colorado on October 13,1989, and became a public "shell" company for the purpose of engaging in selected mergers and acquisitions. WPC was incorporated in the state of Texas on April 1, 1993, and prior to the reverse acquisition, was engaged in the same line of business as the Company. In connection with the reverse acquisition, Ogden McDonald acquired all of the outstanding common stock of WPC, and subsequently changed its name to Worldwide PetroMoly, Inc. WPC is now a wholly owned subsidiary of the Company.

The Company contracts with independent parties for the blending of its lubricant products.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements of the Company and its wholly-owned subsidiary WPC have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB.

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment consists of the following as of September 30, 1997 and June 30, 1997:

                                             September 30   June 30

           Office furnishings and equipment   $ 105,001    $ 103,858
           Machinery and equipment               17,320        6,977
           Vehicles                              12,062       12,062
                                              ---------    ---------
                                                134,383      122,897
           Less accumulated depreciation        (19,350)     (14,350)
                                              ---------    ---------

           Net property and equipment         $ 115,033    $ 108,547
                                              =========    =========

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - NOTES PAYABLE

      At September 30, 1997, the Company had drawn $170,000 under a $250,000 revolving line of credit facility with a bank. Interest is payable monthly and principal is due on demand, or if no demand, at its scheduled maturity. The borrowings under the line of credit are collateralized by a certificate of deposit in the amount of $263,625.

      At September 30, 1997, the Company had drawn $95,000 under a $100,000 revolving line of credit facility with another bank. Principal and interest are due on demand, or if no demand, in August 1998, at an interest rate of 7.77% payable quarterly). This borrowing is secured by a certificate of deposit in the amount of $157,825.

NOTE 5 - INCOME TAXES

     Deferred taxes are determined based on temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

     Deferred tax assets are comprised of the following at September 30, 1997:

         Net operating loss carryforwards                     $ 1,112,500
         Stock options granted to non-employees                   540,500
         Amortization expense                                      25,500
         Bad debt expense                                           7,000
                                                              -----------
         Gross deferred tax asset                               1,685,500
                                                              -----------
         Valuation allowance                                   (1,685,500)
                                                              -----------
         Net deferred tax asset                               $         -
                                                              ===========


      The Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely than not that the deferred tax asset would be realized against future income.

      At September 30, 1997, the Company had net operating loss carryforwards totaling approximately $3,645,000 available to reduce future taxable income through the year 2012 (see chart on following page).

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The net operating loss carryforwards expire as follows:

         Years ended December 31,                        Amount
         ----------------------------------           -----------

              2008                                    $    72,000
              2009                                        266,000
              2010                                        206,000
              Eighteen months ended June 30, 2012       2,728,000
              Year ended June 30 2013                     373,000
                                                      -----------
              Total                                   $ 3,645,000
                                                      ===========

Note 6 - LOSS PER SHARE

     Loss per common share was computed by dividing the net loss for the period by the weighted average number of common shares outstanding and common stock equivalents (if dilutine) during each period. Common stock equivalents include the effect of common stock shares contingently issuable from the exercise of stock options only when the effect would be dilutine.

MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND  RESULTS
OPERATIONS.

RESULTS OF OPERATIONS -WORLDWIDE PETROMOLY INC. ("THE COMPANY")

The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes. See Consolidated Financial Statements. Certain statements contained herein are not based on historical facts, but are forward looking statements that are based upon assumptions about future conditions that could prove not to be accurate. Actual events, transaction and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances.

RESULTS OF OPERATIONS -GENERAL

During the fiscal quarter ended September 30, 1997 (also referred to as the first fiscal quarter or the third calendar quarter), the Company has invested in independent laboratory product testing, additional research and development for new products, updating the sales brochures, purchasing office equipment, and web site modifications. The Company also did additional extensive field testing in an effort to expand the Company's industrial customer base, while ascertaining specific avenues and alliances for launching a retail and industrial campaign for its new and present products in the next fiscal quarter.

In July the Company was the recipient of a technology innovation award from Aviation Week and Space Technology magazine attesting to the Company's cutting edge lubrication technology, and the highly notable savings it has created for the Company's customers. In August 1997, the Company entered into a manufacturing agreement to produce a firearms lubricant for High Standard, a firearms manufacturer with 34% of the .22 caliber target pistol US market and a world wide sales force whose customers includes military customers such as the US Army and the Navy. Also in August 1997 the Company formed a marketing alliance with Aviation Laboratories, a provider of laboratory services for the international corporate and airline industry, with a customer base of over 16,000 clients and growing. In September 1997, the Company performed an independent laboratory EPA-recognized test at the request of the US Postal Service showing a 4.41% improvement in city fuel economy after using PetroMoly. The Company is presently proceeding to expand to regional use by the US Postal Service, and plans to continue its expansion nationwide.

The Company completed the development of a new product presently called Moly X-tra, which is an oil additive for passenger cars and light trucks. Customers who purchase Moly X-tra are able to add the 16-ounce bottle to any brand of motor oil. Field-testing has revealed that the benefits that customers receive from Moly X-tra are very similar to those received by using the Company's fully formulated product called PetroMoly. Those benefits include improved fuel economy, reduced emissions and longer engine life. The Company expects to launch a product awareness campaign for Moly X-tra during the fiscal quarter beginning -January 1998, through direct marketing, on television using an infomercial.

     During this quarter, the Company has performed excessive due diligence on the direct marketing infomercial format and has determined that similar products in this category have achieved tremendous success. Bringing a new technology to a proven category, with what the Company believes to be a superior product with an environmental impact, is expected to increase the Company's revenues. Additionally the infomercial format will also give the Company an opportunity to educate the general public about its patent-approved lubrication technology. The same technology for suspending and stabilizing molybdenum is used in both Moly X-tra and PetroMoly. As PetroMoly is now entering the retail arena, this format can help build a demand for prospective customers and increase sales for both products.

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

Total net sales for the quarter ended September 30, 1997, was $91,273 as compared to $21,314 for the quarter ended September 30, 1995, a 328% increase. This increase by comparison is large, and management expects the following quarters to follow a greater trend that reflects the maturing marketing efforts, set in place at the beginning of this fiscal year. The sales focus has been securing commitments and endorsements from several large national and multinational corporations that are considered leaders in their various industries. As the analysis of the product utilization by these various customers has been extremely positive and resolute, the sales volume and relative margins remain low due to the promotional prices and practices allowed by management. The Company expects sales volume to increase significantly during in the first calendar quarter of 1998 as the promotional activities and advertising campaigns come to fruition.

As the two quarters vastly differ in net sales, the disparity in cost of sales is also notable. Cost of sales as a percentage of net sales decreased from 81% for the quarter ended September 30, 1996, to 71% for the year ended September 30, 1997. This percentage change was results from improved agreements with suppliers, freight carriers and toll blenders, along with streamlining procedures in manufacturing. The Company is continuing its testing of various reformulations of its products and interviewing various vendors to see if the products can be made more cost effectively, thus reducing the cost of sales in the future. Additionally, the projected increase in sales volume will also reduce cost of sales due to economies of scale.

Selling, general and administrative expenses increased from $250,299 for the quarter ended September 30, 1996, to $416,058 for the quarter ended September 30, 1997, a 60% increase. However, as a percentage of net sales, selling, general and administrative expenses decreased from 1,174% in the third calendar quarter of 1996 to 455% in the third calendar quarter of 1997. The primary reason for the increase in expenses for the compared quarters was the widespread expansion and promotional efforts that took place in last three quarters increasing these operational expenses, which include additional personnel and the opening of a satellite office and warehouse in South Florida.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1997, the Company had a working capital of $1,541,382, compared to $1,911,708 at June 30,1997. The change in working capital was primarily due to normal general and administrative expenses, as net cash used in Operating activities for yearly compared quarters was very close to one another being $431,182 for ended September 30,1997and $405,055 for ended September 30,1996, a 6% increase..

     At September 30, 1997, the Company had drawn $170,000 under a $250,000 revolving line of credit facility with a bank. The borrowings under the line of credit are collateralized by a certificate of deposit in the amount of $263,625. At September 30, 1997, the Company had drawn $95,000 under a $100,000 revolving line of credit facility with another bank. The borrowings under this line of credit are collateralized by a certificate of deposit in the amount of $155,241. Both lines of credit are described in note 4 to the consolidated financial statements.

     At September 30, 1997, the Company had net operating loss carryforwards totaling approximately $3,645,000 available to reduce future taxable income through the year 2012 as described in note 5 to the consolidated financial statements.

     As of September 30, 1997, the Company had no material commitments for capital expenditures.

 OUTLOOK

     In the year ended June 30 1997,the Company's strategic focus was on consummating relationships with a group of leaders in the industrial markets, which are known as opinion leaders of new technologies. Management foresees the "testing periods" that the Company has invested with these groups coming to a natural end during fiscal 1998, followed by significant revenue producing contracts, and testimonials that will attract other companies in the similar industries for a greater market share. Any one of the substantial customers that the Company is presently working with is capable of increasing the volume production to a much greater economies of scale. These savings will decrease cost of sales, and possibly decrease the cost to the customers as well.

     Management is extremely eager to begin marketing the newly developed oil additive that uses the same proprietary technology to suspend molybdenum in motor oil for cars and light trucks. An advertising campaign is planned for this particular product beginning with an infomercial to create consumer awareness and educate the general public about the Company's new technology. This exposure will possibly facilitate a demand for the other PetroMoly products as well. During this campaign, distribution will be maintained through fulfillment houses. Later a full-scale retail campaign is planned as the product is sold in the auto after-market stores and retail chains. Reports to management show this oil additive product, being a new technology in a proven direct response category, is projected to carry significant demand.

      With the progressing sales relationships maturing and the new product lines being marketed, the Company expects operating margins and revenues to improve during fiscal 1998.

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

      Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129") effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and of various securities outstanding (stock, options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 will have no effect on the Company as it currently discloses the information specified

      In June 1997,  the  Financial  Accounting  Standards  Board issued two new
disclosure   standards.   Results  of  operations  financial  position  will  be
unaffected by implementation of these new standards.

      Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

                                     PART II

                                OTHER INFORMATION
Item 6.

Exhibits and Reports on Form 8-K

      (a)  Exhibits -- Financial Data Schedule

      (b)  Reports on Form 8-K -- None





                                      SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          WORLDWIDE PETROMOLY, INC.



Date: November 13, 1997                   By:      /s/ Gilbert Gertner
                                                --------------------------------
                                                Gilbert Gertner


                                          By:      /s/ Lance Rosemarin
                                                --------------------------------
                                                Lance Rosemarin, Chief Financial
                                                Officer and  Chief Financial and
                                                Accounting Officer