Form 10QSB
period 1997-12-31
WORLDWIDE PETROMOLY INC
filed 1998-02-23
CIK 928375

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-QSB
                                -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Quarterly Period Ended:
         December 31, 1997

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

                                 (713) 892-5823
              (Registrant's telephone number, including area code)
                                -----------------


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

         At February 16, 1998, 17,247,500 shares of common stock, no par value, were outstanding.

    Transitional Small Business Disclosure Format (check one); Yes [ ] No [x]

--------------------------------------------------------------------------------

                            WORLDWIDE PETROMOLY, INC.


                                    CONTENTS



                                                                         Page(s)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets as of December 31, 1997
              (unaudited) and June 30, 1997                                   3

            Consolidated Statements of Operations for the six months ended
              December 31, 1997 and 1996 ( both unaudited)                    4

            Consolidated Statements of Cash Flows for the six months ended
              December 31, 1997 and 1996 ( both unaudited)                    5

            Notes to Consolidated Financial Statements                      6-8

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9-12


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                    13

         (a)  Exhibits

         (b)  Reports on Form 8-K

SIGNATURES                                                                   13



                            WORLDWIDE PETROMOLY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         December 31,             June 30,
                                                                             1997                   1997
                                                                         ------------             -------
                                                                                    (Unaudited)
          ASSETS

Current Assets:
     Cash and Cash Equivalents                                             $ 117,814            $ 864,555
     Certificates of Deposit                                                 542,195              527,971
     Certificates of Deposit-Restricted (Note 4)                             428,573              418,857
    Accounts Receivable-Trade (Related Parties
       $66,783 and $29,536)                                                   94,307               91,297
    Notes Receivable-Related Parties-Current                                 264,387              277,347
    Inventories                                                               89,847              128,651
     Prepaid Expense and Other                                                21,831               18,139
                                                                         -----------          -----------
Total Current Assets                                                       1,558,954            2,326,817
                                                                         -----------          -----------

Property and Equipment, Net of accumulated
     Depreciation (Note 3)                                                   116,015              108,547

Notes Receivable-Related Parties-Noncurrent Portion                           75,081              203,847
                                                                         -----------          -----------

Total Assets                                                             $ 1,750,050          $ 2,639,211
                                                                         ===========          ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable and Accrued Expenses                                  $ 103,162           $ 150,109
    Notes Payable (Note 4)                                                   320,000             265,000
                                                                         -----------         -----------

          Total Current Liabilities                                          423,162             415,109

Advances From Stockholder                                                    287,573             312,573
                                                                         -----------         -----------
          Total Liabilities                                                  710,735             727,682
                                                                         -----------         -----------

Stockholders' Equity:
     Preferred stock, no par value, 10,000,000 shares
          authorized, none issued                                                  -                  -
     Common stock, no par value, 800,000,000 shares
          authorized; 16,747,500 issued and outstanding;
          2,835,000 reserved for stock options                             6,914,773          6,914,773
     Accumulated Deficit                                                  (5,875,458)        (5,003,244)
                                                                         -----------        -----------


Total Stockholders' Equity                                                 1,039,315          1,911,529
                                                                         -----------        -----------

Total Liabilities and Stockholders' Equity                               $ 1,750,050        $ 2,639,211
                                                                         ===========        ===========

           See accompanying notes to consolidated financial statements




                            WORLDWIDE PETROMOLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three Months Ended                 Six Months Ended
                                                                December 31,                      December 31,
                                                             1997          1996             1997                1996
                                                             ----          ----             ----                ----
                                                        (Unaudited)   (Unaudited)       (Unaudited)           (Unaudited)

Net Sales                                              $ 65,467          $ 25,508            $156,740          $     46,822

Cost of Sales                                            52,114            15,565             117,277                32,829
                                                    -----------       -----------         -----------         -------------

Gross Profit                                             13,353             9,943              39,463                13,993

Selling, Administrative
and General Expenses                                    534,540           422,996             950,598               673,225
                                                    -----------       -----------         -----------         -------------

(Loss) From Operations                                 (521,187)         (413,053)           (911,135)             (659,232)

Other Income, Net                                        35,812            37,606              38,921                93,032
                                                    -----------       -----------         -----------         -------------


Net (Loss)                                           $ (485,375)       $ (375,447)           (872,214)        $    (566,200)
                                                    ===========       ===========         ===========         =============


Net (Loss) per Share                                     $ (.03)           $ (.02)        $      (.05)        $        (.04)
                                                    ===========       ===========         ===========         =============


Weighted Average Number of
Common Shares Outstanding                            16,747,500        16,007,500          16,747,500            16,007,500
                                                    ===========       ===========         ===========         =============



           See accompanying notes to consolidated financial statements



                            WORLDWIDE PETROMOLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                        Six Months Ended
                                                                                           December 31,
                                                                                      1997             1996
                                                                                   ----------      ----------
                                                                                   (Unaudited)     (Unaudited)

Cash Flows from Operating Activities:
  Net Loss                                                                      $ (872,214)         $ (566,200)
  Adjustments to reconcile
    Net Loss to Net Cash used
      Depreciation                                                                  11,000               8,290
      Changes in Assets and Liabilities
         Accounts Receivable                                                        (3,010)              6,496
         Inventories                                                                38,804             (18,702)
         Prepaid Expense and Other Assets                                           (3,692)                  -
        Accounts Payable and Accrued Expenses                                      (46,947)           (205,196)
                                                                                ----------         -----------

Net Cash used in Operating Activities                                             (876,059)           (803,680)
                                                                                ----------         -----------

Cash Flows from Investing Activities:
      Certificates of Deposit                                                      (23,940)                  -
      Capital Expenditures                                                         (18,468)            (55,653)
      Related Party Loans                                                          141,726            (725,000)
      Product Certification and Web Site Costs                                           -             (78,953)
                                                                                ----------         -----------

      Net Cash Provided (used) by Investing Activities                              99,318            (859,606)
                                                                                ----------         -----------

Cash Flows from Financing Activities:
      Proceeds from Private Offering, Net of Expense                                     -           3,900,115
      Bank Borrowings                                                               55,000             620,000
      Repayments of shareholder loans                                              (25,000)                  -
      Repayment of bank loans                                                            -             (50,000)
      Exercise of stock options                                                          -              80,000
                                                                                ----------         -----------
      Net Cash Provided by Investing Activities                                     30,000           4,550,115
                                                                                ----------         -----------

Net Increase (Decrease) in Cash and Cash Equivalents                              (746,741)          2,886,830

Cash and Cash Equivalents, Beginning of Period                                     864,555                 920
                                                                                ----------         -----------

Cash and Cash Equivalents, End of Period                                         $ 117,814         $ 2,887,750
                                                                                ==========         ===========

           See accompanying notes to consolidated financial statements

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

         Worldwide PetroMoly, Inc. (the "Company"), a publicly-held Colorado corporation, is engaged in the marketing and distribution of a line of engine lubrication products under the tradename "PetroMoly". The Company was formed as a result of a reverse acquisition on July, 22, 1996, between Ogden, McDonald & Company ("Ogden McDonald" the former name of the Registrant with the Securities and Exchange Commission) and Worldwide PetroMoly Corporation ("WPC"). Ogden McDonald was incorporated in the state of Colorado on October 13, 1989, and became a public "shell" company for the purpose of engaging in selected mergers and acquisitions. WPC was incorporated in the state of Texas on April 1, 1993, and prior to the reverse acquisition, was engaged in the same line of business as the Company. In connection with the acquisition, Ogden McDonald acquired all of the outstanding common stock of WPC, and subsequently changed its name to Worldwide PetroMoly, Inc. WPC is now a wholly owned subsidiary of the Company.

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

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following as of December 31, 1997 and June 30, 1997:

                                                       December 31     June 30
                                                       -----------     -------

                   Office furnishings and equipment     $ 109,163     $ 103,858
                   Machinery and equipment                 20,140         6,977
                   Vehicles                                12,062        12,062
                                                        ---------     ---------
                                                          141,365       122,897
                  Less accumulated depreciation           (25,350)      (14,350)
                                                        ---------     ---------

                  Net property and equipment            $ 116,015     $ 108,547
                                                        =========     =========

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - NOTES PAYABLE

         At December 31, 1997, the Company had drawn $ 225,000 under a $250,000 revolving line of credit facility with a bank. Interest is payable monthly and principal is due on demand, or if no demand, at its scheduled maturity. The borrowings under the line of credit are collateralized by a certificate of deposit in the amount of $ 271,714.

         At December 31, 1997, the Company had drawn $ 95,000 under a $ 100,000 revolving line of credit facility with another bank. Principal and interest are due on demand, or if no demand, in August 1998, at an interest rate of 7.77% (payable quarterly). This borrowing is secured by a certificate of deposit in the amount of $ 160,072.

NOTE 5 - INCOME TAXES

         Deferred taxes are determined based on temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

         Deferred tax assets are comprised of the following at December 31, 1997:

                  Net Operating loss carryforwards                 $  1,461,000
                  Stock options granted to non-employees                540,500
                  Amortization expense                                   25,500
                  Bad debt expense                                        7,000
                                                                 --------------
                  Gross deferred tax asset                            2,084,000
                                                                 --------------
                  Valuation allowance                                (2,084,000)
                  Net deferred tax asset                           $         --
                                                                 ==============

         The Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely than not that the deferred tax asset would be realized against future income.

         At December 31, 1997, the Company had net operating loss carryforwards totaling approximately $4,144,000 available to reduce future taxable income through the year 2013 (see chart on following page).


The net operating loss carryforwards expire as follows:

                                                        Amount
                                                        ------

              Year ended December 31, 2008           $     72,000
              Year ended December 31, 2009                266,000
              Year ended December 31, 2010                206,000
              Eighteen months ended June 30, 2012       2,728,000
              Year ended June 30, 2013                    872,000
                                                  ---------------
              Total                                   $ 4,144,000
                                                  ===============

Note 6 - LOSS PER SHARE

         Loss per common share was computed by dividing the net loss for the period by the weighted average number of common shares outstanding and common stock equivalents (if dilutive) during each period. Common stock equivalents include the effect of common stock shares contingently issuable from the exercise of stock options only when the effect would be dilutive.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS.

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

RESULTS OF OPERATIONS -GENERAL

During the fiscal quarter ended December 31, 1997 (also referred to as the second fiscal quarter or the fourth calendar), the Company has continued to invested in independent laboratory product testing, additional research and development for new products, purchasing service equipment including storage tanks and oil pumps, and performed additional web site modifications. The Company also did additional extensive field testing in an effort to expand the Company's industrial customer base, while ascertaining specific further avenues and alliances for launching a retail and industrial advertising campaigns for its new and present products, including point of purchase displays and sales brochures that are designed for each particular target market .

In October the Company demonstrated an average increase of 18.75% in fuel economy buses engines for El Expreso Bus Company, a subsidiary of Coach USA, and subsequently in November, entered into a 1 year sales agreement. Also in October, Barbour Trucking Company, based in Dallas, agreed to convert its fleet of 200 trucks to using PetroMoly. Additionally in late October, PetroMoly procured a retail sales agreement with Bennett Auto Supply, a well established auto after-market chain of 40 stores in South Florida. The Company agreed to begin a local advertising campaign in the South Florida market to create product awareness. The initial plan is to use a 60-second radio format aimed at the appropriate target market, with proper frequency and reach models. Later, the Company will lower the frequency and begin reminder ads so the public will think of PetroMoly when it is actually time to change their oil. Once the proper retail exposure is established in Florida, then the company plans to roll out this approach in various strategic regions across the US.

In November, the Company signed a letter of intent to participate with Infomax, a Los Angeles based direct marketing contractor, in producing an infomercial featuring its new product presently called Moly X-tra (name subject to change), which is an oil additive for passenger cars and light trucks. Customers who purchase Moly X-tra are able to add the 16-ounce bottle to any brand of motor oil. Field-testing has revealed that the benefits that customers receive from Moly X-tra are very similar to those received by using the Company's fully formulated product called PetroMoly. Those benefits include improved fuel economy, reduced emissions and longer engine life. The Company expected to launch the product awareness campaign for Moly X-tra during the fiscal quarter beginning January 1998, but because of time delays for the definitive documentation, as well as production scheduling conflicts, the launch date is now set for April 1998. The agreement provides that after a successful test run of the infomercial, Worldwide PetroMoly will receive a minimum order of 500,000 units or $2,250,000 during the first year of airing the infomercial, and similar mandates for the years following. The infomercial is being produced by Infinnity Direct, an award winning production company with the top selling infomercial of 1996. The projected sales scenario for Worldwide PetroMoly's side or the first 18 months is between $7-21 million, netting between $4-12 million.

    During this quarter as well as last quarter, the Company has performed excessive due diligence on the direct marketing infomercial format and has determined that similar products in this category have achieved tremendous success. Bringing a new technology to a proven category, with what the Company believes to be a superior product with an environmental impact, is expected to increase the Company's revenues. Additionally the infomercial format will also give the Company an opportunity to educate the general public about its patent-approved lubrication technology. The same technology for suspending and stabilizing molybdenum is used in both Moly X-tra and PetroMoly. As PetroMoly is now entering the retail arena, this format can help build a demand for prospective customers and increase sales for both products.

Also in this quarter, Manfred Sternberg, Esq. joined the Company as a director to replace Robert Goldberg who left to pursue interests in Florida. Mr. Goldberg performed his duties well beyond expectations, and will remain available for consulting as well as a future directorship. Mr. Sternberg is a well-respected attorney and businessman. He has performed for the Company in the past as both in-house counsel and as an effective a sales liaison.

QUARTER ENDED DECEMBER 31, 1997 COMPARED TO QUARTER ENDED DECEMBER 31, 1996

Total net sales for the quarter ended December 31, 1997, was $65,467 as compared to $25,508 for the quarter ended December 31, 1996, a 257% increase. This increase by comparison is large, and management expects the following quarters to follow a much greater trend that reflects the maturing marketing efforts set in place at the beginning of this fiscal year. The sales focus continued to be on securing commitments and endorsements from several large national and multinational corporations that are considered leaders in their various industries. As the analysis of the product utilization by these various customers has been extremely positive and resolute, the sales volume and relative margins remain low due to the promotional prices and practices allowed by management. The Company expects sales volume to increase significantly during in the first or second calendar quarter of 1998 as the promotional activities and advertising campaigns come to fruition.

As the two quarters vastly differ in net sales, the disparity in cost of sales is also notable. Cost of sales as a percentage of net sales increased from 60% for the quarter ended September 30, 1996, to 81% for the year ended September 30, 1997. This percentage change was results from an substantial amount of discounted test pricing with the large industrial users of PetroMoly. As these tests are expected to end in the first part of calendar 1998, so are the sales margins expected to improve dramatically. The company, however, has improved agreements with suppliers, freight carriers and toll blenders, along with streamlining procedures in manufacturing. The Company is continuing its testing of various reformulations of its products and interviewing various vendors to see if the products can be made more cost effectively, thus reducing the cost of sales in the future. Additionally, the projected increase in sales volume will also reduce cost of sales due to economies of scale.

Selling, general and administrative expenses increased from $422,996 for the quarter ended December 31, 1996, to $534,540 for the quarter ended December 31, 1997, a 21% increase. However, this number is artificially elevated due to an accounting omission last fiscal quarter which under stated SG&A expenses by $65,471 from payroll. This omission was reflected in this fiscal quarter's filings which overstates SG&A by a like amount, so an actual increase in SG&A as compared to the three months ended December 1996 is really 10%.. The primary reason for the increase in expenses for the compared quarters was the widespread expansion and promotional efforts that took place in last four quarters increasing these operational expenses, which include additional personnel and the opening of a satellite office and warehouse in South Florida.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1997, the Company had a working capital of $1,135,792 compared to $1,911,708 at June 30,1997. The change in working capital was primarily due to normal general and administrative expenses, as net cash used in Operating activities for yearly compared quarters was very close to one another being $876,059 for ended December 31,1997and $803,680 for ended December 31,1996, a 6% increase.

     At December 31, 1997, the Company had drawn $170,000 under a $250,000 revolving line of credit facility with a bank. The borrowings under the line of credit are collateralized by a certificate of deposit in the amount of $271,714.

     At December 31, 1997, the Company had drawn $95,000 under a $100,000 revolving line of credit facility with another bank. The borrowings under this line of credit are collateralized by a certificate of deposit in the amount of $160,072. Both lines of credit are described in note 4 to the consolidated financial statements.

     At December 31, 1997, the Company had net operating loss carryforwards totaling approximately $4,144,000 available to reduce future taxable income through the year 2012 as described in note 5 to the consolidated financial statements.

     As of December 31, 1997, the Company had no material commitments for capital expenditures.

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

     Management is extremely eager to begin marketing the newly developed oil additive that uses the same proprietary technology to suspend molybdenum in motor oil for cars and light trucks. An advertising campaign is planned for this particular product beginning with an infomercial to create consumer awareness and educate the general public about the Company's new technology. This exposure will possibly facilitate a demand for the other PetroMoly products as well. During this campaign, distribution will be maintained through fulfillment houses. Later a full-scale retail campaign is planned as the product is sold in the auto after-market stores and retail chains. Reports to management show this oil additive product, being a new technology in a proven direct response category, is projected to carry significant demand. Additionally, an advertising campaign has begun in South Florida to facilitate the sales for product on the shelf at Bennett Auto supply as well as the Oil Connection Lube Centers.

      With the progressing sales relationships maturing and the new product lines being marketed, the Company expects operating margins and revenues to improve during the second quarter of fiscal 1998.

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

                                     PART II

                                OTHER INFORMATION
Item 6.

Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  Exhibit 27.1 -- Financial Data Schedule

         (b)  Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K dated October 2, 1997which reported Other Events.





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       WORLDWIDE PETROMOLY, INC.



Date: February ______, 1998            By:      /s/ Gilbert Gertner
                                                ----------------------------
                                                Gilbert Gertner Chairman and CEO


                                       By:      /s/ Lance Rosmarin
                                                ----------------------------
                                                Lance Rosmarin, Chief Financial
                                                Officer and Chief Financial and
                                                Accounting Officer