Form 10QSB
period 1998-03-31
WORLDWIDE PETROMOLY INC
filed 1998-05-15
CIK 928375

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 [X] Quarterly  report  under Section 13 or 15(d) of the Securities Exchange Act of  1934

For  the  quarterly  period  ended  March  31,  1998

 [ ] Transition  report  under    Section  13  or  15(d)  of  the  Exchange  Act
     For  the  transition  period  from  ___________  to  _____________

                         Commission File Number: 0-24682


                            WORLDWIDE PETROMOLY, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                        84-7125214
--------------------------------------------------------------------------------
(State  of  other  jurisdiction of             (IRS Employer Identification No.)
 incorporation  or  organization)


           1300 Post Oak Boulevard, Suite 1985, Houston, Texas  77056
           ----------------------------------------------------------
           (Address of principal executive offices including zip code)
           -----------------------------------------------------------


                                 (713) 892-5823
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X             No___

As  of  May  15,  1998,  17,247,500  shares  of  common  stock were outstanding.

Transitional Small Business Disclosure  Format  (check  one):  Yes        No  X
                                                                  ---        ---

                          WORLDWIDE PETROMOLY, INC.
                                FORM 10-QSB

                                    INDEX

PART I:  FINANCIAL INFORMATION                                    Page No.

Item 1.  Financial Information:

         Unaudited Consolidated Balance Sheets                       3

         Unaudited Consolidated Statements of Operations             5

         Unaudited Consolidated Statements of Cash Flows             6

         Notes to Unaudited Consolidated Financial
         Statements                                                  7

Item 2.  Management's Discussion and Analysis or
         Plan of Operations                                          9

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                           11

Item 2.  Changes in Securities                                       11

Item 3.  Defaults Upon Senior Securities                             11

Item 4.  Submission of Matters to a Vote of Security Holders         11

Item 5.  Other Information                                           11

Item 6.  Exhibits                                                    11

         Signatures                                                  12


                                 WORLDWIDE PETROMOLY,  INC.
                                CONSOLIDATED BALANCE SHEETS


                                                                  MARCH 31,      JUNE 30,
                                                                     1998          1997
                                                                 ------------  ------------
                                                                 (UNAUDITED)
          ASSETS
---------------------------------------------------------------
Current Assets:
     Cash and Cash Equivalents                                   $   187,281   $   864,555
     Certificates of Deposit                                         275,325       527,971
     Certificates of Deposit-Restricted (Note 4)                         ---       418,857
    Accounts Receivable- (Related Parties
       $52,943 and $29,536)                                          105,614        91,297
    Notes Receivable-Related Parties-Current                         264,387       277,347
    Inventories                                                       76,697       128,651
     Prepaid Expense and Other                                        20,469        18,139
                                                                 ------------  ------------

    Total Current Assets                                             929,773     2,326,817

Property and Equipment, Net of accumulated
     Depreciation (Note 3)                                           115,485       108,547

Notes Receivable-Related Parties-Noncurrent Portion                   55,081       203,847
                                                                 ------------  ------------

Total Assets                                                     $ 1,100,339   $ 2,639,211
                                                                 ============  ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------

Current Liabilities:
    Accounts Payable and Accrued Expenses                        $   175,336   $   150,109
    Notes Payable (Note 4)                                               ---       265,000
                                                                 ------------  ------------

    Total Current Liabilities                                        175,336       415,109

Advances From Stockholder                                            277,573       312,573
                                                                 ------------  ------------

    Total Liabilities                                                452,909       727,682
                                                                 ------------  ------------

Stockholders' Equity:
     Preferred stock, no par value, 10,000,000 shares
          authorized, none issued                                        ---           ---
     Common stock, no par value, 800,000,000 shares
          authorized; 17,247,500 and 16,747,500 issued
          and outstanding;3,335,000 reserved for stock options     7,419,773     6,914,773
     Accumulated Deficit                                          (6,767,343)   (5,003,244)
                                                                 ------------  ------------

     Total Stockholders' Equity                                      647,430     1,911,529
                                                                 ------------  ------------

Total Liabilities and Stockholders' Equity                       $ 1,100,339   $ 2,639,211
                                                                 ============  ============

                See accompanying notes to consolidated financial statements


                             WORLDWIDE PETROMOLY,  INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                      MARCH 31,                  MARCH 31,
                                 1998          1997          1998          1997
                             ------------  ------------  ------------  ------------
                             (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Net Sales                    $    52,904   $    78,255   $   209,644   $   125,077

Cost of Sales                     38,560        54,251       155,837        87,080
                             ------------  ------------  ------------  ------------

Gross Profit                      14,344        24,004        53,807        37,997

Selling, Administrative
and General Expenses             900,420       317,480     1,851,018       990,705
                             ------------  ------------  ------------  ------------

(Loss) From Operations          (886,076)     (293,476)   (1,797,211)     (952,708)

Other Income (loss), Net          (5,809)       41,497        33,112       134,529
                             ------------  ------------  ------------  ------------

Net (Loss)                   $  (891,885)  $  (251,979)  $(1,764,099)  $  (818,179)
                             ============  ============  ============  ============

Net (Loss) per Share         $      (.05)  $      (.02)  $      (.10)  $      (.05)
                             ============  ============  ============  ============

Weighted Average Number of
Shares Outstanding            17,247,500    16,047,500    16,914,167    16,020,834
                             ============  ============  ============  ============

            See accompanying notes to consolidated financial statements


                             WORLDWIDE PETROMOLY,  INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                             NINE MONTHS ENDED
                                                                 MARCH 31,
                                                             1998          1997
                                                         ------------  ------------
                                                         (UNAUDITED)   (UNAUDITED)
Cash Flows from Operating Activities:
  Net Loss                                               $(1,764,099)  $  (818,179)
  Adjustments to reconcile
    Net Loss to Net Cash used
      Depreciation                                            18,000        13,945
      Common Stocks issued for services                      500,000           ---
      Changes in Assets and Liabilities
         Accounts Receivable                                 (14,317)      (43,640)
         Inventories                                          51,954       (68,760)
         Prepaid Expense and Other Assets                     (2,330)      (20,135)
        Accounts Payable and Accrued Expenses                 25,227      (206,664)
                                                         ------------  ------------

Net Cash used in Operating Activities                     (1,185,565)   (1,143,433)
                                                         ------------  ------------

Cash Flows from Investing Activities:
      Certificates of Deposit                                671,503           ---
      Capital Expenditures                                   (24,938)      (72,885)
      Related Party Loans                                    161,726      (486,666)
      Product Certification and Web Site Costs                   ---       (78,953)
                                                         ------------  ------------

      Net Cash (used) Provided  by Investing Activities      808,291      (638,504)
                                                         ------------  ------------

Cash Flows from Financing Activities:
      Proceeds from Private Offering, Net of Expense             ---     3,901,616
      Bank Borrowings                                            ---       570,000
      Repayment of bank loans                               (265,000)          ---
      Repayment of shareholder loans                         (35,000)          ---
      Exercise of stock options                                  ---        80,000
                                                         ------------  ------------

      Net Cash Provided (used) by Investing Activities      (300,000)    4,551,616
                                                         ------------  ------------

Net Increase (Decrease) in Cash and Cash Equivalents        (677,274)    2,769,679

Cash and Cash Equivalents, Beginning of Period               864,555           920
                                                         ------------  ------------

Cash and Cash Equivalents, End of Period                 $   187,281   $ 2,770,599
                                                         ============  ============

            See accompanying notes to consolidated financial statements

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1  -  ORGANIZATION  AND  BUSINESS

     Worldwide PetroMoly, Inc. (the "Company"), a publicly-held Colorado corporation, is engaged in the marketing and distribution of a line of engine lubrication products under the tradename "PetroMoly". The Company was formed as a result of a reverse acquisition on July, 22, 1996, between Ogden, McDonald & Company ("Ogden McDonald" the former name of the Registrant with the Securities and Exchange Commission) and Worldwide PetroMoly Corporation ("WPC"). Ogden McDonald was incorporated in Colorado on October 13, 1989, and became a public "shell" company for the purpose of engaging in selected mergers and acquisitions. WPC was incorporated in Texas on April 1, 1993, and prior to the reverse acquisition, was engaged in the same line of business as the Company. In connection with the acquisition, Ogden McDonald acquired all of the outstanding common stock of WPC, and subsequently changed its name to Worldwide PetroMoly, Inc. WPC is now a wholly owned subsidiary of the Company.

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

NOTE  3  -  PROPERTY  AND  EQUIPMENT

Property and equipment consists of the following as of March 31, 1998 and June 30, 1997:


                                                      MARCH 31    JUNE 30
                                                     ----------  ---------
                   Office furnishings and equipment  $ 111,211   $103,858
                   Machinery and equipment              24,562      6,977
                   Vehicles                             12,062     12,062
                                                     ----------  ---------
                                                       147,835    122,897
                  Less accumulated depreciation        (37,350)   (14,350)
                                                     ----------  ---------

                  Net property and equipment         $ 115,485   $108,547
                                                     ==========  =========

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  4  -  NOTES  PAYABLE

     At June 30, 1997, the Company had drawn $ 225,000 under a $250,000 revolving line of credit facility with a bank. Interest is payable monthly and principal is due on demand, or if no demand, at its scheduled maturity. The borrowings under the line of credit were collateralized by a certificate of
deposit.    The  loan  was  paid  off  in  January  1998.

     At June 30, 1997, the Company had drawn $ 40,000 under a $ 100,000 revolving line of credit facility with another bank. Principal and interest were due on demand, or if no demand, in August 1998, with interest at 7.77% (payable quarterly). This borrowing was secured by a certificate of deposit. The loan was paid off in January 1998.

NOTE  5  -  INCOME  TAXES

     Deferred taxes are determined based on temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

     Deferred  tax  assets  are  comprised  of  the following at March 31, 1998:


                  Net Operating loss carryforwards        $ 1,818,000
                  Stock options granted to non-employees      540,500
                  Amortization expense                         25,500
                  Bad debt expense                              7,000
                                                          ------------
                  Gross deferred tax asset                  2,366,000

                  Valuation allowance                      (2,366,000)
                                                          ------------
                  Net deferred tax asset                  $       ---
                                                          ============

     The Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely than not that the deferred tax asset would be realized against future income.

     At March 31, 1998, the Company had net operating loss carryforwards totaling approximately $4,736,000 available to reduce future taxable income through the year 2013 (see table).

The  net  operating  loss  carryforwards  expire  as  follows:

                                                     Amount
                                                   ----------
              Year ended December 31, 2008         $   72,000
              Year ended December 31, 2009            266,000
              Year ended December 31, 2010            206,000
              Eighteen months ended June 30, 2012   2,728,000
              Year ended June 30, 2013              1,464,000
                                                   ----------
              Total                                $4,736,000
                                                   ==========


Note  6  -  LOSS  PER  SHARE

     Loss per common share was computed by dividing the net loss for each period by the weighted average number of common shares outstanding and common stock equivalents (if dilutive) during each period. Common stock equivalents include the effect of common stock shares contingently issuable from the exercise of stock options only when the effect would be dilutive.

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

RESULTS  OF  OPERATIONS  -GENERAL

During the fiscal quarter ended March 31, 1998 (also referred to as the third fiscal quarter or the first calendar), the Company has continued to invested in independent laboratory product testing, additional research and development for new products, purchasing service equipment including additional storage tanks and oil pumps, and performed additional web site modifications. The Company also continued additional extensive field testing in an effort to expand the Company's industrial customer base, while analyzing specific results of a retail and industrial advertising campaigns for its new and present products, designed for each particular target market.

The Company also began intensive lab testing with the Environmental Protection Agency to solidify the validity of the proprietary technology trade marked as "molytech", as a device and/or solution to effect a decrease in harmful emissions for all combustible engines. When these tests are complete and they show repeatable results, then PetroMoly with molytech will be published in the Federal Register as a prevailing device to decrease emissions.

In January, the Company demonstrated an average increase of 10% in fuel economy buses engines for Browning Transportation, an independent mass transportation company based in Jacksonville, Florida, to service their community bus fleet with over 60 buses in total.

In March, the Company finalized its agreement with A&N Marketing Inc., which previously was thought to be Infomax, but the agreement was consummated with A&N Marketing, a highly successful infomercial and marketing contractor based in New York, to feature its new product called Moly X-tra (name change to MolyGlide), also using molytech, the patent approved process that used in PetroMoly to safely suspend molybdenum. MolyGlide is an oil additive for passenger cars and light trucks. Customers who purchase MolyGlide are able to add the 16-ounce bottle to any brand of motor oil. Field-testing has revealed that the benefits that customers receive from MolyGlide with molytech are very similar to those received by using the Company's fully formulated product called PetroMoly.
Those benefits include increased horsepower, improved fuel economy, reduced emissions and longer engine life. The Company expected to launch the product awareness campaign for MolyGlide during the fiscal quarter beginning January 1998, but because of time delays for the definitive documentation, as well as production scheduling conflicts, the launch date is now set for June 1998. The agreement provides that after a successful test run of the infomercial, Worldwide PetroMoly will receive a minimum order of 500,000 units or $2,250,000 during the first year of airing the infomercial, and similar mandates for the years following. The infomercial is being produced by Infinnity Direct, an award winning production company with the top selling infomercial of 1996. The projected sales scenario for Worldwide PetroMoly's side or the first 18 months is between $7-21 million, netting between $4-12 million.

The Company has performed excessive due diligence on the direct marketing infomercial format and has determined that similar products in this category have achieved tremendous success. Bringing a new technology to a proven category, with what the Company believes to be a superior product with an environmental impact, is expected to increase the Company's revenues. Additionally the infomercial format will also give the Company an opportunity to educate the general public about its patent-approved lubrication technology. The same technology for suspending and stabilizing molybdenum is used in both MolyGlide and PetroMoly. As PetroMoly has recently entered the retail arena, this format can help build a demand for prospective customers and increase sales for both products.

Also in this quarter, Norton Cooper joined the Company as a director. Mr. Cooper is a well-respected businessman with a wealth of experience in the securities arena as well as the natural metals market. His direction should prove beneficial to the shareholders and directors.

QUARTER  ENDED  MARCH  31,  1998  COMPARED  TO  QUARTER  ENDED  MARCH  31,  1997

Total net sales for the quarter ended March 31, 1998, was $52,904 as compared to $78,255 for the quarter ended March 31, 1997, a 32% decrease. This decrease by comparison is an anomaly, and management expects the following quarters to follow a much greater trend that reflects the maturing marketing efforts set in place at the beginning of this fiscal year. For the nine months ended March 31, 1998, total sales are up over 40% as compared to the like nine months ended 1997. The sales focus continued to be on securing commitments and endorsements from several large national and multinational corporations that are considered leaders in their various industries. As the analysis of the product utilization by these various customers has been extremely positive and resolute, the sales volume and relative margins remain low due to the promotional prices and practices allowed by management. The Company expects sales volume to increase significantly during in the second or third calendar quarter of 1998 as the promotional activities and advertising campaigns come to fruition.

As the two quarters differ in net sales, the disparity in cost of sales is not very notable. Cost of sales as a percentage of net sales increased from 69% for the quarter ended March 30, 1997, to 72% for the year ended March 30, 1998. This percentage change was results from discounted test pricing with the large industrial users of PetroMoly. As these tests are expected to end in the third quarter of calendar 1998, so are the sales margins expected to improve as the trend has reflected. The company, however, has improved agreements with suppliers, freight carriers and toll blenders, along with streamlining procedures in manufacturing. The Company is continuing its testing of various reformulations of its products and interviewing various vendors to see if the products can be made more cost effectively, thus reducing the cost of sales in the future. The projected increase in sales volume will also reduce cost of sales due to economies of scale.

Selling, general and administrative expenses increased from $317,480 for the quarter ended March 31, 1997, to $900,420 for the quarter ended March 31, 1998, a 65% increase. However, this number is mostly paper elevated due to the accounting procedures that reflect the issuance of 500,000 restricted shares to Mr. Cooper as a payment for his services. So an actual increase in SG&A as compared to the three months ended December 1996 is really 20%. The primary reason for the increase in expenses for the compared quarters was the widespread expansion and promotional efforts that took place in last four quarters increasing these operational expenses, which include additional personnel and the opening of a satellite office and warehouse in South Florida. Also the Company incurred a lot of additional expenses that are attributable to the pre-production of the infomercial that include video demonstration as well as legal expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

On March, 1998, the Company had a working capital of $754,437 compared to $1,911,708 at June 30,1997. The change in working capital was primarily due to normal general and administrative expenses, as net cash used in Operating activities for yearly compared quarters was very close to one another being $1,185,565 for nine months ended March 31,1998 and $1,143,433 for ended December 31,1996, a 3.6% increase.

At March 31, 1998, the Company had drawn $40,000 under a $100,000 revolving line of credit facility with another bank. The borrowings under this line of credit are collateralized by a certificate of deposit. This line of credit is described in note 4 to the consolidated financial statements.

     At March 31, 1998, the Company had net operating loss carryforwards totaling approximately $4,736,000 available to reduce future taxable income through the year 2013 as described in note 5 to the consolidated financial statements.

     As of March 31, 1998, the Company had no material commitments for capital expenditures.

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

Management has also began due diligence on the possibility of joint venturing the development of retail lube centers that would feature PetroMoly lubrication products and franchising these centers on a national basis. The preliminary findings are extremely positive and are a likely avenue to gain market share. The Florida market continues to grow, and the lube centers are consistently reporting new request for PetroMoly, and continuous brand loyalty.

      With the progressing sales relationships maturing and the new product lines being marketed, the Company expects operating margins and revenues to significantly improve by the third quarter of fiscal 1998.

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

             Exhibit 27 - Financial Data Schedule

                                      SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                     WORLDWIDE PETROMOLY, INC.



Date: May 15, 1998                   By: /s/ Gilbert Gertner
                                         --------------------------------
                                         Gilbert Gertner


                                     By: /s/ Lance Rosemarin
                                         --------------------------------
                                         Lance Rosemarin, Chief Financial
                                         Officer and Chief Financial and
                                         Accounting Officer