Form 10KSB
period 1998-06-30
WORLDWIDE PETROMOLY INC
filed 1998-10-14
CIK 928375

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Fiscal Year Ended: June 30, 1998

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
                                _________________

         Securities registered under Section 12(b) of the Exchange Act:

Title  of  Each  Class     Name  of  Each  Exchange  on  which  Registered
----------------------     -----------------------------------------------
N/A                                                                    N/A

          Securities registered pursuant to 12(g) of the Exchange Act:

                               Title of Each Class
                               -------------------
                           Common Stock, no par value

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Issuer's revenues for the year ended June 30, 1998 were $301,150. The aggregate market value of Common Stock held by non-affiliates of the registrant as of October 6, 1998, based upon the last reported sales prices on the OTCBB, was $3,177,281. As of October 6, 1998, there were 17,317,500 shares of Common Stock outstanding.

                               TABLE OF CONTENTS

PART I

      Item 1.     Business                                                         1

      Item 2.     Properties                                                       4

      Item 3.     Legal Proceedings                                                4

      Item 4.     Submission of Matters to a Vote of Security Holders              4

PART II

      Item 5.     Market for Registrant's Common Equity and
                  Related Stockholder Matters                                      4

      Item 6.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                        5

      Item 7.     Consolidated Financial Statements                       F-1 - F-18

      Item 8.     Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure                          11

PART III

      Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of The Exchange Act               12

      Item 10.    Executive Compensation                                          14

      Item 11.    Security Ownership of Certain Beneficial Owners
                  and Management                                                  17

      Item 12.    Certain Relationships and Related Transactions                  17

      Item 13.    Exhibits and Reports on Form 8-K                                18

                                     PART I

Item  1.     BUSINESS

GENERAL

     Worldwide PetroMoly, Inc., formerly known as Ogden, McDonald & Company (the "Company") was incorporated under the laws of the State of Colorado on October 13, 1989. The Company was originally formed for the primary purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. In August 1994, the Company filed a registration statement with the Securities and Exchange Commission on Form 10-SB, wherein it registered its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a result, the Company became a reporting company under the Exchange Act, which management believed enhanced the Company's ability to attract a suitable private merger or acquisition candidate.

     Until July 22, 1996, when the Company acquired 100% of the outstanding common stock of Worldwide PetroMoly Corporation, the Company had no operations other than issuing stock to its original shareholders. As such, the Company was a "shell" company whose sole purpose was to locate and consummate a merger or acquisition with a private entity. On July 22, 1996 the Company effected a 3-for-1 stock split which resulted in 1,500,000 shares being outstanding. Also on July 22, 1996, the Company completed a reverse acquisition of 100% of the outstanding common stock of Worldwide PetroMoly Corporation in exchange for 14,507,500 shares of the Company's Common Stock which resulted in the shareholders of Worldwide PetroMoly Corporation acquiring approximately 90.6% of the shares outstanding in the Company. The Company then changed its name to Worldwide PetroMoly, Inc. Unless the context otherwise requires, the term "Company" as used herein refers to the Company and its wholly-owned subsidiary, Worldwide PetroMoly Corporation.

DESCRIPTION  OF  BUSINESS

     The Company is engaged in the business of manufacturing, marketing and distributing a line of molybdenum fortified lubricant products called PetroMoly (tm), which uses the Company's proprietary technology called Molytech
(tm) to blend an extended drain, high performance engine oil designed to enhance and maintain all types of engines at their peak levels. Prior to the completion of the Company's private offering during July 1996, the Company had focused its efforts on product development, field testing and the development of a small customer base to acquire testimonial support for the product technology. The Company's immediate focus is on planning for a regional retail campaign, while adding new industrial and commercial customers to its customer base.

The industrial and commercial sales process takes three to six months because such customers typically want to test the Company's products for 90 days before making any decisions. Some of the Company's current customers are Continental Airlines, Enron, American Equipment, a division of Flour Daniels, Americana Energy, Mooney Oil, the City of Coral Springs, Bennett Auto Supply and The Oil Connection Lube Centers.

     Based on various tests which have been conducted, the Company believes that its product line offers several competitive advantages over other products. These benefits include an increase in the time between oil changes, an increase in fuel economy, longer engine life, and an ability to substantially reduce harmful exhaust emissions, engine wear and friction.

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

3. Passenger Cars, Light Duty Trucks, Vans and Utility Vehicles - SAE HP 10W-30, HP 5W-30, HP 20W-40, and LDF SAE 15W-40.

4. Natural Gas Compressor Applications - NGC SAE 30 or SAE 40, Premium AA and LA.

5. Automotive Additive - PetroMoly Oil Treatment - This product is sold by the pint or in eight ounce containers to be added at every oil change.

PATENTS,  TRADEMARKS  AND  LICENSES

     During November, 1994, the Company filed an application with the United States Patent and Trademark Office for a patent on PetroMoly. During December 1995, the Company received a Notice of Allowability indicating that a patent would be granted for PetroMoly provided that certain formalities are met. The Company has filed a continuance for three years to protect the disclosure in the patent application from the public. The Company also holds the rights to the registered trademark "PetroMoly (tm)."

COMPETITION

     Management believes that there is no other fully formulated motor oil like PetroMoly on the market. The major competitive products are the synthetic oils; however, their additional expense is often not justified by actual benefits. In many industrial applications there are also operational limitations to the synthetic oils. Conventional motor oils differ according to their additive packages. Most general use oils are similar in their makeup. As a result, there is heavy competition in the consumer oils market due to the similarity of the products. Pennzoil has been the market share leader in passenger car motor oils for 12 years. It introduced its first synthetic motor oil, Performax 5W-50, in late 1992. Pennzoil has a nationwide distribution system and they continue to expand to the international market. The Quaker State Corporation is another major competitor in the passenger car motor oil industry with distribution and products very similar to Pennzoil. The industrial market has substantially less competition due to the unique
operational  requirements  of  many  industrial  applications.   In  these
applications the customers are less sensitive to the purchase price of the product and base their purchasing decisions on extensive real-life testing to determine operational advantages and cost savings from prospective products. This process is more time consuming than traditional consumer sales due to its one-on-one sales requirements. The Company intends to compete both in the industrial and consumer motor oil markets by offering a product which the Company believes provides significant benefits over competing products. The major focus in the past has been in the commercial and industrial areas, and now the Company is ready for retail exposure.

MARKETING

     Currently nearly all of the Company's personnel are involved in marketing the Company's products. The target markets are industrial, commercial user markets, and consumer markets for passenger cars and light trucks. The Company also has begun to approach the direct retail markets through the Company's sales personnel. The Company is seeking premium shelf space in automobile parts retail chains and lube center chains. The Company also desires to sell PetroMoly (tm) Oil Treatment using television infomercials, and is presently seeking marketing alliances for this purpose.

MANUFACTURING

     Fully formulated PetroMoly is not a synthetic, has no exotic ingredients, and is relatively inexpensive to produce. The secret to PetroMoly's success is the proprietary blending process which combines common components with high-grade base oil stock. To provide rapid response to market needs without significant capital investment, the Company has chosen to use existing contract blending companies to produce the Company's products. The primary blending facility at this point is Mega Lubricants, Inc., locate in Houston, Texas. The Company also uses Forsythe Lubrication Association, Ltd. in Canada as a blender. Mega Lubricants is producing all of the Company's packaged goods (i.e. quarts and gallons) for the passenger car and light truck markets. Forsythe is producing railroad products, such as 15W-40 and 10W-30. LSC in California and South Coast Terminals in Texas are also under contract for production and will expand as the market grows. With these three producers, the Company is able to produce and ship products economically to any locality in the United States or Canada. Additional manufacturers will be selected as necessary.

RESEARCH  AND  DEVELOPMENT

     The Company spent approximately $59,000 and $23,000 on research and development during the fiscal years ended June 30, 1998 and 1997, in connection with methods of formulation and production of its products.

EMPLOYEES

     The Company presently has 11 employees, of which 4 are in management positions, including corporate and administrative operations, and 7 are engaged in sales.

MAJOR  CUSTOMERS

     During the year ended June 30, 1998, approximately 17% of the Company's revenues were received from one customer, as compared to June 30, 1997 where
 77% of the Company's revenues were received from two customers

Y2K
     The Company believes that its computers are Y2K compliant. This would include the Company's suppliers and customers in relation to the inventory electronically purchased and sold.

Item  2.     PROPERTIES

     The Company maintains its corporate offices at 1300 Post Oak Boulevard, Houston, Texas 77056. The Company rents approximately 932 square feet at this location in Suite 1985 and pays approximately $1,200 per month for rent pursuant to a lease, which expires on December 14, 2001. The Company also subleases approximately 1,200 square feet at this location in Suite 2222 and pays approximately $1,500 per month for subleasing this suite pursuant to a sublease, which expires on May 1, 1999. The Company also rents approximately 5,184 square feet at 757 Kenrick, Suite 112, Houston, Texas 77060, pursuant to a lease which requires monthly payments of approximately $2,330 and which expires September 30, 1999. The Company believes that its properties are suitable and adequate for its present and contemplated operations.

Item  3.     LEGAL  PROCEEDINGS

     The  Company  is  not  currently  a  party  to  any  pending  litigation.

Item  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     During the fourth quarter of fiscal 1998, there were no matters submitted to a vote of the Security Holders, through solicitation of proxies or otherwise.
                                     PART II

Item  5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
              STOCKHOLDER  MATTERS

                           PRICE RANGE OF COMMON STOCK


     The Company's Common Stock is traded on the OTCBB under the symbol "MOLY." The following table sets forth the quarterly high and low bid prices per share for the Common Stock, as reported by the OTCBB.

                       High Bid   Low Bid
                      ---------  --------
1997
----
      First Quarter   $    8.00  $  6-1/4
      Second Quarter  $   6-1/4  $  3-1/2
      Third Quarter   $   4-7/8  $ 2-9/16
      Fourth Quarter  $   2-7/8  $ 1-7/16

1998
----
      First Quarter   $    2.00  $   1.00
      Second Quarter  $    1.00  $   1.00
      Third Quarter   $  1-1/16  $  13/16
      Fourth Quarter  $   1-1/4  $  11/16

     On October 6, 1998, the closing bid for the Common Stock as reported by the OTCBB was $0.5625 per share. On October 6, 1998, there were approximately 2,100 stockholders of record of the Common Stock.

     The Company has not paid, and the Company does not currently intend to pay, cash dividends on its Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain all earnings, if any, to provide funds for the operation and expansion of the Company's business. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as the Company's results of operations, financial condition, capital needs and acquisition strategy, among others.

     In January, 1998 the Company compensated Norton Cooper with 500,000 shares of restricted common stock of the Company and with an option to purchase 500,000 shares of common stock of the Company at an exercise price of $2.00 which expires on January 7, 2003, all in connection with Mr. Cooper becoming a Director of the Company. These securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as amended. Mr. Cooper became a Director of the Company at the time these securities were issued, and in that capacity he was knowledgeable about the Company's operations and financial condition and he was able to evaluate the risks and merits of receipt of these securities, and he agreed to accept the shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes. See, Consolidated Financial Statements.

INFORMATION  REGARDING  AND  FACTORS  AFFECTING  FORWARD-LOOKING  STATEMENTS

     The Company is including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform act of 1995 for any forward-looking statements made by, or on behalf of the Company.
Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results, or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements include demand for the Company's products, the ability of the Company to attain widespread market acceptance of its products, the ability of the Company to obtain acceptable forms and amounts of financing, demand for the Company's products, competitive factors, regulatory approvals and developments, economic conditions, the impact of competition and pricing, and other factors affecting the Company's business that are beyond the Company's control. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     RESULTS  OF  OPERATIONS  - GENERAL
     --------------------------

     In July 1996, the Company's operating subsidiary, Worldwide PetroMoly Corporation, was acquired through a reverse acquisition by Ogden McDonald & Company (former symbol-OGDM) preceded by approximately $4,000,000 of investment capital to provide the Company adequate funding to build a foundation for growth and industrial brand awareness of its new lubricating technology. While keeping in perspective the acquisition of Worldwide PetroMoly Corporation, now a subsidiary, by the Company (name changed to Worldwide PetroMoly Inc. Symbol-MOLY), the Company's structure changed significantly in its first year of operation to reflect the activities of this subsidiary. Since the first year ended, The Company has continued to invest in supporting its sales force and further establishing the Company's infrastructure. These activities included the hiring of experienced and qualified personnel. The focus has been on expanding and improving the product lines and developing lines of distribution to enhance sales volume, and spending the appropriate and necessary amount of capital for product certification and quality control. The two areas of focus has been primarily the commercial and industrial market, and secondarily the retail/passenger car market. Also product development successfully focused on applying the proprietary technology to produce new products such as cutting oils for threading, armament oil to private label, a gear oil treatment, a two cycle engine oil additive for motorcycles and outboard motors, a moly-grease, an emissions reducing fuel treatment, and a very effective oil additive called
PetroMoly Oil Treatment designed for automobiles and light trucks. Also, a specially formulated moly racing-oil designed for NASCAR and INDY style motors is presently being tested by world class racecar drivers.

     Other activities include: the redesigning and upgrading of the corporate website, product brochures, product labels and packaging; the purchasing of additional operational equipment, printing investor brochures along with related marketing materials. The Company also invested in lab equipment and test engines for the purpose of testing its oil treatment to document stringent scientific tests required by the Federal Trade Commission to make claims on engine enhancements, emissions reduction, and fuel economy improvement. The Company intends to use the test results derived to promote this additive product on television infomercials and other mediums.

     The Company has continued extensive field testing and objective lab testing of its fully formulated engine oil, while several major multinational customers continue extended final evaluation tests of the PetroMoly products on their complex high-end machinery and fleet vehicles. These tests have been complicated and time consuming, but all of the results have been excellent. Management anticipates a material rise in sales volume in the prospective production of contracts and agreements, giving a significant rise to the PetroMoly revenues and customer base within the next fiscal year. During the past year, sales concentration was targeting various industrial leaders and massive fleet operators. For these larger customers there are usually test periods that the PetroMoly products are subjected to which can last anywhere from three months to a year, depending on each market and end-user. Co-generation, bus and gas compressor engines, for example, are very expensive and complex machinery, requiring constant monitoring. Therefore, the addition of PetroMoly's new lubrication technology to an entire line or fleet is gradual. However progress has been made, and the products' performance and tests results are very compelling to the customers' management in referencing overall savings. In July 1997, the Company received a Technology Innovation Award from Aviation Week and Space Technology magazine for the products' continual demonstrations of advantages enjoyed by Continental Airlines ground support.

The Company has enjoyed an increased amount of activity due to the test results that PetroMoly achieved from subjecting its product to various independent US Environmental Protection Agency sanctioned lab tests that documented and certified the superior results of PetroMoly engine oil on the most complex machinery. Although these tests are costly as well as time consuming, Management believes the results of such tests will be of high value to the Company and further its ability to market the Company's technology. The Environmental Protection Agency has scheduled a listing of PetroMoly in the Federal register sometime in second fiscal quarter of 1999. In September 1997 the Company submitted its product to an EPA lab in Maryland at the request of the US Postal Service. The test was successful, showing a 10 percent improvement in fuel economy, 14 percent reduction in emissions and 37 percent reduction in used oil. The Company is presently in the process of being assigned a full postal station to convert to using PetroMoly on its postal vehicles to further substantiate and demonstrate the product's usefulness (although there is no time commitment for when this is scheduled).

This year's sales activities included a radio advertising campaign with Metro Traffic reports and 60 second spots in the South Florida and surrounding area as a brand awareness test market. Based on the new distributor agreements and continued demand in retail in this market, Management is convinced that the focus must now shift to gaining market share in the retail sectors, as it's success in creating product awareness works synergistically with the commercial and industrial sectors. In October 1997 the campaign began with shelf space in 33 auto supply stores (Bennett Auto Supply) and 10 full service lube-centers, all with in the Florida market. In January 1998 the Company was awarded a service agreement with Browning Transportation, a mass transit bus company in Florida. In May 1998, the Company signed on two distributors, Dixie Oil and RHB Services, both located in the Florida market. And in July 1998 the Company received a service agreement with the City of Coral Springs in Florida to service their 660 municipal vehicles. Management will continue its promotional efforts in Florida and will expand its proven methodology to other strategic markets in the next fiscal year.

Other sales activities included a service agreement with American Equipment Services (AMECO), a subsidiary of the Fluor Corporation, to service its 600 machines at its South Texas location. Also a service agreement with Pride Pipeline, Inc., a crude oil transportation company in Houston, to service its 120 international trucks. And an agreement with El Expreso Bus Company, a Coach USA subsidiary, after demonstrating a 17 percent average fuel economy improvement.

Also the Web site has become a more popular place for purchasing the Company's automotive products over the last two fiscal quarters, averaging 12 purchases a week.

YEAR  ENDED  JUNE  30,  1998,  COMPARED  TO  YEAR  ENDED  JUNE  30,  1997

     Total net sales for the year ended June 30, 1998 were $301,150 as compared to $216,887 for the year ended June 30, 1997, a 39% increase. The reason for the increase is Management's decision to expand to retail markets in the last two quarters of fiscal 1998 versus last year's strategy to concentrate the sales resources on procuring a few large industrial customers that are known industry leaders. Sales discounts, selective sampling of products, together with long attentive testing periods were however continued to be practiced to educate the strategic customers about the new lubricant technology. The potential of these relationships was deemed a more practical investment rather than a light frequency on a wide customer reach. The Company continued to attract considerable publicity from its association with Continental Airlines, and this has lead to discussions and testing with other very large industry related companies. Management believes that the next fiscal year will prove that the past year's sales strategy will reward the Company with increased revenues and fiscal commitments via service agreements.

     Cost of sales as a percentage of net sales decreased from 89% for the year ended June 30, 1997, to 71% for the year ended June 30, 1998. Temporary sales discounts and sampling out inventory to large potential customers were factored into 1997's cost of sales that reduce the sales margins as this practice was reduced in 1998 as well as improved manufacturing negotiated costs. During the last fiscal quarter of 1997, the Company negotiated lower costs of production with its suppliers as well as more favorable freight rates for distribution, which resulted in cost savings in fiscal 1998. The Company is currently interviewing several strategically located blending facilities throughout North America, South America and Europe. Once these blending agreements are in place, proximity will dictate lower freight cost thus reducing the cost of goods. A more material drop in costs should be realized due to the economies of scale with increased volume production runs. The demand associated with the caliber of customers that the Company has been targeting could qualify it for a dramatic drop in cost of production runs with only a few, or in some cases one, service agreement.

     Selling, general and administrative expenses decreased to $2,372,476 for the year ended June 30, 1998, from $4,475,836 for the year ended June 30, 1997. The large decrease in expenses was mainly due to 1997 non-cash transactional payments in the form of shares and options granted as compensation to totaling $2,934,158 as compared to $578,455 for fiscal 1998.

     Interest expense increased from $9,211 in the year June 30, 1997, to $15,709 in the year ended June 30, 1998, due to increased borrowings during the year.

     Interest income in 1998 was $104,822, and in 1997 was $151,539 due to the interest received from the investments in certificates of deposit and commercial paper with the Company's cash reserves.

     LIQUIDITY  AND  CAPITAL  RESOURCES.

     At June 30, 1998, the Company had a positive working capital in the amount of $291,274 including $34,375 unrestricted cash, and $276,579 restricted cash under line of credit arrangements, as compared to a working capital of $1,911,708 at June 30, 1997. The decrease in working capital was primarily due to the losses from operations and continued expansion of operating activities and development.

     Operating activities for the year ended June 30, 1998, utilized cash of $1,531,725 as compared to $1,594,825 for the year ended June 30, 1997. The decreased utilization of cash resulted primarily from the fiscal 1997 net loss resulting from Common Stock and Stock Options for non-employees expense and accounts payable changes (see Statement of Consolidated Cash Flows page F-7).

     Net cash used from investing activities amounted to $1,543,419 in 1997, Which consists principally of to a loan the Company made to another public company through a related party transaction, and investments in certificates of deposit and capital expenditures.

     Net cash provided by investing activities in fiscal 1998 amounted to $861,545, which consist principally of liquidating certificates of deposit and the repayment of loans to related parties.

     As of June 30, 1998, the Company had no material commitments for capital expenditures.

At June 30, 1998, the Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely than not that the deferred tax asset would be utilized.

The Company believes that its computers are Y2K compliant. This would include the Company's suppliers and customers in relation to the inventory electronically purchased and sold.

For the years ended June 30, 1998 and 1997, the Company incurred net losses totaling $2,193,554 and $4,287,123 respectively. In the event that the Company is unable to generate sufficient revenues from operations, or is unable to obtain additional financing, it may be unable to continue to develop and support its present cost levels, and raises substantial doubt about the Company's ability to continue as a going concern. However, Management strongly believes, the operational activities that the Company invested its time and resources in should have a positive impact in fiscal 1999. Furthermore, the Company is presently seeking to raise additional equity through the sale of its common stock and/or the contracting with third parties for financing to develop a direct-market advertising campaign, to expand its marketing efforts in order to generate additional revenues. No assurance can be given that the Company will be successful in achieving its revenue growth strategy; or that it will obtain proper financing.

     GOING  CONCERN  RISK

The financial statements of the Company include a going concern qualification by the Company's independent auditors. The Company's operating losses and the Company's need for financing raises substantial doubt about the Company's ability to continue as a going concern.

     OUTLOOK

     The year ended June 30, 1998 was a year of development for the Company as its strategic focus expanded to the development of a retail approach that encompasses a product awareness campaign in strategic regions. This approach is expected to increase sales volumes and promote relationships with regional leaders in the industrial markets, which are end users, or already have established lines of distribution and marketing capital, and are known as opinion leaders of new technologies. Management foresees an ending in fiscal year 1998 of the "testing periods" that the Company has invested with these groups, followed by qualified revenue producing contracts, and testimonials that will attract other companies in similar industries for a greater market share. As stated earlier, any one of the substantial customers that the Company is presently working with is capable of increasing the volume production to much greater economies of scale. These savings will decrease cost of sales, and possibly decrease the cost to the customers as well.

In 1998, the Company trademarked the name "molytech" that embodies the Company's proprietary technology that the US patent office accepted and is ready to be patented. Management is actively pursuing licensing agreements with major oil companies to utilize molytech in their existing lines, where the Company would receive royalty income with pre-negotiated minimum volumes.

     Management is extremely eager to begin marketing the newly developed oil additive, PetroMoly Oil Treatment, which uses the same proprietary technology to suspend molybdenum in motor oil for cars and light trucks. An advertising campaign is planned for this particular product beginning with an infomercial to create consumer awareness and educate the general public about the Company's new technology. This exposure will possibly facilitate a demand for the other PetroMoly products as well. During this campaign, distribution will be maintained through fulfillment houses. Later a full-scale retail campaign is planned as the product is sold in the auto after-market stores and retail chains. Reports to management show this oil additive product, being a new technology in a proven direct response category, is projected to carry an enormous demand.

     With a proper financing, along with the progressing sales relationships maturing and the new product lines being marketed, the Company expects operating margins and revenues to improve appreciably during fiscal 1999.


NEW  ACCOUNTING  PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The Company was required to adopt this standard in the second quarter of fiscal 1998. Using the principles set forth in SFAS 128, basic and diluted earnings per share are identical and are not materially different from that which would have been presented under APB 15, since outstanding stock options would be antidilutive. The outstanding stock options (Note 10) could become potentially dilutive in the future.

Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"), effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participating rights) including dividend and liquidations preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 has had no effect on the Company as it currently discloses the information specified.

In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. The Company's results of operations and financial position are unaffected by implementation of these new standards.

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

SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company only operates in one segment of business, the marketing and distribution of engine lubrication products. Major customers are disclosed in Note 1.

SFAS  132,  "Employers'  Disclosures  about  Pensions  and  Other Postretirement
Benefits", was issued in February 1998 and is effective for fiscal years beginning after December 15, 1998. This statement revises and standardizes employers' disclosures about pension and other postretirement benefits plans. It does not change the measurement or recognition of those plans. This statement is not expected to have any effect on the Company's disclosures since the Company currently has no such plans.

The Company does not expect any impact from any of the new statements disclosed above.

Item  7.     FINANCIAL  STATEMENTS

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

Item  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
             ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     On September 19, 1996, the Company's former auditors resigned and the Company engaged BDO Seidman, LLP as its independent certified public accountants for the fiscal year ended June 30, 1996. The details of this change in accountants have been previously reported in the Company's Form 8-K dated September 19, 1996.

     BDO Seidman, LLP served until August 14, 1998, when BDO Seidman, LLP was terminated and the firm of Jackson & Rhodes, P.C. was appointed as the Company's independent auditors for the fiscal year ended June 30, 1998. The details of this change in accountants has been previously reported in the Company's Form 8-K dated August 14, 1998 and filed with the Commission on August 20, 1998.

     The decision to change principal accountants was submitted for approval to the entire Board of Directors and made at their request.

     Also, during the Company's most recent fiscal year, and since then, BDO Seidman, LLP has not advised the Company that any of the following exist or are applicable:

     (1) That the internal controls necessary for the Company to develop reliable financial statements do not exist, that information has come to their attention that has lead them to no longer be able to rely on management's representations, or that has made them unwilling to be associated with the financial statements prepared by management;

     (2) That the Company needs to expand significantly the scope of its audit, or that information has come to their attention that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or any other financial presentation, or cause them to be unwilling to rely on management's representations or be associated with the Company's financial statements for the foregoing reasons or any other reason; or

     (3) That they have advised the Company that information has come to their attention that they have concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements for the foregoing reasons or any other reason.

     Prior to the engagement of Jackson & Rhodes as independent auditors, the Company had not consulted Jackson & Rhodes regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements or any other financial presentation whatsoever.

     BDO Seidman, LLP provided the Company with a letter addressed to the Securities and Exchange Commission in which BDO Seidman, LLP agreed with the disclosure contained herein.


                                    PART III

Item  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

Name                 Age    Positions  Held

Gilbert  Gertner*     73    Chairman  of  the  Board,  Director
                            and  Chief  Executive  Officer  of  the  Company

Lance  Rosmarin*      36    Director,  President,  Secretary and Chief Financial
                            and Accounting  Officer

Norton  Cooper        66    Director
________________________

* Gilbert Gertner is the stepfather of Lance Rosmarin. There is no family relationship between any other officer and director of the Company.

BUSINESS  EXPERIENCE

GILBERT  GERTNER  has  served  as the Chairman of the Board of the Company since
July 22, 1996, and Chairman of the Board and CEO of Worldwide PetroMoly Corporation since April 15, 1993. Gilbert Gertner was born and raised in New York City and entered the real estate business in New York in 1946 as a real estate salesman. He became a partner in the firm, with holdings in several states consisting of hospitals, motels and office buildings and other businesses. In 1964, Mr. Gertner came to Houston where he had major holdings. In 1965 he entered the apartment business with a purchase of 1,900 apartment units. He became involved in general real estate and specifically in the area of apartments, motels, mobile home parks, restaurant franchising, nursing homes, hospitals, land developments and businesses. From 1977 to 1992, he was the senior partner of Gertner, Aron, Ledet and Lewis Investments, an investment company which was involved in apartment construction, shopping center development, mini-warehouse development, business purchases, financing and medical investments. In 1992, Mr. Gertner formed his own company, Gertner Investments. He serves on the Board of Directors of one of his companies, CXR Telecom Communications, located in San Jose, California. He has served, or still serves as Chairman of the Board of several public and privately held corporations which include: DATA Systems Software, Inc. (NASDAQ -- DSSI), which provides sophisticated software services and products to commercial and military customers (1990 - 1991); Citadel Computer Systems, Inc. (NASDAQ -- NOFF), which produces a line of network security computer software (1992 to present); GGR Oil, Inc., which manages a chain of Texaco Express Lube centers, and Pennzoil related lube centers, located in Texas and Florida, which employs over 100 people (1993 to present); and National Recycling Group, an oil and oil filter recycling company (1994 to present). He has owned and operated many hospitals and hotels, including Pasadena General, Medical Arts Hospital Building, Southmore Hospital and Peachtree Hospital (Atlanta), Villa Capri (Austin, Texas), and the Villa Inn (Dallas, Texas). He has also owned and operated over 6,000 apartment units in Houston and Pasadena, Texas. In 1990, Mr. Gertner was honored with the Zionist Organization of America ("ZOA") "Man of the Year" award, commending him has a civic leader and humanitarian. Mr. Gertner is a member of Congregation Beth Yeshuran. He has served in numerous communal activities in the UJA Prime Minister's Mission. Mr. Gertner spends approximately 80% of his time on the Company's business.

     LANCE ROSMARIN has served as President since January, 1998, and as Director, Chief Financial and Accounting Officer and Secretary the Company since July 22, 1996, and as Secretary, Treasurer and a Director of Worldwide PetroMoly Corporation since April 15, 1993. Since 1993, he has been a partner in Gertner Investments, an investment company with investments in real estate and other businesses. From 1990 until 1993, Mr. Rosmarin was employed by Gertner, Aron, Ledet and Lewis Investments. He has served as Secretary, Vice President and a director of GGR Oil, Inc. since 1993, and as Vice President and a director of National Recycling Group since 1994. He also served as Secretary, Vice President and a director of Citadel Computer Systems, Inc., a public company, from 1993 until March 1996. Mr. Rosmarin received a Bachelor of Science Degree in Finance and Marketing from the University of Texas in 1985, and an MBA Degree in Finance from the University of Texas in 1988. Mr. Rosmarin spends approximately 95% of his time on the Company's business.

     NORTON COOPER became a Director of the Company in January 1998. Since 1992, Mr. Cooper has been the chief executive officer of Financial Entrepreneurs Incorporated of Las Vegas (FEI), a company engaged in strategic financial planning.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     All persons known to the Company to be a director, officer or beneficial owner of more than 10% of the Company's Common Stock made timely reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Item  10.     EXECUTIVE  COMPENSATION

   The following table reflects all forms of compensation for services to the Company for the fiscal years ended June 30, 1998, 1997 and 1996 of the Chief Executive Officers of the Company. No executive officer of the Company, other than Gilbert Gertner, received compensation that exceeded $100,000 during the fiscal year ended June 30, 1998.

                                   SUMMARY COMPENSATION TABLE

                    ANNUAL COMPENSATION     LONG TERM COMPENSATION  ALL OTHER
               ---------------------------------------------------  ----------
                                            OTHER        AWARDS     PAYOUTS
                                                      ------------  -------
NAME  AND                                   ANNUAL      RESTRICTED  SECURITIES
PRINCIPAL                                   COMPEN-     STOCK       UNDERLYING       LTIP
POSITION         YEAR   SALARY    BONUS    SATION (1)   AWARDS      OPTIONS/SARS    PAYOUTS
---------------  ----  --------  --------  -----------  ----------  -------------  ----------
Gilbert Gertner  1998  $110,000         -  $    11,400      -0-        95,000 (2)        -0-
CEO              1997  $110,000  $  6,000  $     9,900      -0-       540,000 (3)        -0-
                 1996        0-       -0-          -0-      -0-              -0-         -0-

(1)     Automobile  allowance.
(2)     Options  vested  in  December  1997,  and  expire  in  December  2002.
(3)     Options  vested  in  August  1996,  and  expire  in  July  2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

               Individual  Grants
               ------------------

                 Number of Total  Percent  of
                 Securities       Options/SARs
                 Underlying       Granted To    Exercise
                 Options/SARs     Employees     Or Base
                 Granted          In  Fiscal    Price     Expiration
Name               (#)            Year          ($/Sh)    Date
---------------  -------------    ------------  --------  -----------------

Gilbert Gertner         95,000             50%  $   0.61  December 31, 2002

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                         Number Of
                                         Securities       Value  Of
                                         Underlying       Unexercised
                                         Unexercised      In-The-Money
                                         Options/SARs At  Options/SARs  At
                                         Fiscal Year-End  Fiscal  Year-End
                Shares         Value        (#)               ($)
                Acquired On   Realized   Exercisable/     Exercisable/
Name            Exercise (#)    ($)     Unexercisable     Unexercisable
--------------  ------------  --------  ----------------  ----------------
Gilbert Gertner          -0-       -0-       635,000 / 0             0 / 0

DIRECTOR  COMPENSATION

     The Company does not currently pay any cash directors' fees, but it pays the expenses of its directors in attending board meetings. In January, 1998 the Company compensated Mr. Cooper with 500,000 shares of restricted common stock of the Company and with an option to purchase 500,000 shares of common stock of the Company at an exercise price of $2.00 which expires on January 7, 2003. In January, 1998 the Company compensated Mr. Gertner with an option to purchase 95,000 shares of common stock of the Company at an exercise price of $1.00 which expires on January 7, 2003.

EMPLOYMENT  AGREEMENTS

     Effective August 1, 1996, Worldwide PetroMoly Corporation entered into a five year employment with Mr. Gertner, which provides that Mr. Gertner receive $144,000 in compensation during the second year of the agreement, and $180,000 per year during the final three years of the agreement. The agreement also provides that Mr. Gertner receive $950 per month as an automobile allowance. The agreement also contains a non-compete provision during the term of the agreement and for a period of five years following the termination of the agreement.

STOCK  OPTION  PLAN

     During July 1996, the Board of Directors adopted a Stock Option Plan (the "Plan"), and in July 1996, the Company's shareholders approved the Plan. The Plan as amended authorized the issuance of options to purchase up to 3,500,000 shares of the Company's Common Stock. The Plan allows the Board to grant stock options from time to time to employees, officers, directors and consultants of the Company. The Board has the power to determine at the time that the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. Vesting provisions are determined by the Board at the time options are granted.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT.

    The following table sets forth, as of October 6, 1998, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each officer and director individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted.

                                Amount and Nature        Common Stock
Name and Address             of Beneficial Ownership   Percent of Class
---------------------------  ------------------------  -----------------
Gilbert Gertner                        11,885,000 (1)              66.3%
1300 Post Oak Boulevard,                      Direct
Suite 1985
Houston, Texas 77056

Lance Rosmarin                            145,000 (2)               0.8%
1300 Post Oak Boulevard,                      Direct
Suite 1985
Houston, Texas 77056

Norton Cooper                           1,000,000 (3)               5.7%
1300 Post Oak Boulevard,                      Direct
Suite 1985
Houston, Texas 77056


All Directors and Officers
as a Group (3 Persons)                    13,030,000               70.1%

______________________
(1) Includes 635,000 shares underlying currently exercisable options held by Mr. Gertner.
(2) Includes 145,000 shares underlying currently exercisable options held by Mr. Rosmarin.
(3) Includes 500,000 shares underlying currently exercisable options held by Mr. Cooper.

     The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
     ACQUISITION  OF  WORLDWIDE  PETROMOLY  CORPORATION

     On July 22, 1996, the Company completed the acquisition of 100% of the outstanding common stock of Worldwide PetroMoly Corporation in exchange for 14,507,500 shares of the Company's Common Stock (approximately 90.6% of the shares now outstanding). The stock issuances were made pursuant to the Agreement ("Agreement") between the Company and Worldwide PetroMoly Corporation. The terms of the Agreement were the result of negotiations between the management of the Company and Worldwide PetroMoly Corporation. However, the Board of Directors did not obtain any independent "fairness" opinion or other evaluation regarding the terms of the Agreement, due to the cost of obtaining such opinions or evaluations. A total of 12,500,000 of the shares issued in connection with the acquisition of Worldwide PetroMoly Corporation were issued to PetroMoly Capital Partners, which is a Texas general partnership. Gilbert Gertner and Robert Goldberg are the two general partners and Mr. Gertner owns
90% of the partnership and Mr. Goldberg owns 10% of the partnership. Mr. Goldberg was a former Director of the Company. PetroMoly Capital Partners subsequently distributed its shares of the Company to its general partners.

OTHER  TRANSACTIONS

     In December, 1996 the Company loaned Citadel Computer Systems Incorporated ("Citadel"), a company of which Mr. Gertner is a director, $500,000 pursuant to a short term promissory note which bore interest at the rate of 10% per annum and was due in January, 1997 (the "Citadel Note"). The Citadel Note was secured by 733,000 shares of common stock of Citadel. As part of the loan transaction, the Company received warrants to purchase 150,000 shares of common stock of Citadel at an exercise price of $.59 per share. In February 1997, Citadel paid the Company $250,000 as a principal reduction payment. As of June 30, 1997, the outstanding balance on the Citadel Note, which was in default, was $267,289.

In partial consideration for not foreclosing on the Citadel Note, on June 30, 1997, Commercial Capital Trading Corporation ("Commercial Capital"), a company in which Mr. Gertner is a stockholder, agreed to enter into a new promissory note with the Company in the amount of the then outstanding obligation of Citadel (the "Commercial Capital Note"). The agreement by Commercial Capital to execute this new note and to assume the obligations of Citadel to the Company was part of a transaction between Citadel and Commercial Capital, in which the Company was not a party. The Commercial Capital Note provided for the payment to the Company of $5,000 per month and bore interest at the rate of 10% per annum. The Commercial Capital Note was secured by the accounts receivable of Commercial Capital. In October, 1997, the Company and Commercial Capital agreed to restructure and modify the Commercial Capital Note, which had a then outstanding balance of $204,000 to provide for an increase in the monthly installment payments to the Company of the greater of (i) $10,000 per month or
(ii) 15% of the proceeds received from the collection of accounts receivable up to $100,000 and 50% of the collection of any accounts receivable thereafter, for 12 months, with a final payment to the Company of the remaining outstanding principal and interest, if any, due in the 13th month. The Commercial Capital Note was secured by the accounts receivable of Commercial Capital and the personnel guarantee of Mr. Gertner and another stockholder of Commercial Capital. As of June, 1998, the Commercial Capital Note was paid off in full.

     From time to time, the Company's principal stockholder, Gilbert Gertner, has made unsecured, non-interest-bearing advances of working capital funds to the Company. The outstanding balance of the advances as of June 30, 1998 and June 30, 1997 were $116,263and $312,573 respectively. Mr. Gertner has agreed to defer repayment of the advances through June 30, 1999, unless excess cash flow of the Company allows the repayment of the advances prior to that date.

Item  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits
16.1     *     Letter  on  change  in  certifying  accountant
21.1     **    Subsidiaries
27.1     **    Financial  Data  Schedule
_________________

* Incorporated by reference to the Company's report on Form 8-K dated August 14, 1998 and filed with the Commission on August 20, 1998.
**     Filed  herewith

(b)  Reports  on  Form  8-K.

       None

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13 day of October, 1998.

                                     Worldwide  PetroMoly,  Inc.

                                     By:  /s/  Gilbert  Gertner
                                     -------------------------------------------
                                     Gilbert  Gertner,  Chairman  of  the  Board


     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Name                  Title                                   Date

/s/  Gilbert Gertner  Director                                October 13, 1998
     --------------
     Gilbert Gertner  and Chairman of the Board


/s/  Lance Rosmarin   Director, President, Secretary and      October 13, 1998
     --------------
     Lance Rosmarin   Chief Financial and Accounting Officer


/s/  Norton  Cooper   Director                                October 13, 1998
     --------------
     Norton Cooper

               WORLDWIDE PETROMOLY, INC.

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------        Page

Independent Auditors' Reports                       F-2-3

Balance Sheets as of June 30, 1998 and 1997           F-4

Statements of Operations
  For the Years Ended June 30, 1998 and 1997          F-5

Statements of Changes in Stockholders' Equity
  For the Years Ended June 30, 1998 and 1997          F-6

Statements of Cash Flows
  For the Years Ended June 30, 1998 and 1997          F-7

Notes to Consolidated Financial Statements            F-8

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS
-------------------------------------------------------

To  the  Board  of  Directors  of
Worldwide  Petromoly,  Inc.


We have audited the accompanying consolidated balance sheet of Worldwide Petromoly, Inc. as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present Fairly, in all material respects, the consolidated financial position of Worldwide PetroMoly, Inc. At June 30, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                    Jackson  &  Rhodes  P.C.

August  28,  1998
Dallas,  Texas

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of
Worldwide Petromoly, Inc.



We have audited the accompanying consolidated balance sheet of Worldwide Petromoly, Inc. (formerly Ogden, McDonald & Company - the "Company") as of June 30, 1997, and the related consolidated statements of loss, stockholders' equity and cash flows for the year ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We  conducted  our  audit  in  accordance  with  generally   accepted  auditing
standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

 .

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Worldwide Petromoly, Inc. at June 30, 1997, and the results of their operations and their cash flows for the year ended June 30, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations since inception and at June 30, 1997 had an accumulated deficit of $5,003,244. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                   BDO SEIDMAN, LLP


October 1, 1997
Houston, Texas

                                       F-3

                                WORLDWIDE PETROMOLY, INC.
                               CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 1998 AND 1997

                             ASSETS
                                                                    1998          1997
                                                                ------------  ------------
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                     $    34,375   $   864,555
  INVESTMENTS IN CERTIFICATES OF DEPOSIT                                  -       527,971
  RESTRICTED INVESTMENTS IN CERTIFICATES OF DEPOSIT (NOTE 6)        276,579       418,857
  RECEIVABLES:
    TRADE                                                           107,720        61,761
    AFFILIATE COMPANIES (NOTE 7)                                     38,807        29,536
  NOTES RECEIVABLE - RELATED PARTIES, CURRENT PORTION (NOTE 7)      111,151       277,347
  INVENTORIES (NOTE 4)                                               45,394       128,651
  PREPAID EXPENSES                                                   10,840        18,139
                                                                ------------  ------------
    TOTAL CURRENT ASSETS                                            624,866     2,326,817
                                                                ------------  ------------

PROPERTY, PLANT AND EQUIPMENT, NET (NOTE 5)                         121,419       108,547
                                                                ------------  ------------

OTHER ASSETS                                                              -       203,847
                                                                ------------  ------------
                                                                $   746,285   $ 2,639,211
                                                                ============  ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                         $   173,592   $   150,109
  NOTES PAYABLE (NOTE 6)                                            160,000       265,000
                                                                ------------  ------------
    TOTAL CURRENT LIABILITIES                                       333,592       415,109

ADVANCES FROM  STOCKHOLDER (NOTE 7)                                 116,263       312,573
                                                                ------------  ------------

    TOTAL LIABILITIES                                               449,855       727,682
                                                                ------------  ------------

COMMITMENTS AND CONTINGENCIES (NOTES 9,10 AND 12)                         -             -

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, NO PAR VALUE, 10,000,000 SHARES                        -             -
    AUTHORIZED, NONE ISSUED
  COMMON STOCK, NO PAR VALUE, 800,000,000 SHARES AUTHORIZED,
    17,247,500 AND 16,747,500 SHARES ISSUED AND OUTSTANDING       7,493,228     6,914,773
  ACCUMULATED DEFICIT                                            (7,196,798)   (5,003,244)
                                                                ------------  ------------
    TOTAL STOCKHOLDERS' EQUITY                                      296,430     1,911,529
                                                                ------------  ------------
                                                                $   746,285   $ 2,639,211
                                                                ============  ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            WORLDWIDE PETROMOLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1998 AND 1997

                                                   1998          1997
                                               ------------  ------------
NET SALES (NOTE 2)                             $   301,150   $   216,887

COST OF GOODS SOLD                                 214,017       191,500
                                               ------------  ------------

GROSS PROFIT                                        87,133        25,387

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     2,372,476     4,475,836
                                               ------------  ------------

LOSS FROM OPERATIONS                            (2,285,343)   (4,450,449)

OTHER INCOME (EXPENSE): (NOTE 7)
   INTEREST INCOME                                 104,822       151,539
   INTEREST EXPENSE                                (15,709)       (9,211)
   MISCELLANEOUS INCOME (EXPENSE), NET               2,676        20,998
                                               ------------  ------------
                                                    91,789       163,326
                                               ------------  ------------

NET LOSS                                       $(2,193,554)  $(4,287,123)
                                               ============  ============

LOSS PER COMMON SHARE

     BASIC                                     $     (0.13)  $     (0.27)
                                               ============  ============

     DILUTED                                   $     (0.13)  $     (0.27)
                                               ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      17,039,167    16,089,167
                                               ============  ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                           WORLDWIDE PETROMOLY, INC.
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       YEARS ENDED JUNE 30, 1998 AND 1997

                                                PREFERRED        COMMON STOCK        ACCUMULATED
                                                            ----------------------
                                                  STOCK       SHARES      AMOUNT       DEFICIT        TOTAL
                                                ----------  ----------  ----------  -------------  ------------
BALANCE, JUNE 30, 1996                          $        -   1,500,000  $      500  $   (716,121)  $  (715,621)

ISSUANCE OF COMMON STOCK IN CONNECTION
  WITH PRIVATE OFFERING, NET OF OFFERING COSTS           -   2,007,500   3,900,115             -     3,900,115

ISSUANCE OF COMMON STOCK IN CONNECTION
  WITH REVERSE MERGER                                    -  12,500,000           -             -             -

ISSUANCE OF COMMON STOCK TO NON-
  EMPLOYEES IN EXCHANGE FOR SERVICES RENDERED            -     700,000   1,344,700             -     1,344,700

STOCK OPTIONS GRANTED TO NON-EMPLOYEES
  IN EXCHANGE FOR SERVICES RENDERED                      -           -   1,589,458             -     1,589,458

EXERCISE OF STOCK OPTIONS                                -      40,000      80,000             -        80,000
                                                                                                             -
NET LOSS                                                 -           -           -    (4,287,123)   (4,287,123)
                                                ----------  ----------  ----------  -------------  ------------

BALANCE, JUNE 30, 1997                                   -  16,747,500   6,914,773    (5,003,244)    1,911,529

ISSUANCE OF COMMON STOCKIN EXCHANGE
FOR SERVICES RENDERED                                    -     500,000     500,000             -       500,000

STOCK OPTIONS GRANTED-
  IN EXCHANGE FOR SERVICES RENDERED                      -           -      78,455                      78,455

NET LOSS                                                 -           -           -    (2,193,554)   (2,193,554)
                                                ----------  ----------  ----------  -------------  ------------

BALANCE, JUNE 30, 1998                          $        -  17,247,500  $7,493,228  $ (7,196,798)  $   296,430
                                                ==========  ==========  ==========  =============  ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                WORLDWIDE PETROMOLY, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            YEARS ENDED JUNE 30, 1998 AND 1997

                                                                                                   1998          1997
                                                                                               ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                                                                     $(2,193,554)  $(4,287,123)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
       USED IN OPERATING ACTIVITIES:
    DEPRECIATION                                                                                    24,565        14,350
    COMMON STOCK ISSUED TO NON-EMPLOYEES FOR SERVICES RENDERED                                     500,000     1,344,700
    STOCK OPTIONS GRANTED TO NON-EMPLOYEES FOR SERVICES                                             78,455     1,589,458
    CHANGES IN OPERATING ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                                                          (55,230)      (67,196)
      INVENTORIES                                                                                   83,257      (106,887)
      PREPAID EXPENSES AND OTHER ASSETS                                                              7,299        43,641
      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                         23,483      (125,768)
                                                                                               ------------  ------------
        NET CASH USED IN OPERATING ACTIVITIES                                                   (1,531,725)   (1,594,825)
                                                                                               ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  CERTIFICATES OF DEPOSIT                                                                          527,971      (527,971)
  RESTRICTED INVESTMENTS IN CERTIFICATES OF DEPOSIT                                                142,278      (418,857)
  CAPITAL EXPENDITURES                                                                             (37,437)     (115,397)
  LOANS TO RELATED PARTIES                                                                               -      (741,194)
  REPAYMENTS ON LOANS TO RELATED PARTIES                                                           228,733       260,000
                                                                                               ------------  ------------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                        861,545    (1,543,419)
                                                                                               ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM PRIVATE OFFERING, NET OF OFFERING COSTS                                                  -     3,900,115
  PROCEEDS FROM OPTIONS EXERCISED                                                                        -        80,000
  PROCEEDS FROM NOTES PAYABLE                                                                            -       345,000
  REPAYMENTS OF NOTES PAYABLE                                                                     (105,000)     (203,236)
  ADVANCES FROM AND REPAYMENTS TO STOCKHOLDERS                                                     (55,000)     (120,000)
                                                                                               ------------  ------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       (160,000)    4,001,879
                                                                                               ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (830,180)      863,635

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                     864,555           920
                                                                                               ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                       $    34,375   $   864,555
                                                                                               ============  ============

SUPPLEMENTAL DISCLOSURE:
   TOTAL INTEREST PAID                                                                         $    15,708   $     9,211
                                                                                               ============  ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       F-7

                            WORLDWIDE  PETROMOLY,  INC.
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                   FOR  THE  YEARS  ENDED  JUNE  30,  1998  AND  1997


NOTE  1  -  FINANCIAL  CONDITION  AND  GOING  CONCERN

FOR EACH OF THE YEARS ENDED JUNE 30, 1998 AND 1997, THE COMPANY INCURRED NET LOSSES TOTALING $2,193,554 AND $4,287,123, RESPECTIVELY, AND AT JUNE 30, 1998 HAD AN ACCUMULATED DEFICIT OF $7,196,798. THESE LOSSES CONTRIBUTED TO NET CASH USED IN OPERATING ACTIVITIES OF $1,531,725 AND $1,594,825 FOR EACH OF THE YEARS ENDED JUNE 30, 1998 AND 1997, RESPECTIVELY. AS A RESULT OF THESE RECURRING
LOSSES AND OPERATING CASH FLOW DEFICITS, THE COMPANY WILL REQUIRE ADDITIONAL WORKING CAPITAL TO DEVELOP AND SUPPORT ITS CUSTOMER BASE, TECHNOLOGIES AND BUSINESS UNTIL THE COMPANY EITHER: (1) ACHIEVES A LEVEL OF REVENUES ADEQUATE TO GENERATE SUFFICIENT CASH FLOWS FROM OPERATIONS; OR (2) RECEIVES ADDITIONAL
FINANCING NECESSARY TO SUPPORT THE COMPANY'S WORKING CAPITAL REQUIREMENTS. THESE CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

CURRENTLY,  THE  COMPANY'S  FOCUS  HAS  BEEN  ON DEVELOPING ITS CUSTOMER BASE BY
CREATING BRAND AWARENESS OF ITS LUBRICATION TECHNOLOGY THROUGH INCREASING ITS MARKETING EFFORTS AND QUALITY CONTROL. THE COMPANY'S MARKETING EFFORTS HAVE INCLUDED THE RECRUITING AND TRAINING OF A SALES FORCE AND ADVERTISING AND PROMOTION. QUALITY CONTROL DEVELOPMENTS HAVE INCLUDED PRODUCT TESTING AND CERTIFICATION AND RESEARCH AND DEVELOPMENT WITH A FOCUS TOWARD IMPROVING AND EXPANDING ITS PRODUCT LINES. MANAGEMENT'S PLANS INCLUDE RAISING THE NECESSARY CAPITAL TO SUSTAIN ITS OPERATIONS AND CONTINUE ITS REVENUE GROWTH STRATEGY.

THERE ARE NO ASSURANCES, HOWEVER, THAT THE COMPANY CAN: (1) RAISE THE NECESSARY CAPITAL TO ENABLE IT TO CONTINUE THE EXECUTION OF ITS REVENUE GROWTH STRATEGY; OR (2) GENERATE SUFFICIENT REVENUE GROWTH AND IMPROVEMENTS IN OPERATING MARGINS TO MEET ITS WORKING CAPITAL REQUIREMENTS IF SUCH CAPITAL IS OBTAINED. TO THE EXTENT THAT FUNDS GENERATED FROM OPERATIONS ARE INSUFFICIENT, THE COMPANY WILL HAVE TO RAISE ADDITIONAL WORKING CAPITAL. NO ASSURANCE CAN BE GIVEN THAT ADDITIONAL FINANCING WILL BE AVAILABLE, OR IF AVAILABLE, WILL BE ONTERMS ACCEPTABLE TO THE COMPANY. IF ADEQUATE WORKING CAPITAL IS NOT AVAILABLE THE COMPANY MAY BE REQUIRED TO SIGNIFICANTLY CURTAIL ITS OPERATIONS.

THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS RELATING TO THE RECOVERABILITY AND CLASSIFICATION OF ASSET CARRYING AMOUNTS OR THE AMOUNT AND CLASSIFICATION OF LIABILITIES THAT MIGHT BE NECESSARY SHOULD THE COMPANY BE UNABLE TO CONTINUE AS A GOING CONCERN.


NOTE  2  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION  AND  BUSINESS

WORLDWIDE PETROMOLY, INC.(THE "COMPANY"), A PUBLICLY-HELD COLORADO CORPORATION, IS ENGAGED IN THE MARKETING AND DISTRIBUTION OF A LINE OF ENGINE LUBRICATION PRODUCTS UNDER THE TRADENAME "PETROMOLY". THE COMPANY WAS FORMED AS A RESULT OF A REVERSE MERGER (SEE NOTE 3) ON JULY 22, 1996, BETWEEN OGDEN, MCDONALD & COMPANY ("OGDEN MCDONALD" - THE FORMER NAME OF THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION) AND WORLDWIDE PETROMOLY CORPORATION ("WPC"). OGDEN MCDONALD WAS INCORPORATED IN THE STATE OF DELAWARE ON OCTOBER 13, 1989, AND BECAME A PUBLIC "SHELL" COMPANY FOR THE PURPOSE OF ENGAGING IN SELECTED MERGERS AND ACQUISITIONS. WPC WAS INCORPORATED IN THE STATE OF TEXAS ON APRIL 1, 1993, AND PRIOR TO THE REVERSE MERGER, WAS ENGAGED IN THE SAME LINE

                           WORLDWIDE  PETROMOLY,  INC.
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


OF BUSINESS AS THE COMPANY. IN CONNECTION WITH THE REVERSE MERGER, OGDEN MCDONALD ACQUIRED ALL OF THE OUTSTANDING COMMON STOCK OF WPC AND SUBSEQUENTLY CHANGED ITS NAME TO WORLDWIDE PETROMOLY, INC. WPC IS NOW A WHOLLY-OWNED SUBSIDIARY OF THE COMPANY.

THE COMPANY CONTRACTS WITH INDEPENDENT PARTIES FOR THE BLENDING OF ITS LUBRICANT PRODUCTS.

BASIS  OF  PRESENTATION

THE COMPANY HAS RETAINED THE JUNE 30 FISCAL YEAR END OF THE FORMER OGDEN MCDONALD. ACCORDINGLY, THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS REFLECT THE CONSOLIDATED RESULTS OF OPERATIONS AND CASH FLOWS OF OGDEN MCDONALD AND ITS WHOLLY-OWNED SUBSIDIARY, WPC, AS IF THE REVERSE MERGER OCCURRED ON JULY 1, 1996. ALL SIGNIFICANT INTERCOMPANY ACCOUNTS AND TRANSACTIONS HAVE BEEN ELIMINATED. PRIOR TO THE REVERSE MERGER, WPC REPORTED ON A DECEMBER 31 FISCAL YEAR END AS A PRIVATE COMPANY.

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

RESEARCH  AND  DEVELOPMENT

RESEARCH AND DEVELOPMENT EXPENSES ARE CHARGED TO OPERATIONS AS INCURRED. DURING THE YEAR ENDED JUNE 30, 1998 AND 1997, RESEARCH AND DEVELOPMENT COSTS WERE $59,000 AND $23,000, RESPECTIVELY.

ADVERTISING

ADVERTISING COSTS ARE EXPENSED AS INCURRED. THE AMOUNT CHARGED TO ADVERTISING EXPENSES WAS $28,000 AND $108,000 FOR THE YEARS ENDED JUNE 30, 1998 AND 1997, RESPECTIVELY.


INCOME  TAXES

DEFERRED INCOME TAXES RESULT FROM THE TEMPORARY DIFFERENCES BETWEEN THE FINANCIAL STATEMENT AND INCOME TAX BASIS OF ASSETS AND LIABILITIES AND ARE MEASURED USING THE ENACTED TAX RATES AND LAWS THAT WILL BE IN EFFECT WHEN DIFFERENCES ARE EXPECTED TO REVERSE. THE COMPANY ADJUSTS THE DEFERRED TAX ASSET VALUATION ALLOWANCE BASED ON JUDGEMENT AS TO FUTURE REALIZATION OF THE DEFFERED TAX BENEFIT SUPPORTED BY DEMONSTATED TRENDS IN THE COMPANY'S OPERATING RESULTS.

LOSS PER COMMON SHARE

IN FEBRUARY 1997, THE FINANCIAL ACCOUNTING STANDARDS BOARD ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, EARNINGS PER SHARE ("SFAS 128"). SFAS 128 PROVIDES A DIFFERENT METHOD OF CALCULATING EARNINGS PER SHARE THAN WAS FORMERLY USED IN APB OPINION 15. SFAS 128 PROVIDES FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS PER SHARE. BASIC EARNINGS PER SHARE INCLUDES NO DILUTION AND IS COMPUTED BY DIVIDING INCOME AVAILABLE TO COMMON STOCKHOLDERS BY THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING FOR THE PERIOD. DILUTIVE EARNINGS PER SHARE REFLECTS THE POTENTIAL DILUTION OF SECURITIES THAT COULD

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SHARE IN THE EARNINGS OF THE COMPANY. THE COMPANY WAS REQUIRED TO ADOPT THIS STANDARD IN THE SECOND FISCAL QUARTER OF 1998. USING THE PRINCIPLES SET FORTH IN SFAS 128, BASIC AND DILUTED EARNINGS PER SHARE ARE IDENTICAL AND ARE NOT MATERIALLY DIFFERENT FROM THAT WHICH WOULD HAVE BEEN PRESENTED UNDER APB 15, SINCE OUTSTANDING STOCK OPTIONS WOULD BE ANTIDILUTIVE. THE OUTSTANDING STOCK OPTIONS (NOTE 10) COULD BECOME DILUTIVE IN THE FUTURE.


CONCENTRATIONS  OF  CREDIT  RISK

THE COMPANY IS REQUIRED BY FASB STATEMENT 105, "DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK" TO DISCLOSE CONCENTRATIONS OF CREDIT RISK. THE COMPANY'S FINANCIAL INSTRUMENTS THAT ARE EXPOSED TO CONCENTRATIONS OF CREDIT RISK CONSIST PRIMARILY OF CASH AND CASH EQUIVALENTS, RESTRICTED CASH AND CERTIFICATES OF DEPOSIT, TRADE ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE WITH RELATED PARTIES. THE COMPANY PLACES CASH AND TEMPORARY CASH INVESTMENTS, WHICH, AT TIMES, EXCEED FDIC INSURANCE LIMITS, IN FINANCIAL INSTITUTIONS WITH STRONG CREDIT RATINGS. THE COMPANY EXTENDS CREDIT IN THE NORMAL COURSE OF BUSINESS TO A NUMBER OF CUSTOMERS IN THE TRANSPORTATION INDUSTRY. AS OF JUNE 30,1998, THE COMPANY HAD UNCOLLATERALIZED RECEIVABLES WITH THREE CUSTOMERS APPROXIMATING $87,000, WHICH REPRESENTS 66% OF THE COMPANY'S TRADE ACCOUNT BALANCE, INCLUDING THE RELATED PARTY. DURING FISCAL 1998, SALES TO ONE CUSTOMER AMOUNTED TO APPROXIMATELY 17% OF THE COMPANY'S REVENUES. DURING FISCAL 1997, SALES TO THREE CUSTOMERS AMOUNTED TO APPROXIMATELY $166,000, WHICH REPRESENTS 35%, 21% AND 20%, RESPECTIVELY OF THE COMPANY'S REVENUES. WITH RESPECT TO NOTES RECEIVABLE WITH RELATED PARTIES, MANAGEMENT BELIEVES THAT THERE IS SUFFICIENT COLLATERAL UNDERLYING THE NOTE AGREEMENTS TO PROTECT THE COMPANY'S CREDIT RISK IN THE EVENT OF DEFAULT (SEE
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

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

THE CARRYING AMOUNTS OF CASH AND CASH EQUIVALENTS, RESTRICTED CASH INVESTMENTS IN CERTIFICATES OF DEPOSIT, ACCOUNTS AND NOTES RECEIVABLE AND LONG-TERM DEBT REPORTED ON THE BALANCE SHEET APPROXIMATE THEIR FAIR VALUE. THE COMPANY ESTIMATED THE FAIR VALUE OF LONG-TERM DEBT BY COMPARING THE CARRYING AMOUNT TO THE FUTURE CASH FLOWS OF THE INSTRUMENTS, DISCOUNTED USING THE COMPANY'S
INCREMENTAL  RATE  OF  BORROWING  FOR  SIMILAR  INSTRUMENTS.

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

                           WORLDWIDE  PETROMOLY,  INC.
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


STOCK  BASED  COMPENSATION

IN OCTOBER 1995, STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" WAS ISSUED WHICH ESTABLISHES FINANCIAL ACCOUNTING AND REPORTING STANDARDS FOR STOCK-BASED EMPLOYEE COMPENSATION PLANS, EFFECTIVE FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1995. THOSE PLANS INCLUDE ALL ARRANGEMENTS BY WHICH EMPLOYEES RECEIVE SHARES OF THE EMPLOYER OR THE EMPLOYER INCURS LIABILITIES TO EMPLOYEES IN AMOUNTS BASED ON THE PRICE OF THE EMPLOYER'S STOCK. THE STATEMENT ALSO APPLIES TO TRANSACTIONS IN WHICH AN ENTITY ISSUES ITS EQUITY SECURITIES OR OTHER EQUITY INVESTMENTS TO ACQUIRE GOODS OR SERVICES FROM NON-EMPLOYEES. AS OF JUNE 30, 1998, THE COMPANY HAS STOCK OPTIONS OUTSTANDING UNDER ITS 1996 STOCK OPTION PLAN (SEE NOTE 10).

SFAS NO.123 ALSO REQUIRES THAT EQUITY INSTRUMENTS ISSUED TO NON-EMPLOYEES BE ACCOUNTED FOR BASED ON FAIR VALUE. THE STATEMENT ENCOURAGES ALL ENTITIES TO
ADOPT THE FAIR VALUE BASED METHOD FOR EMPLOYEE STOCK COMPENSATION PLANS. HOWEVER, IT ALLOWS AN ENTITY TO CONTINUE TO MEASURE COMPENSATION COST FOR THOSE PLANS USING THE INTRINSIC VALUE BASED METHOD OF ACCOUNTING PRESCRIBED BY APB
OPINION NO. 25, ("APB NO. 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES". ENTITIES ELECTING TO REMAIN WITH THE ACCOUNTING IN APB NO.25 MUST MAKE PRO FORMA DISCLOSURES OF NET INCOME AND EARNINGS PER SHARE, AS IF THE FAIR VALUE BASED METHOD OF ACCOUNTING HAD BEEN APPLIED. THE COMPANY HAS ELECTED TO REMAIN WITH THE ACCOUNTING UNDER APB NO. 25 AND HAS MADE THE REQUIRED PRO FORMA DISCLOSURES IN NOTE 10.

NEW  ACCOUNTING  PRONOUNCEMENTS

SEE LOSS PER COMMON SHARE ABOVE REGARDING STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, EARNINGS PER SHARE.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE ("SFAS 129"), EFFECTIVE FOR PERIODS ENDING AFTER DECEMBER 15, 1997, ESTABLISHES STANDARDS FOR DISCLOSING INFORMATION ABOUT AN ENTITY'S CAPITAL STRUCTURE. SFAS 129 REQUIRES DISCLOSURE OF THE PERTINENT RIGHTS AND PRIVILEGES OF VARIOUS SECURITIES OUTSTANDING (STOCK, OPTIONS, WARRANTS, PREFERRED STOCK, DEBT AND PARTICIPATING RIGHTS) INCLUDING DIVIDEND AND LIQUIDATIONS PREFERENCES, PARTICIPANT RIGHTS, CALL PRICES AND DATES, CONVERSION OR EXERCISE PRICES AND REDEMPTION REQUIREMENTS. ADOPTION OF SFAS 129 HAS HAD NO EFFECT ON THE COMPANY AS IT CURRENTLY DISCLOSES THE INFORMATION SPECIFIED.

IN JUNE 1997, THE FINANCIAL ACCOUNTING STANDARDS BOARD ISSUED TWO NEW DISCLOSURE STANDARDS. RESULTS OF OPERATIONS AND FINANCIAL POSITION ARE UNAFFECTED BY IMPLEMENTATION OF THESE NEW STANDARDS.

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

SFAS 131, "DISCLOSURE ABOUT SEGMENTS OF A BUSINESS ENTERPRISE", ESTABLISHES STANDARDS FOR THE WAY THAT PUBLIC ENTERPRISES REPORT INFORMATION ABOUT OPERATING SEGMENTS IN ANNUAL FINANCIAL STATEMENTS AND REQUIRES REPORTING OF SELECTED INFORMATION ABOUT OPERATING SEGMENTS IN INTERIM FINANCIAL STATEMENTS ISSUED TO THE PUBLIC. IT ALSO ESTABLISHES STANDARDS FOR DISCLOSURES REGARDING PRODUCTS AND SERVICES, GEOGRAPHIC AREAS AND MAJOR CUSTOMERS. SFAS 131 DEFINES OPERATING SEGMENTS AS COMPONENTS OF AN ENTERPRISE ABOUT WHICH SEPARATE FINANCIAL INFORMATION IS AVAILABLE THAT IS EVALUATED REGULARLY BY THE CHIEF OPERATING DECISION MAKER IN DECIDING HOW TO ALLOCATE RESOURCES AND IN ASSESSING PERFORMANCE. THE COMPANY ONLY OPERATES IN ONE SEGMENT OF BUSINESS, THE MARKETING AND DISTRIBUTION OF ENGINE LUBRICATION PRODUCTS. MAJOR CUSTOMERS ARE DISCLOSED IN NOTE 1.

THE COMPANY DOES NOT EXPECT ANY IMPACT FROM ANY OF THE NEW STATEMENTS DISCLOSED ABOVE.

                           WORLDWIDE  PETROMOLY,  INC.
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  3  -  REVERSE  MERGER

ON JULY 22, 1996, A REVERSE MERGER WAS CONSUMMATED, WHEREBY OGDEN MCDONALD OFFERED ONE SHARE OF ITS COMMON STOCK FOR EACH SHARE OF WPC'S ISSUED AND OUTSTANDING COMMON STOCK, OR A TOTAL OF 14,507,500 RESTRICTED SHARES. WPC BECAME A WHOLLY-OWNED SUBSIDIARY OF, AND WPC STOCKHOLDERS ASSUMED 90.6% OWNERSHIP IN OGDEN MCDONALD AS OF THAT DATE. IN ANTICIPATION OF THE REVERSE MERGER, THE FOLLOWING EQUITY TRANSACTIONS OCCURRED:

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

ON JULY 22, 1996, OGDEN MCDONALD EFFECTED A 3 FOR 1 STOCK SPLIT WHICH INCREASED ITS ISSUED AND OUTSTANDING COMMON STOCK TO 1,500,000 SHARES.

IN ACCORDANCE WITH THE EXCHANGE AGREEMENT, ON JULY 22, 1996, OGDEN MCDONALD OFFERED ONE SHARE OF ITS COMMON STOCK FOR EACH SHARE OF WPC'S COMMON STOCK ISSUED AND OUTSTANDING, OR A TOTAL OF 14,507,000 RESTRICTED SHARES AFTER THE 3-FOR-1 STOCK SPLIT).

IN CONNECTION WITH THE REVERSE MERGER, 1,500,000 SHARES OF OGDEN MCDONALD'S COMMON STOCK WERE RESERVED FOR ISSUANCE PURSUANT TO THE 1996 STOCK OPTION PLAN (SUBSEQUENTLY AMENDED TO 3,000,000 SHARES) WHICH INCLUDES OFFICERS OF THE COMPANY.


NOTE  4  -  INVENTORIES

THE MAJOR COMPONENTS OF INVENTORIES AS OF JUNE 30, 1998 AND 1997 ARE AS FOLLOWS:

                                  1998       1997
                             ---------  ---------
FINISHED GOODS               $  19,824  $ 111,962
RAW MATERIALS AND PACKAGING     25,570     13,625
WORK IN PROGRESS                     -      3,064
                              --------   --------
                             $  45,394  $ 128,651
                               =======   ========


NOTE  5  -  PROPERTY  AND  EQUIPMENT

PROPERTY  AND  EQUIPMENT CONSISTS OF THE FOLLOWING AS OF JUNE 30, 1998 AND 1997:

                                     1998       1997
                                  ----------  ----------
OFFICE FURNISHINGS AND EQUIPMENT  $ 134,536   $ 103,858
MACHINERY AND EQUIPMENT              13,735       6,977
VEHICLES                             12,062      12,062
                                   --------    --------
                                    160,333     122,897
LESS ACCUMULATED DEPRECIATION       (38,914)    (14,350)
                                  ----------  ----------

                                  $ 121,419   $ 108,547
                                  ==========  ==========

                           WORLDWIDE  PETROMOLY,  INC.
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  6  -  NOTES  PAYABLE

AT JUNE 30, 1998, THE COMPANY HAS A $250,000 REVOLVING LINE OF CREDIT FACILITY WITH A BANK WHICH EXPIRED IN JULY 1998. AT JUNE 30, 1998, THE COMPANY HAD DRAWN $160,000 UNDER THIS AGREEMENT. INTEREST IS PAYABLE MONTHLY (7.4% AND 8.1% AT JUNE 30, 1998 AND 1997, RESPECTIVELY) AND PRINCIPAL IS DUE ON DEMAND, OR IF NO DEMAND, AT ITS SCHEDULED MATURITY. THIS NOTE WAS PAID ON JULY 2, 1998. THE BORROWINGS UNDER THE LINE OF CREDIT WERE COLLATERALIZED BY A CERTIFICATE OF DEPOSIT IN THE AMOUNT OF $270,000.

AT JUNE 30, 1997, THE COMPANY HAD DRAWN $95,000 UNDER A $100,000 REVOLVING LINE OF CREDIT FACILITY WITH ANOTHER BANK. PRINCIPAL AND INTEREST (7.09%) WERE DUE ON DEMAND, OR IF NO DEMAND, IN AUGUST 1998 AT AN INTEREST RATE OF 7.77%, PAYABLE QUARTERLY). THIS BORROWING WAS SECURED BY A CERTIFICATE OF DEPOSIT IN THE AMOUNT OF $155,861. THE NOTE WAS PAID IN JANUARY 1998.


NOTE  7  -  RELATED  PARTY  TRANSACTIONS

ACCOUNTS  RECEIVABLE  -  RELATED  PARTY

THE COMPANY SELLS PRODUCTS TO AN ENTITY THAT IS CONTROLLED BY THE COMPANY'S MAJORITY STOCKHOLDER. SALES AND THE AMOUNT DUE FROM THE ENTITY AT JUNE 30, 1998 AND 1997 WERE APPROXIMATELY $20,000 AND $39,000, RESPECTIVELY. SALES AND THE AMOUNT DUE FROM THE ENTITY AT JUNE 30, 1997 WERE APPROXIMATELY $45,000 AND $29,000 RESPECTIVELY.

NOTES  RECEIVABLE  -  RELATED  PARTIES

ON DECEMBER 12, 1996, THE COMPANY EXECUTED A NOTE AGREEMENT WITH A PUBLICLY-HELD CORPORATION IN THE AMOUNT OF $500,000, IN WHICH A COMPANY OFFICER SERVES IN A SIMILAR CAPACITY FOR BOTH COMPANIES. PRINCIPAL AND INTEREST (10% ANNUAL RATE) WAS DUE ON JANUARY 17, 1997, AND WAS SECURED BY 1,000,000 SHARES OF THE BORROWER'S COMMON STOCK. ON FEBRUARY 19, 1997, A PORTION OF THE NOTE
RECEIVABLE BALANCE IN THE AMOUNT OF $250,000 WAS PAID. ON JUNE 30, 1997, THE NOTE AGREEMENT WAS ASSIGNED TO A PRIVATELY-HELD CORPORATION CONTROLLED BY THIS COMPANY OFFICER AND AN INDIVIDUAL COMPANY STOCKHOLDER. THE NOTE, WHICH HAD A PRINCIPAL BALANCE OF $267,289 AT JUNE 30, 1997, WAS REFINANCED ON OCTOBER 1, 1997 IN THE AMOUNT OF $204,950 (REFLECTING PAYMENTS AND ACCRUED INTEREST
THEREON).  THE  NOTE  WAS  PAID  IN  FULL  IN  JUNE  1998.

ON JUNE 30, 1997,THE COMPANY REFINANCED A NOTE AGREEMENT WITH A STOCKHOLDER IN THE AMOUNT OF $210,945. THE NOTE AGREEMENT WAS AGAIN REFINANCED ON OCTOBER 1, 1997, IN THE AMOUNT OF $202,182 (REFLECTING PAYMENTS AND ACCRUED INTEREST THEREON). PRINCIPAL AND INTEREST ARE PAYABLE MONTHLY IN THIRTEEN CONSECUTIVE INSTALLMENTS RANGING BETWEEN $5,000 AND $60,000 COMMENCING OCTOBER 20, 1997, AT 10% PER ANNUM. THE PRINCIPAL BALANCE OF THE NOTE IS $111,151 AT JUNE 30, 1998. THE NOTE IS SECURED BY 40,000 SHARES OF COMPANY COMMON STOCK AND 200,000 SHARES OF COMMON STOCK OF THE PUBLICLY TRADED CORPORATION REFERRED TO ABOVE.

AS OF JUNE 30, 1997, THE COMPANY HAD A DEMAND NOTE RECEIVABLE IN THE AMOUNT OF $12,960, DUE FROM THE ENTITY REFERRED TO IN "ACCOUNTS RECEIVABLE-RELATED PARTY" ABOVE WHICH WAS SUBSEQUENTLY PAID IN JULY 1997.

INTEREST INCOME FROM RELATED PARTIES AMOUNTED TO $68,199 AND $16,568 FOR THE FISCAL YEARS ENDED 1998 AND 1997 RESPECTIVELY.

ADVANCES  FROM  STOCKHOLDER

PRIOR TO THE REVERSE MERGER, THE PRINCIPAL STOCKHOLDER OF WPC WHO IS NOW AN OFFICER AND MAJORITY STOCKHOLDER OF THE COMPANY, ADVANCED $422,000, NON-INTEREST BEARING FUNDS TO WPI. THE ADVANCES STILL DUE TO THIS STOCKHOLDER AMOUNTED TO $116,263 AND $312,573 AS OF JUNE 30 1998 AND 1997, RESPECTIVELY.

                           WORLDWIDE  PETROMOLY,  INC.
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  8  -  INCOME  TAXES
 DEFERRED TAXES ARE DETERMINED BASED ON TEMPORARY DIFFERENCES BETWEEN THE FINANCIAL STATEMENT AND INCOME TAX BASIS OF ASSETS AND LIABILITIES AS MEASURED BY THE ENACTED TAX RATES WHICH WILL BE IN EFFECT WHEN THESE DIFFERENCES REVERSE.


DEFERRED  TAX  ASSETS  ARE COMPRISED OF THE FOLLOWING AT JUNE 30, 1998 AND 1997:

                                                1998         1997
                                         ------------  -----------
 NET OPERATING LOSS CARRYFORWARDS        $ 1,833,000   $1,112,500
 STOCK OPTIONS GRANTED TO NON-EMPLOYEES      567,000      540,500
 AMORTIZATION EXPENSE                         25,500       25,500
 BAD DEBT EXPENSE                              7,000        7,000
                                         ------------  -----------
 GROSS DEFERRED TAX ASSET                  2,432,500    1,685,500
   VALUATION ALLOWANCE                    (2,432,500)   1,685,500)
                                         ------------  -----------
 NET DEFERRED TAX ASSET                  $         -   $        -
                                         ============  ===========

THE COMPANY HAS RECORDED A FULL VALUATION ALLOWANCE AGAINST ALL DEFERRED TAX ASSETS BECAUSE IT COULD NOT DETERMINE WHETHER IT WAS MORE LIKELY THAN NOT THAT THE DEFERRED TAX ASSET WOULD BE REALIZED.

      AT JUNE 30, 1998, THE COMPANY HAD NET OPERATING LOSS CARRYFORWARDS TOTALLING APPROXIMATELY $5,400,000 AVAILABLE TO REDUCE FUTURE TAXABLE INCOME THROUGH THE YEAR 2013. THE NET OPERATING LOSS CARRYFORWARDS EXPIRE AS FOLLOWS:

YEAR ENDED DECEMBER 31,                AMOUNT
-----------------------------------  ----------
     2008                            $   70,000
     2009                               263,000
     2010                               112,000
EIGHTEEN MONTHS ENDED JUNE 30, 2012   2,753,000
YEAR ENDED JUNE 30, 2013              2,202,000
                                     ----------
                                     $5,400,000
                                     ==========


NOTE  9  -  COMMITMENTS

THE COMPANY LEASES ITS OFFICE SPACE AND A VEHICLE UNDER LONG-TERM OPERATING LEASE AGREEMENTS. AT JUNE 30, 1998, FUTURE MINIMUM LEASE PAYMENTS UNDER THESE OPERATING LEASES WERE AS FOLLOWS:

1999  $62,462
2000   31,014
2001    7,296

RENT EXPENSE FOR THE YEARS ENDED JUNE 30, 1998 AND 1997 WAS $84,000 AND $54,000, RESPECTIVELY.

                           WORLDWIDE  PETROMOLY,  INC.
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


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

DURING THE YEAR ENDED JUNE 30 1998, THE COMPANY ISSUED OPTIONS TO PURCHASE 500,000 SHARES OF COMMON STOCK TO A DIRECTOR AT $2.00 PER SHARE. THE DIRECTOR ALSO RECEIVED 500,000 SHARES OF COMMON STOCK FOR SERVICES RENDERED (NOTE 11).

THE COMPANY HAS ELECTED TO CONTINUE TO ACCOUNT FOR STOCK OPTIONS ISSUED TO EMPLOYEES IN ACCORDANCE WITH APB NO. 25. DURING THE YEAR ENDED JUNE 30, 1997, ALL OPTIONS ISSUED TO OFFICERS AND EMPLOYEES WERE GRANTED AT AN EXERCISE PRICE WHICH EQUALED OR EXCEEDED THE MARKET PRICE PER SHARE AT THE DATE OF GRANT AND, ACCORDINGLY, NO COMPENSATION WAS RECORDED. FOR THE YEAR ENDED JUNE 30, 1998, OPTIONS FOR 317,000 SHARES WERE GRANTED TO OFFICERS AND EMPLOYEES AT AN EXERCISE PRICE WHICH WAS LESS THAN THE MARKET PRICE PER SHARE AT THE DATE OF GRANT, RESULTING IN A CHARGE TO OPERATIONS OF $55,475.

EFFECTIVE FOR THE YEAR ENDED JUNE 30, 1997, THE COMPANY WAS REQUIRED TO ADOPT THE DISCLOSURE PORTION OF SFAS NO. 123. THIS STATEMENT REQUIRES THE COMPANY TO PROVIDE PROFORMA INFORMATION REGARDING NET LOSS APPLICABLE TO COMMON STOCKHOLDERS AND LOSS PER SHARE AS IF COMPENSATION COST FOR THE COMPANY'S STOCK OPTIONS GRANTED HAD BEEN DETERMINED IN ACCORDANCE WITH THE FAIR VALUE BASED METHOD PRESCRIBED IN SFAS NO. 123. THE COMPANY ESTIMATES THE FAIR VALUE OF EACH STOCK OPTION AT THE GRANT DATE BY USING THE BLACK-SCHOLES OPTION PRICING MODEL WITH THE FOLLOWING WEIGHTED AVERAGE ASSUMPTIONS USED FOR GRANTS IN 1998 AND 1997 AS FOLLOWS:

      1.  DIVIDEND  YIELD  OF  0%

2. EXPECTED VOLATILITY OF 0% FOR OPTIONS GRANTED IN AUGUST 1996 DUE TO NO TRADING ACTIVITY; EXPECTED VOLATILITY OF 119% AND 52% FOR OPTIONS GRANTED IN JUNE 1998 AND 1997, RESPECTIVELY.

3. RISK-FREE INTEREST RATES RANGING FROM 5.65% TO 5.77% FOR 1998 AND 6.49% TO 6.60% FOR 1997.

      4.  EXPECTED  TERM  OF  2  YEARS  FOR  1998  AND  5  YEARS  FOR  1997.

UNDER  THE  ACCOUNTING  PROVISIONS  OF  SFAS  NO.  123,  THE  COMPANY'S NET LOSS
APPLICABLE TO COMMON STOCKHOLDERS AND LOSS PER SHARE FOR THE YEARS ENDED JUNE 30, 1998 AND 1997 WOULD HAVE BEEN INCREASED TO THE PROFORMA AMOUNTS INDICATED
BELOW:

NET  LOSS  APPLICABLE  TO  COMMON  STOCKHOLDERS:

                           1998          1997
                       ------------  ------------
        AS REPORTED    $(2,193,554)  $(4,287,123)
                       ============  ============
        PROFORMA       $(2,755,013)  $(4,884,123)
                       ============  ============

      LOSS PER SHARE:
        AS REPORTED    $      (.13)  $      (.27)
                       ============  ============
        PROFORMA       $      (.16)  $      (.30)
                       ============  ============

                           WORLDWIDE  PETROMOLY,  INC.
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


FOR THE YEARS ENDED JUNE 30, 1998 AND 1997, IN ACCORDANCE WITH SFAS NO. 123, THE COMPANY ACCOUNTED FOR OPTIONS ISSUED TO NON-EMPLOYEES FOR SERVICES RENDERED USING THE FAIR VALUE METHOD. THE COMPANY GRANTED 30,000 OPTIONS TO PURCHASE AN EQUAL NUMBER OF SHARES OF COMMON STOCK AT AN EXERCISE PRICE OF $1.00 PER SHARE TO A CONSULTANT DURING THE YEAR ENDED JUNE 30, 1998. THE COMPANY GRANTED 1,780,000 OPTIONS TO PURCHASE AN EQUAL NUMBER OF SHARES OF COMMON STOCK AT AN EXERCISE PRICE OF $2.00 PER SHARE TO CONSULTANTS DURING THE YEAR ENDED JUNE 30, 1997. THE OPTIONS VEST WITHIN 0-1 YEAR AND EXPIRE 5 YEARS FROM THE DATE OF GRANT. THE OPTIONS WERE GRANTED FOR SERVICES RENDERED DURING THE RESPECTIVE
YEARS. THE COMPANY RECORDED COMPENSATION EXPENSE IN THE AMOUNT OF $22,980 AND $1,589,458 IN THE ACCOMPANYING CONSOLIDATED STATEMENTS OF LOSS FOR THE YEARS ENDED JUNE 30, 1998 AND 1997, RESPECTIVELY, BASED ON THE FAIR VALUE OF THE
OPTIONS  ON  THE  GRANT  DATE  USING  THE  BLACK-SCHOLES  OPTION  PRICING MODEL.


A SUMMARY OF THE STATUS OF THE COMPANY'S STOCK OPTIONS AS OF JUNE 30, 1998 AND 1997, AND CHANGES DURING THE YEARS THEN ENDED IS PRESENTED BELOW.

                                                          1998                   1997
                                                ----------------------  ------------------
                                                           WEIGHTED                 WEIGHTED
                                                            AVERAGE                 AVERAGE
                                                            EXERCISE                EXERCISE
                                                  SHARES     PRICE         SHARES    PRICE
                                                ----------  ----------  -----------  -----
  OUTSTANDING AT BEGINNING OF YEAR               2,835,000  $     2.00           -   $   -
  GRANTED                                          627,000        1.59   2,875,000    1.11
  EXERCISED                                              -           -     (40,000)   2.00
  FORFEITED                                              -           -           -       -
                                                ----------  ----------  -----------  -----

  OUTSTANDING AT END OF YEAR                     3,462,000  $     1.23   2,835,000   $1.12
                                                ==========  ==========  ===========  =====

  OPTIONS EXERCISABLE AT END OF YEAR             3,385,333  $     1.23   2,015,000   $1.12
                                                ==========  ==========  ===========  =====

  WEIGHTED AVERAGE FAIR VALUE OF
  OPTIONS GRANTED DURING THE YEAR                           $     1.34               $ .52
                                                            ===========              =====

THE WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE OF THE ABOVE OPTIONS WAS 3.0 AND 4.3 YEARS AT JUNE 30, 1998 AND 1997, RESPECTIVELY.

THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT FIXED STOCK OPTIONS OUTSTANDING AT JUNE 30, 1998:

                          WEIGHTED
                          AVERAGE
             NUMBER      REMAINING      NUMBER
EXERCISE   OUTSTANDING  CONTRACTUAL   EXERCISABLE
PRICE      AT 6/30/98   LIFE (YEARS)  AT 6/30/98
---------  -----------  ------------  -----------
1.00        2,327,000           1.6    2,250,333
2.00        1,135,000           3.2    1,135,000
---------  -----------  ------------  -----------

1.23        3,462,000           3.0    3,385,333
=========  ===========  ============  ===========

NOTE  11  -  OTHER  EQUITY  TRANSACTIONS

IN  JUNE  1997,  THE  COMPANY  ISSUED  COMMON STOCK TO FOUR INDIVIDUALS TOTALING
700,000 SHARES FOR SALES AND MARKETING CONSULTING SERVICES. COMPENSATION EXPENSE IN THE AMOUNT OF $1,344,700 HAS BEEN RECORDED AS SELLING, GENERAL AND ADMINISTRATIVE EXPENSES IN THE ACCOMPANYING CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 1997, AS A RESULT OF THESE STOCK ISSUANCES.

IN JANUARY 1998, THE COMPANY ISSUED COMMON STOCK TO A SHAREHOLDER TOTALING 500,000 SHARES FOR SALES AND MARKETING CONSULTING SERVICES. COMPENSATION EXPENSE IN THE AMOUNT OF $500,000 HAS BEEN RECORDED AS SELLING, GENERAL AND ADMINISTRATIVE EXPENSES IN THE ACCOMPANYING CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30,
1998,  AS  A  RESULT  OF  THESE  STOCK  ISSUANCES.


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

                               INDEX TO EXHIBITS

EXHIBIT  SEQUENTIAL
NUMBER   DESCRIPTION
-------  --------------------------------------------------------------------
16.1     *     Letter  on  change  in  certifying  accountant
21.1     **    Subsidiaries
27.1     **    Financial  Data  Schedule
_________________
* Incorporated by reference to the Company's report on Form 8-K dated August 14, 1998 and filed with the Commission on August 20, 1998.
**     Filed  herewith