Form 10QSB
period 1998-09-30
WORLDWIDE PETROMOLY INC
filed 1998-11-23
CIK 928375

________________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                   FORM 10-QSB
                                _________________


[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934; For the Quarterly Period Ended: September 30, 1998

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

      At November 16, 1998, 17,317,500 shares of common stock, no par value, were outstanding.

      Transitional Small Business Disclosure Format (check one);  Yes [ ] No [x]
________________________________________________________________________________

                              WORLDWIDE PETROMOLY, INC.


                                    CONTENTS
                                    --------

                                                                         Page(s)
                                                                         -------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1998
               (unaudited) and June 30, 1998                                   3

         Consolidated Statements of Operations for the three months
               ended September 30, 1998 and 1997 ( both unaudited)             4

         Consolidated Statements of Cash Flows for the three months
               ended September 30, 1998 and 1997 ( both unaudited)             5

         Notes to Consolidated Financial Statements                        6 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9 - 11


PART II - OTHER INFORMATION
---------------------------


Item 6.  Exhibits and Reports on Form 8-K                                     12

      (a)  Exhibits

      (b)  Reports on Form 8-K

SIGNATURES                                                                    12
----------

                            WORLDWIDE PETROMOLY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                           September 30,     June 30,
                                                               1998           1998
                                                           -------------  ------------
                                                            (Unaudited)
                       ASSETS
---------------------------------------------------------

Current Assets:
     Cash and Cash Equivalents                             $     12,786   $    34,375
     Certificates of Deposit-Restricted                               -       276,579
    Accounts Receivable:
     Trade                                                       42,447       107,720
     Affiliated Companies                                        56,922        38,807
    Notes Receivable-Related Parties                             99,151       111,151
    Inventories                                                  73,522        45,394
     Prepaid Expense and Other                                   28,957        10,840
                                                           -------------  ------------


Total Current Assets                                            313,785       624,866
                                                           -------------  ------------

Property and Equipment, Net (Note 3)                             119,653      121,419
                                                           -------------  ------------

Total Assets                                               $    433,438  $    746,285
                                                           =============  ============


          LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------

Current Liabilities:
    Accounts Payable and Accrued Expenses                  $    306,994   $   173,592
    Notes Payable                                                     -       160,000
                                                           -------------  ------------

    Total Current Liabilities                                   306,994       333,592

Advances From Stockholder                                       186,263       116,263
                                                           -------------  ------------

          Total Liabilities                                     493,257       449,855
                                                           -------------  ------------

Stockholders' Equity:
     Preferred stock, no par value, 10,000,000 shares
          authorized, none issued                                   --             --
     Common stock, no par value, 800,000 shares
          authorized; 16,747,500 issued and outstanding;
          2,835,000 reserved for stock options                7,493,228     7,493,228
     Accumulated Deficit                                     (7,433,409)   (7,196,798)

Total Stockholders' Equity                                       59,819       296,430
                                                           -------------  ------------

Total Liabilities and Stockholders' Equity                 $    433,438   $   746,285
                                                           =============  ============

See accompanying notes to consolidated financial statements

                            WORLDWIDE PETROMOLY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                        Three Months Ended
                                                           September 30,
                                                        1998           1997
                                                   -------------  --------------
                                                    (Unaudited)     (Unaudited)

Net Sales                                          $     53,136   $      91,273
Cost of Sales                                            37,122          65,163
                                                   -------------  --------------

Gross Profit                                             16,014          26,110

Selling, Administrative and General Expenses            372,263         416,058
                                                   -------------  --------------

Loss From Operations                                   (356,249)       (389,948)

Other Income, Net                                             0           3,109
                                                   -------------  --------------

Net Loss                                           $   (356,249)   $   (386,839)
                                                   =============  ==============

Net Loss per Common Share                          $       (.02)   $       (.02)
                                                   =============  ==============

Weighted Average Common Shares Outstanding           17,317,500      17,317,500
                                                   =============  ==============

           See accompanying notes to consolidated financial statements

                            WORLDWIDE PETROMOLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                            Three Months Ended
                                                                September 30,
                                                             1998           1997
                                                         ------------  -------------
                                                         (Unaudited)    (Unaudited)
Cash Flows from Operating Activities:
  Net Loss                                               $  (356,249)   $  (386,839)
  Adjustments to reconcile
    Net Loss to Net Cash used in Operating Activities
      Depreciation                                             6,142          5,000
      Changes in Assets and Liabilities
         Accounts Receivable                                  47,158        (22,866)
         Inventories                                         (28,128)        31,907
         Prepaid Expense and Other Assets                     18,117         (4,808)
        Accounts Payable and Accrued Expenses                133,402        (63,192)
                                                         ------------  -------------

Net Cash used in Operating Activities                       (215,792)      (431,182)
                                                         ------------  -------------

Cash Flows from Investing Activities:
      Certificates of Deposit                                276,579         (4,620)
      Capital Expenditures                                    (4,376)       (11,487)
      Related Party Loan-Repayments                           12,000         32,960

                                                         ------------  -------------

      Net Cash provided by Investing Activities              284,203         16,853

Cash Flows from Financing Activities:
      Borrowing/repayment of shareholder loans                70,000             --
      Repayments of Notes Payable                           (160,000)            --
                                                         ------------  -------------

      Net Cash Used in Financing Activities                  (90,000)            --

Net decrease in Cash and Cash Equivalents                    (21,589)      (414,329)

Cash and Cash Equivalents, Beginning of Period                34,375        864,555
                                                         ------------  -------------

Cash and Cash Equivalents, End of Period                 $    12,786    $   450,226
                                                         ============  =============


See accompanying notes to consolidated financial statements

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

      Worldwide PetroMoly, Inc. (the "Company"), a publicly-held Colorado corporation, is engaged in the marketing and distribution of a line of engine lubrication products under the tradename "PetroMoly". The Company was formed as a result of a reverse merger on July 22, 1996, between Ogden, McDonald & Company ("Ogden McDonald" the former name of the Registrant with the Securities and Exchange Commission) and Worldwide PetroMoly Corporation ("WPC"). Ogden McDonald was incorporated in the state of Colorado on October 13,1989, and became a public "shell" company for the purpose of engaging in selected mergers and acquisitions. WPC was incorporated in the state of Texas on April 1, 1993, and prior to the reverse acquisition, was engaged in the same line of business as the Company. In connection with the reverse merger, Ogden McDonald acquired all of the outstanding common stock of WPC, and subsequently changed its name to Worldwide PetroMoly, Inc. WPC is now a wholly owned subsidiary of the Company.

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

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment consists of the following as of September 30, 1998 and June 30, 1998:

                                             September 30   June 30
                                             ------------  ----------

           Office furnishings and equipment  $   136,277   $ 134,536
           Machinery and equipment                16,370      13,735
           Vehicles                               12,062      12,062
                                             ------------  ----------
                                                 164,709     160,333
           Less accumulated depreciation         (45,056)    (38,914)
                                             ------------  ----------

           Net property and equipment        $   119,653   $ 121,419
                                             ============  ==========

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

     Deferred tax assets are comprised of the following at September 30, 1998:

         Net operating loss carryforwards                     $ 1,955,000
         Stock options granted to non-employees                   567,000
         Amortization expense                                      25,500
         Bad debt expense                                           7,000
                                                              ------------
         Gross deferred tax asset                               2,554,500
                                                              ------------
         Valuation allowance                                   (2,554,500)
                                                              ------------
         Net deferred tax asset                               $         -
                                                              ============


      The Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely than not that the deferred tax asset would be realized against future income.

      At September 30, 1998, the Company had net operating loss carryforwards totaling approximately $5,750,000 available to reduce future taxable income through the year 2014 (see table).

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The net operating loss carryforwards expire as follows:

              Years ended December 31,                 Amount
              ----------------------------------  ---------------

              2008                                    $    70,000
              2009                                        263,000
              2010                                        112,000
              Eighteen months ended June 30, 2012       2,753,000
              Year ended June 30 2013                   2,202,000
              Year ended June 30, 2014                    350,000
                                                      -----------
              Total                                   $ 5,750,000
                                                      ===========

Note 5 - LOSS PER SHARE

     Using the principles set forth in SFAS 128, basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the company. The company was required to adopt this standard in the second fiscal quarter of 1998. Using the principles set forth in SFAS 128, basic and diluted earnings per share are identical.

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


RESULTS  OF  OPERATIONS  -GENERAL

During the fiscal quarter ended September 30, 1998 (also referred to as the first fiscal quarter or the third calendar quarter), the Company has invested in independent laboratory product testing, additional research and development for new products, creating retail sales brochures, purchasing lab equipment, and web site modifications. The Company also did additional extensive field-testing in an effort to expand the Company's industrial customer base, while continuing to ascertaining specific avenues and alliances for launching a retail and industrial on using an infomercial. The two areas of focus have been primarily the commercial and industrial market, and secondarily the retail/passenger car market. Also, a specially formulated moly racing-oil designed for NASCAR and INDY style motors is presently being tested by world class racecar drivers.

During this quarter, the Company has added to its customer base, including a municipality in Florida, The City of Coral Springs. to service their 660 vehicles, including police cars, fire/rescue trucks and public works fleet. The Company also began new trial periods with several more "fortune 500" firms to convert their fleets to the Company's lubrication products. Additionally, the company also signed an agreement with a new distributor, Mooney Oil, a large independent oil distributor based in Lansing, Michigan to market the Company's products to their 500 plus customers throughout Michigan. The Company also performed more due diligence on the direct marketing infomercial format for its oil additive called "PetroMoly Oil Treatment" and has determined that similar products in this category have achieved tremendous success. Bringing a new technology to a proven category, with what the Company believes to be a superior product with an environmental impact, is expected to increase the Company's revenues. Additionally, the infomercial format will also give the Company an opportunity to educate the general public about its patent-approved lubrication technology. The same technology for suspending and stabilizing molybdenum is used in both PetroMoly Oil Treatment and PetroMoly. As The Company is now entering the retail arena, this format can help build a demand for prospective customers and increase sales for both products.

QUARTER  ENDED  SEPTEMBER  30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

Total net sales for the quarter ended September 30, 1998, was $53,136 compared to $91,273 for the quarter ended September 30, 1997, a 41% decrease. This decrease by comparison is due to the European orders that stocked up last year were not yet ready to reorder more invetory, however, the disparity in cost of sales is also notable. Cost of sales as a percentage of net sales decreased from 71% for the quarter ended September 30, 1997, to 69% for the year ended September 30, 1998. This percentage change was results from improved agreements
with  suppliers,   freight  carriers  and  toll  blenders,   along  with
streamlining procedures in manufacturing. The Company is continuing its testing of various new products and interviewing various vendors to see if the products can be made more cost effectively, thus reducing the cost of sales in the future. Additionally, the projected increase in sales volume will also reduce cost of sales due to economies of scale. Management expects the following quarters to begin a greater trend that reflects the retail campaign sales, along with the maturing marketing efforts, scheduled to begin at the beginning of the 1999 calendar year. In the past, the sales focus has been securing commitments and endorsements from several large national and multinational corporations that are considered leaders in their various industries. As the analysis of the product utilization by these various customers continues to be extremely positive and resolute, the sales volume and relative margins remain low due to the promotional prices and practices allowed by management. The Company expects sales volume to increase significantly during in the first or second calendar quarter of 1999 as the promotional activities and advertising campaigns come to fruition.

Selling, General and Administrative expenses decreased from $416,058 for the quarter ended September 30, 1997, to $372,263 for the quarter ended September 30, 1998, a 10.5% decrease. The primary reason for the decrease in expenses for the compared quarters was the downsizing of the corporate structure, and relocating of the some of the company's offices in both Houston and Florida.
Management expects that next quarter Selling, General and Administrative will show a more significant drop due to continued practices of expense cutting where ever possible, with out sacrifice quality or the Company's image.

LIQUIDITY  AND  CAPITAL  RESOURCES

On September 30, 1998, the Company had a working capital of $6,791, compared to $291,274at June 30,1998. The change in working capital was primarily due to normal general and administrative expenses, as net cash used in Operating activities for yearly compared quarters was $215,792 for ended September
30,1998 a significant drop compared to $431,182 for ended September 30,1996, being a 50% decrease. From time to time, the Company's Chairman, Gilbert Gertner, has loaned money and continues to provide capital to Company as needed. At this time there has not been a formal agreement on how Mr. Gertner will be reimbursed and awarded for his contribution, but it is understood that when the Company has the ability to pay him back and award his support that it will.

     At September 30, 1998, the Company had net operating loss carryforwards totaling approximately $5,750,000 available to reduce future taxable income through the year 2012 as described in note 4 to the consolidated financial statements.

     Management has been reviewing various financial vehicles and the possibilities for a capital infusion through equity or debt financing. Some structures that have been presented by outside parties are more attractive than others, and Management wants to ensure that the chosen vehicle is the most beneficial one for the Company's long and short term goals. These goals consider the need for corporate developments through implementation of its business plan as well as Shareholder benefits and market conditions. Assuming the Company does not find agreeable financing in the foreseeable future, the Company's significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


OUTLOOK

     In the year ended June 30 1998,the Company's strategic focus was on both consummating relationships with a group of leaders in the industrial and retail markets, which are known as opinion leaders of new technologies or have a high visibility in the market. Management foresees the "testing periods" that the Company has invested with these groups coming to a natural end during fiscal 1999, followed by significant revenue producing contracts, and testimonials that will attract other companies in the similar industries for a greater market share. Any one of the substantial customers that the Company is presently working with is capable of increasing the volume production to a much greater economies of scale. These savings will decrease cost of sales, and possibly decrease the cost to the customers as well.

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


                            WORLDWIDE PETROMOLY, INC.



Date: November 23, 1997     By:  /s/  Gilbert  Gertner
                               -----------------------
                                      Gilbert  Gertner,  Chairman,  and  Chief
                                      Executive  Officer


                            By:  /s/  Lance  Rosmarin
                            -------------------------
                                      Lance  Rosmarin,  President,  and  Chief
                                      Financial and Accounting  Officer