Form 10QSB
period 1998-12-31
WORLDWIDE PETROMOLY INC
filed 1999-02-16
CIK 928375

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                   FORM 10-QSB
                                _________________


[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES
    EXCHANGE  ACT  OF  1934;  For  the Quarterly Period Ended: December 31, 1998

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

      At January 1, 1999, 17,347,500 shares of common stock, no par value, were outstanding.

      Transitional Small Business Disclosure Format (check one);  Yes [ ] No [x]

--------------------------------------------------------------------------------

                            WORLDWIDE PETROMOLY, INC.


                                    CONTENTS
                                    --------


                                                                      Page(s)
                                                                      -------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheets as of December 31, 1998
    (unaudited) and June 30, 1998. . . . . . . . . . . . . . . . . .        3

  Consolidated Statements of Operations for the three months
    ended December 31, 1998 and 1997 ( both unaudited) . . . . . . .        4

  Consolidated Statements of Cash Flows for the three months
    ended December 31, 1998 and 1997 ( both unaudited) . . . . . . .        5

  Notes to Consolidated Financial Statements . . . . . . . . . . . .    6 - 8

Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations. . . . . . . . . . . . . . . . . . . .   8 - 11


PART II - OTHER INFORMATION
--------------------------------------------------------------------


Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .       12

      (a)  Exhibits

      (b)  Reports on Form 8-K

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12
--------------------------------------------------------------------

                              WORLDWIDE PETROMOLY, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                          December 31,     June 30,
                                                              1998           1998
                                                         --------------  ------------
                                                           (Unaudited)

                           ASSETS
-----------------------------------------------------

Current Assets:
Cash and Cash Equivalents . . . . . . . . . . . . . . .  $      45,524   $    34,375
Certificates of Deposit-Restricted. . . . . . . . . . .              -       276,579
Accounts Receivable:
  Trade . . . . . . . . . . . . . . . . . . . . . . . .        103,072       107,720
  Affiliated Companies. . . . . . . . . . . . . . . . .         61,934        38,807
Notes Receivable-Related Parties. . . . . . . . . . . .         99,151       111,151
Inventories . . . . . . . . . . . . . . . . . . . . . .         60,003        45,394
  Prepaid Expense and Other . . . . . . . . . . . . . .         28,469        10,840
                                                         --------------  ------------

Total Current Assets. . . . . . . . . . . . . . . . . .        398,153       624,866
                                                         --------------  ------------

Property and Equipment, Net (Note 3). . . . . . . . . .        114,412       121,419
                                                         --------------  ------------

Total Assets. . . . . . . . . . . . . . . . . . . . . .  $     512,565   $   746,285
                                                         ==============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------

Current Liabilities:
Accounts Payable and Accrued Expenses . . . . . . . . .  $     413,883   $   173,592
Notes Payable . . . . . . . . . . . . . . . . . . . . .              -       160,000
                                                         --------------  ------------

Total Current Liabilities . . . . . . . . . . . . . . .        413,883       333,592

Advances From Stockholder . . . . . . . . . . . . . . .        400,636       116,263
                                                         --------------  ------------

Total Liabilities . . . . . . . . . . . . . . . . . . .        814,519       449,855
                                                         --------------  ------------

Stockholders' Equity:
Preferred stock, no par value, 10,000,000 shares
authorized, none issued . . . . . . . . . . . . . . . .             --            --
Common stock, no par value, 800,000 shares
authorized; 17,347,500 issued and outstanding;
3,000,000 reserved for stock options. . . . . . . . . .      7,512,828     7,493,228
Accumulated Deficit . . . . . . . . . . . . . . . . . .     (7,814,782)   (7,196,798)

Total Stockholders' Equity. . . . . . . . . . . . . . .       (301,954)      296,430
                                                         --------------  ------------

Total Liabilities and Stockholders' Equity. . . . . . .  $     512,565   $   746,285
                                                         ==============  ============

See  accompanying  notes  to  consolidated  financial  statements

                             WORLDWIDE PETROMOLY,  INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                 Three Months Ended           Six Months Ended
                                    December 31,                December 31,
                                 1998          1997          1998          1997
                             ------------  ------------  ------------  ------------
                              (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Net Sales . . . . . . . . .  $   139,610   $    65,467   $   192,746   $   156,740

Cost of Sales . . . . . . .       92,338        52,114       129,460       117,277
                             ------------  ------------  ------------  ------------

Gross Profit. . . . . . . .       47,272        13,353        63,286        39,463

Selling, Administrative
and General Expenses. . . .      214,173       534,540       950,598       673,225
                             ------------  ------------  ------------  ------------

(Loss) From Operations. . .     (166,901)     (521,187)     (523,150)     (911,135)

Other Income, Net . . . . .          -0-        35,812           -0-        38,921
                             ------------  ------------  ------------  ------------

Net (Loss). . . . . . . . .  $  (166,901)  $  (485,375      (523,150)  $  (872,214)
                             ============  ============  ============  ============

Net (Loss) per Share. . . .  $      (.01)  $      (.03)  $      (.03)  $      (.05)
                             ============  ============  ============  ============

Weighted Average Number of
Common Shares Outstanding .   17,347,500    16,747,500    17,347,500    16,747,500
                             ============  ============  ============  ============

           See accompanying notes to consolidated financial statements

                            WORLDWIDE PETROMOLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                             Six Months Ended
                                                               December 31,
                                                            1998          1997
                                                       --------------  -----------
                                                         (Unaudited)   (Unaudited)
Cash Flows from Operating Activities:
  Net Loss. . . . . . . . . . . . . . . . . . . . . .  $    (523,150)  $ (872,214)
  Adjustments to reconcile
  Net Loss to Net Cash used in Operating Activities
  Depreciation. . . . . . . . . . . . . . . . . . . .         12,283       11,000
  Changes in Assets and Liabilities
  Accounts Receivable . . . . . . . . . . . . . . . .        (18,479)      (3,010)
  Inventories . . . . . . . . . . . . . . . . . . . .        (14,609)      38,804
  Prepaid Expense and Other Assets. . . . . . . . . .         17,629       (3,692)
  Accounts Payable and Accrued Expenses . . . . . . .        110,209      (46,947)
                                                       --------------  -----------

Net Cash used in Operating Activities . . . . . . . .       (416,117)    (876,059)
                                                       --------------  -----------

Cash Flows from Investing Activities:
  Certificates of Deposit . . . . . . . . . . . . . .        276,579      (23,940)
  Capital Expenditures. . . . . . . . . . . . . . . .         (5,286)     (18,468)
  Related Party Loan-Repayments . . . . . . . . . . .         12,000      141,726
                                                       --------------  -----------
  Net Cash provided by Investing Activities . . . . .        283,293       99,318

Cash Flows from Financing Activities:
  Proceeds from options exercised . . . . . . . . . .         19,600           --
Borrowing/repayment of shareholder loans. . . . . . .        284,373      (25,000)
  Borrowing of Notes Payable. . . . . . . . . . . . .       (160,000)      55,000
                                                       --------------  -----------
  Net Cash provided by Financing Activities . . . . .        143,973       30,000


Net increase (decrease) in Cash and Cash Equivalents.         11,149     (746,741)

Cash and Cash Equivalents, Beginning of Period. . . .         34,375      864,555
                                                       --------------  -----------

Cash and Cash Equivalents, End of Period. . . . . . .  $      45,524   $  117,814
                                                       ==============  ===========

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

NOTE  3  -  PROPERTY  AND  EQUIPMENT

      Property and equipment consists of the following as of December 31, 1998 and June 30, 1998:

                                   December 31    June 30
                                  -------------  ---------
Office furnishings and equipment  $    137,177   $134,536
Machinery and equipment. . . . .        16,370     13,735
Vehicles . . . . . . . . . . . .        12,062     12,062
                                  -------------  ---------
                                       165,609    160,333
Less accumulated depreciation. .       (51,197)   (38,914)
                                  -------------  ---------

Net property and equipment . . .  $    114,412   $121,419
                                  =============  =========

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

     Deferred  tax  assets  are comprised of the following at December 31, 1998:

         Net operating loss carryforwards                     $ 2,006,000
         Stock options granted to non-employees                   567,000
         Amortization expense                                      25,500
         Bad debt expense                                           7,000
                                                              ------------
         Gross deferred tax asset                               2,605,500
                                                              ------------
         Valuation allowance                                   (2,605,500)
                                                              ------------
         Net deferred tax asset                               $         -
                                                              ============

      The Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely than not that the deferred tax asset would be realized against future income.

      At December 31, the Company had net operating loss carryforwards totaling approximately $5,900,000 available to reduce future taxable income through the year 2014 (see table).

The  net  operating  loss  carryforwards  expire  as  follows:

              Years ended December 31,                Amount
              -----------------------------------  -----------
              2008                                 $    70,000
              2009                                     263,000
              2010                                     112,000
              Eighteen months ended June 30, 2012    2,753,000
              Year ended June 30 2013                2,202,000
              Year ended June 30, 2014                 500,000
                                                   -----------
              Total                                $ 5,900,000
                                                   ===========

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

ITEM 2

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

RESULTS  OF  OPERATIONS  -GENERAL

During the fiscal quarter ended December 31, 1998 (also referred to as the second fiscal quarter or the fourth calendar quarter), the Company invested in Customer field product testing, additional research and development for new products, printing retail sales brochures, purchasing lab equipment, and web site modifications. The Company also did additional extensive field-testing in an effort to expand the Company's industrial customer base, while continuing to ascertain specific avenues and alliances for launching a retail campaign by using an infomercial format that will feature the Company's additive lubricant. In the past, the two areas of focus have been primarily the commercial and industrial market, and secondarily the retail/passenger car market. The focus has shifted this quarter to balance all markets. A specially formulated moly racing-oil designed for NASCAR and INDY style motors is presently being tested by world class INDY racecar drivers. These tests have shown significant benefits to race engines, and the Company is presently negotiating a sponsorship to promote company and brand awareness, as well as create a retail demand and customer pull for the Company's products. Although on December 31, 1998, the Company had not allocated a budget for Internet advertising, it had enjoyed a number of web purchases with out advertising its web site. Because of this, Management has begun to take action on exploiting the commerce activity that the Internet can offer. Management believes that with a professional campaign the Company will enjoy significant a sales volume increase.

During this quarter, the Company has added to and expanded the purchasing of its customer base, including a co-generation power servicing company based in Kansas, with the facility operated in Los Angeles. The Company also performed more due diligence on the direct marketing infomercial format for its oil additive called "PetroMoly Oil Treatment" and has determined that similar products in this category have achieved tremendous success. Bringing a new technology to a proven category, with what the Company believes to be a superior product with an environmental impact, is expected to increase the Company's revenues. Additionally, the infomercial format will also give the Company an opportunity to educate the general public about its patent-approved lubrication technology. The same technology for suspending and stabilizing molybdenum is used in both PetroMoly Oil Treatment and PetroMoly. As The Company is now entering the retail arena, this format can help build a demand for prospective customers and increase sales for both products.

QUARTER  ENDED  DECEMBER  31,  1998  COMPARED TO QUARTER ENDED DECEMBER 31, 1997

Total net sales for the quarter ended December 31, 1998, was $139,610 compared to $65,467 for the quarter ended December 31, 1997, a 113% increase. This increase by comparison is due to expanded purchasing of the Company's customer base as well as new incentive programs designed to enhance higher volume orders. Additionally, the positive change in cost of sales is also notable. Cost of sales as a percentage of net sales decreased from 80% for the quarter ended December 31, 1997, to 66% for the year ended December 31, 1998. This percentage change resulted from improved agreements with suppliers, freight carriers and toll blenders, along with continual streamlining procedures in manufacturing.

YEAR TO DATE ENDED DECEMBER 31, 1998 COMPARED TO YEAR TO DATE ENDED DECEMBER 31, 1997

Total  net  sales  for  the  year  to date ended December 31, 1998, was $192,746 compared to $156,740 for the year to date ended December 31, 1997, a 23% increase. This increase by comparison is due to expanded purchasing of the Company's customer base, as well as this quarter's incentive programs designed to enhance higher volume orders. Additionally, the improvement in cost of sales is also notable. Cost of sales as a percentage of net sales decreased from 75% for the year to date ended December 31, 1997, to 66% for the year to date ended December 31, 1998.

The Company is continuing its testing of various new products and interviewing various vendors to see if the products can be made more cost effectively, thus reducing the cost of sales in the future. Additionally, the projected increase in sales volume will also reduce cost of sales due to economies of scale. Management expects the following quarters to continue a greater trend that reflects the retail campaign sales, along with the maturing marketing efforts, scheduled to begin at the beginning of the 1999 calendar year. In the past, the sales focus has been on securing commitments and endorsements from several large national and multinational corporations that are considered leaders in their various industries. As the analysis of the product utilization by these various customers continues to be extremely positive and resolute, the sales volume and relative margins remain low due to the promotional prices and practices allowed by management. The Company expects sales volume to increase significantly during in the first or second calendar quarter of 1999 as the promotional activities and advertising campaigns come to fruition.

SELLING,  GENERAL  AND  ADMINISTRATIVE

Selling, General and Administrative expenses decreased from $534,540 for the quarter ended December 31, 1997, and for the year to date ended December 31, 1997 at $950,598 to $214,173 for the quarter ended December 31, 1998 and $586,436 for the year to date ended December 31, 1998; a 149% and 62% decrease respectively from quarter, to year to date accounting. The primary reason for the decreases in expenses for the compared quarters and year to date endings were the downsizing of the corporate structure, and relocating of the some of the company's offices in both Houston and Florida. Management expects that next quarter Selling, General and Administrative will continue to show the benefits of the continued practices of expense cutting where ever possible, with out sacrificing quality or the Company's image.

LIQUIDITY  AND  CAPITAL  RESOURCES

On December 31, 1998, the Company had booked a working capital of $(15,730), compared to $291,274 at June 30,1998. The change in working capital was primarily due to the booking of several large orders that were shipped out at the very end of the quarter, and the suppliers' billings that totaled over $93,000, associated with most of these sales and some inventory that is on order. It was necessary to show these liabilities in order to accurately reflect the cost of goods for this quarter. These customer orders have 30-day net terms, and will show a significant change in working capital in January 1999. In addition to inventory orders included in the year end liabilities there also are the normal general and administrative expenses, year end payroll tax liabilities. Net cash used in Operating activities for yearly compared quarters was $416,117 for ended December 31, 1998 a significant drop compared to $876,059 for ended December 31, 1997, being a 110% decrease. From time to time, the Company's Chairman, Gilbert Gertner, has loaned money and continues to provide capital to the Company as needed. At this time there has not been a formal agreement on how Mr. Gertner will be reimbursed and awarded for his contribution, but it is understood that when the Company has the ability to pay him back and award his support, it will do so; however, there are no demands for repayment at this time.

Also, at December 31,1998, the Company possessed 150,000 warrants of Citadel Technology Inc. that were awarded through a related party transaction in 1996. These warrants were valued at $1.89 at year-end and have a strike price of $0.59. As the Company has plans to liquidate these warrants, they can not be added to the Company's balance sheet until they are exercised into shares. Management expects to liquidate these warrants at a value well over $200,000.

At December 31, 1998, the Company had net operating loss carryforwards totaling approximately $5,900,000 available to reduce future income through the year 2012 as described in note 4 to the consolidated financial statements.

Management has been reviewing various financial vehicles and the possibilities for a capital infusion through equity or debt financing and will consummate an agreement in January 1999, around the time of this filing. The Company may consummate a series of financial arrangements in the next quarter for additional expansion. Some structures that have been presented by outside parties are more attractive than others, and Management wants to ensure that the chosen vehicle is the most beneficial one for the Company's long and short term goals. These goals consider the need for corporate developments through implementation of its business plan as well as Shareholder benefits and market conditions. Assuming the Company does not find agreeable financing in the foreseeable future, the Company's significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

YEAR  2000  COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in most industries concerning the potential effects associated with such compliance. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant.

Although the Company believes the software and hardware it utilizes for operations comply with Year 2000 requirements, there can be no assurances that the Company will not experience serious, unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, operating results or financial condition. The Company has taken additional steps in sending out questionnaires to its vendors and major customers concerning their respective Year 2000 compliance status. So far all major accounts, both vendors and customers have reported that they are all within acceptable areas, and they do not anticipate any material adverse effect on the Company's on-going servicing relationships. There can be no assurances that the Company will not experience serious, unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used by its venders or customers.

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

At the time of this filing, The Company has recently consummated an agreement with an Internet marketing company that has committed over $500,000 to Company, in which $250,000 is reserved for a direct marketing campaign. Management is extremely eager to begin marketing the newly developed oil additive, PetroMoly Oil Treatment, which uses the same proprietary technology to suspend molybdenum in motor oil for cars and light trucks. An advertising campaign is planned for this particular product beginning with an infomercial to create consumer awareness and educate the general public about the Company's new technology. This exposure will possibly facilitate a demand for the other PetroMoly products as well. During this campaign, distribution will be maintained through fulfillment houses. Later a full-scale retail campaign is planned as the product is sold in the auto after-market stores and retail chains. Reports to management show this oil additive product, being a new technology in a proven direct response category, is projected to carry an enormous demand.

With a proper financing in place, along with the progressing sales relationships maturing and the new product lines being marketed, the Company expects operating margins and revenues to improve appreciably during fiscal 1999.

NEW  ACCOUNTING  PRONOUNCEMENTS


In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position are unaffected by implementation of these new standards.

Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which standardizes the disclosure requirements for pensions and other Postretirement benefits. The adoption of SFAS No. 132 is not expected to impact the Company's current disclosures.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Investments and Hedging Activities Income, which requires the recording of all derivative instruments as assets or liabilities measured at fair value. Among other disclosures, SFAS 133 requires that all derivatives be recognized and measured at fair value regardless of the purpose or intent of holding the derivative.

SFAS 133 is effective for financial statements for periods beginning after June 15, 1999. Because of the recent issuance of this standard, management has been unable to evaluate fully the impact, if any, the standard will have on future financial statements.

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


                            WORLDWIDE PETROMOLY, INC.



Date: February 16, 1999     By: /s/ Gilbert Gertner
                               -----------------------
                                    Gilbert Gertner, Chairman, and Chief
                                    Executive Officer


                            By: /s/ Lance Rosmarin
                            -------------------------
                                    Lance Rosmarin, President, and Chief
                                    Financial and Accounting Officer