Form 10QSB
period 1999-03-31
WORLDWIDE PETROMOLY INC
filed 1999-05-21
CIK 928375

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
    EXCHANGE  ACT  OF  1934;  FOR  THE  QUARTERLY  PERIOD  ENDED: MARCH 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

           AT  MAY  15,  1999,  20,484,249 SHARES OF COMMON STOCK, NO PAR VALUE,
WERE
OUTSTANDING.

      TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE);  YES [ ] NO [X]

--------------------------------------------------------------------------------

                            WORLDWIDE PETROMOLY, INC.


                                    CONTENTS
                                    --------


                                                                      PAGE(S)
                                                                      -------
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1999
    (UNAUDITED) AND JUNE 30, 1998                                           3

  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
    ENDED MARCH 31, 1999 AND 1998 ( BOTH UNAUDITED)                         4

  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
    ENDED MARCH 31, 1999 AND 1998 ( BOTH UNAUDITED)                         5

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            6 - 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS                                          8 - 12


PART II - OTHER INFORMATION
---------------------------
ITEM 2. CHANGES IN SECURITIES                                              13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   13

      (A)  EXHIBITS

      (B)  REPORTS ON FORM 8-K

SIGNATURES                                                                 14
----------

                             WORLDWIDE PETROMOLY, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                          March 31,        June 30,
                                                              1999           1998
                                                         --------------  ------------
                                                           (Unaudited)
                           ASSETS
-----------------------------------------------------

Current Assets:
Cash and Cash Equivalents . . . . . . . . . . . . . . .  $     515,182   $    34,375
Certificates of Deposit-Restricted. . . . . . . . . . .              -       276,579
Investments in equity securities. . . . . . . . . . . .         99,151            -
Accounts Receivable:
  Trade . . . . . . . . . . . . . . . . . . . . . . . .        132,284       107,720
  Affiliated Companies. . . . . . . . . . . . . . . . .         34,472        38,807
Notes Receivable-Related Parties. . . . . . . . . . . .              -       111,151
Inventories . . . . . . . . . . . . . . . . . . . . . .         54,463        45,394
  Prepaid Expense and Other . . . . . . . . . . . . . .        295,544        10,840
                                                         --------------  ------------

Total Current Assets. . . . . . . . . . . . . . . . . .      1,131,096       624,866
                                                         --------------  ------------

Property and Equipment, Net (Note 3). . . . . . . . . .        105,062       121,419
                                                         --------------  ------------

Total Assets. . . . . . . . . . . . . . . . . . . . . .  $   1,236,158   $   746,285
                                                         ==============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------

Current Liabilities:
Accounts Payable and Accrued Expenses . . . . . . . . .  $     426,960   $   173,592
Notes Payable . . . . . . . . . . . . . . . . . . . . .              -       160,000
                                                         --------------  ------------

Total Current Liabilities . . . . . . . . . . . . . . .        426,960       333,592

Advances From Stockholder . . . . . . . . . . . . . . .        348,636       116,263
                                                         --------------  ------------

Total Liabilities . . . . . . . . . . . . . . . . . . .        775,596       449,855
                                                         --------------  ------------

Stockholders' Equity:
Preferred stock, no par value, 10,000,000 shares
authorized, none issued . . . . . . . . . . . . . . . .             --            --
Common stock, no par value, 800,000 shares
authorized; 20,159,250 issued and outstanding;
3,000,000 reserved for stock options. . . . . . . . . .      8,380,192     7,493,228
Accumulated Deficit . . . . . . . . . . . . . . . . . .     (7,919,630)   (7,196,798)

Total Stockholders' Equity. . . . . . . . . . . . . . .        460,562       296,430
                                                         --------------  ------------

Total Liabilities and Stockholders' Equity. . . . . . .  $   1,236,158   $   746,285
                                                         ==============  ============

See  accompanying  notes  to  consolidated  financial  statements

                           WORLDWIDE PETROMOLY,  INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE  MONTHS ENDED           NINE MONTHS ENDED
                                    MARCH  31,                    MARCH  31,
                                 1999          1998          1999          1998
                             ------------  ------------  ------------  ------------
                              (UNAUDITED)   (UNAUDITED)   (UNAUDITED)  (UNAUDITED)

NET  SALES                   $   170,653   $    52,904   $   363,474   $   209,644

COST  OF  SALES                  104,966        38,560       234,427       155,837
                             ------------  ------------  ------------  ------------

GROSS  PROFIT                     65,687        14,344       129,047        53,807

SELLING,  ADMINISTRATIVE
AND  GENERAL  EXPENSES           451,684       900,420     1,038,194     1,851,018
                             ------------  ------------  ------------  ------------

(LOSS)  FROM  OPERATIONS        (385,997)     (888,076)     (909,147)   (1,797,211)

OTHER  INCOME,  NET              186,315        (5,809)      186,315        33,112
                             ------------  ------------  ------------  ------------

NET  (LOSS)                  $  (199,682)  $  (891,885)  $  (722,832)  $(1,764,099)
                             ============  ============  ============  ============

NET  (LOSS)  PER  SHARE      $      (.01)  $      (.05)  $      (.04)  $      (.10)
                             ============  ============  ============  ============

WEIGHTED  AVERAGE  NUMBER  OF
COMMON  SHARES  OUTSTANDING   17,537,237    17,247,500    17,925,147    16,914,167
                             ============  ============  ============  ============

           SEE  ACCOMPANYING  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                            WORLDWIDE PETROMOLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                             NINE  MONTHS  ENDED
                                                                MARCH  31,
                                                            1999          1998
                                                       --------------  ------------
                                                         (UNAUDITED)
(UNAUDITED)

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  NET  LOSS$                                                (722,832)  $(1,764,099)
  ADJUSTMENTS  TO  RECONCILE
  NET  LOSS  TO  NET  CASH  USED  IN  OPERATING  ACTIVITIES
  DEPRECIATION                                                22,633        18,000
  COMMON  STOCKS  ISSUED  FOR  SERVICES                           --       500,000
  CHANGES  IN  ASSETS  AND  LIABILITIES
  ACCOUNTS  RECEIVABLE                                       (20,229)      (14,317)
  INVENTORIES                                                 (9,069)       51,954
  PREPAID  EXPENSE  AND  OTHER  ASSETS                      (284,704)       (2,330)
  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES                  253,368        25,227
                                                       --------------  ------------

NET  CASH  USED  IN  OPERATING  ACTIVITIES                  (760,833)   (1,185,565)
                                                       --------------  ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  CERTIFICATES  OF  DEPOSIT                                  276,579       671,503
  CAPITAL  EXPENDITURES                                       (6,276)      (24,938)
  RELATED  PARTY  LOAN-REPAYMENTS                             12,000       161,726
                                                       --------------  ------------
  NET  CASH  PROVIDED  BY  INVESTING  ACTIVITIES             282,303       808,291

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  PROCEEDS  FROM  OPTIONS  EXERCISED                         527,300            --
  PROCEEDS  FROM  SALE  OF  STOCK                            359,664            --
  BORROWING/REPAYMENT  OF  SHAREHOLDER  LOANS                232,373       (35,000)
  BORROWING  OF  NOTES  PAYABLE                             (160,000)     (265,000)
                                                       --------------  ------------
  NET  CASH  PROVIDED  BY  FINANCING  ACTIVITIES             959,337      (300,000)


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         480,807      (677,274)

CASH  AND  CASH  EQUIVALENTS,  BEGINNING  OF  PERIOD          34,375       864,555
                                                       --------------  ------------

CASH  AND  CASH  EQUIVALENTS,  END  OF  PERIOD         $     515,182   $   187,281
                                                       ==============  ============


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

NOTE  3  -  PROPERTY  AND  EQUIPMENT

      PROPERTY AND EQUIPMENT CONSISTS OF THE FOLLOWING AS OF MARCH 31, 1999 AND JUNE 30, 1998:

                                      MARCH  31    JUNE  30
                                     ------------  ---------
OFFICE  FURNISHINGS  AND  EQUIPMENT  $   138,177   $134,536
MACHINERY  AND  EQUIPMENT                 16,370     13,735
VEHICLES                                  12,062     12,062
                                    -------------  ---------
                                         166,609    160,333
LESS  ACCUMULATED  DEPRECIATION          (61,547)   (38,914)
                                    -------------  ---------

NET  PROPERTY  AND  EQUIPMENT        $   105,062   $121,419
                                    =============  =========

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

     DEFERRED  TAX  ASSETS  ARE  COMPRISED  OF  THE FOLLOWING AT MARCH 31, 1999:

NET  OPERATING  LOSS  CARRYFORWARDS                   $ 2,074,000
STOCK  OPTIONS  GRANTED  TO  NON-EMPLOYEES                567,000
AMORTIZATION  EXPENSE                                      25,500
BAD  DEBT  EXPENSE                                          7,000
                                                      ------------
GROSS  DEFERRED  TAX  ASSET                             2,673,500
                                                      ------------
VALUATION  ALLOWANCE                                   (2,673,500)
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

      AT  MARCH  31,  1999  THE  COMPANY  HAD  NET  OPERATING LOSS CARRYFORWARDS
TOTALING APPROXIMATELY $6,100,000 AVAILABLE TO REDUCE FUTURE TAXABLE INCOME THROUGH THE YEAR 2014 (SEE TABLE).

THE  NET  OPERATING  LOSS  CARRYFORWARDS  EXPIRE  AS  FOLLOWS:

YEARS  ENDED  DECEMBER  31,             AMOUNT
-----------------------------------  -----------

2008                                 $    70,000
2009                                     263,000
2010                                     112,000
EIGHTEEN MONTHS ENDED JUNE 30, 2012    2,753,000
YEAR  ENDED  JUNE  30  2013            2,202,000
YEAR  ENDED  JUNE  30,  2014             700,000
                                     -----------
TOTAL                                $ 6,100,000
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

RESULTS  OF  OPERATIONS  -GENERAL

THE  CORPORATE  DEVELOPMENTS THIS QUARTER WERE SIGNIFICANT AND SET THE STAGE FOR
THE REMAINING CALENDAR YEAR TO BE DYNAMIC AND ENCOURAGING. DURING THE FISCAL QUARTER ENDED MARCH 31, 1999 (ALSO REFERRED TO AS THE THIRD FISCAL QUARTER OR THE FIRST CALENDAR QUARTER), THE COMPANY CONTINUED TO INVESTED IN CUSTOMER FIELD PRODUCT TESTING, ADDITIONAL RESEARCH AND DEVELOPMENT FOR NEW PRODUCTS INCLUDING A HOUSEHOLD LUBRICANT AND A MOTOR-GEAR LUBRICANT, PRINTING RETAIL SALES BROCHURES AND POINT OF PURCHASE DISPLAYS, PURCHASING ADDITIONAL LAB EQUIPMENT, AND WEB SITE REVAMPING. THE COMPANY ALSO CONSUMMATED A TITLE SPONSORSHIP OF AN INDY RACING LEAGUE (IRL) RACECAR IN AN EFFORT TO DEVELOP PRODUCT AWARENESS AND SALES VOLUME. THE RACECAR WILL BE DRIVEN BY THE 1998 IRL "ROOKIE OF THE YEAR" ROBBY UNSER, USING THE COMPANY'S SPECIALLY FORMULATED MOLY RACING-OIL DESIGNED FOR NASCAR AND INDY STYLE MOTORS. MR. UNSER HAS ALREADY BEEN ABLE TO TELL A NOTICEABLE DIFFERENCE IN THE CAR'S PERFORMANCE AND HE ANTICIPATES A TOP FINISH IN SOME OF THIS YEAR'S RACES. THE COMPANY ALSO DID ADDITIONAL EXTENSIVE FIELD-TESTING IN AN EFFORT TO EXPAND THE COMPANY'S INDUSTRIAL CUSTOMER BASE, WHILE CONTINUING TO ASCERTAIN SPECIFIC AVENUES AND ALLIANCES FOR LAUNCHING A RETAIL CAMPAIGN BY CAPITALIZING THE NATIONAL ATTENTION THAT THE AUTO-RACING WILL CREATE AS ALL OF THE RACES ARE TELEVISED NATIONALLY. IN THE PAST, THE TWO AREAS OF FOCUS HAVE BEEN PRIMARILY THE COMMERCIAL AND INDUSTRIAL MARKET, AND SECONDARILY THE RETAIL/PASSENGER CAR MARKET. THE FOCUS SHIFTED LAST QUARTER TO BALANCE ALL MARKETS. DURING THIS QUARTER, THE COMPANY HAS CONTINUED TO ENJOY A GROWING NUMBER OF WEB PURCHASES (APPROXIMATELY $29,000) WITH OUT ADVERTISING ITS WEB SITE.

BECAUSE OF THIS, MANAGEMENT ENTERED INTO AN AGREEMENT WITH A PROFESSIONAL INTERNET COMPANY, INTERNET BILLING SOLUTIONS, WHICH NOT ONLY INVESTED $500,000 IN THE COMPANY IN THE FORM OF OPTIONS, BUT ALSO WILL BE PROFESSIONALLY
EXPLOITING THE COMMERCE ACTIVITY THAT THE INTERNET CAN OFFER. MANAGEMENT BELIEVES THAT WITH A PROFESSIONAL CAMPAIGN THE COMPANY WILL ENJOY A SIGNIFICANT SALES VOLUME INCREASE AND MAKE THE WEB SITE A FORUM FOR INVESTOR RELATIONS AND INTRA-COMPANY COMMUNICATIONS AND ACCOUNTING.

DURING THIS QUARTER, THE COMPANY RECEIVED THE RESULTS FROM AN 11 MONTH EVALUATION BY THE EPA WHICH CONFIRMED AND DOCUMENTED PETROMOLY ENGINE OIL AS ENERGY SAVING AND EMISSIONS REDUCING. THIS ACHIEVEMENT IS UNPRECEDENTED FOR ANY MOTOR OIL AND MANAGEMENT PLANS ON UTILIZING THESE RESULTS TO FURTHER INDUCE PURCHASES FOR BOTH RETAIL AND INDUSTRIAL MARKETS.

ALSO DURING THIS QUARTER, THE COMPANY CONSUMMATED A DISTRIBUTOR AGREEMENT WITH ENVIRONMENTAL FLEET SERVICES (EFS) OF CALIFORNIA, A VERY PROGRESSIVE COMPANY IN LOS ANGELES WITH A GROWING CUSTOMER BASE. MANAGEMENT ANTICIPATES SIGNIFICANT ACTIVITY FROM THIS AGREEMENT, AS SOUTHERN CALIFORNIA IS KNOWN TO BE THE "CAR CAPITAL OF THE US". TO DATE EFS HAS ORDERED OVER 34% OF COMMERCIAL SALES THIS QUARTER, AND IS SHOWING PROMISE OF GROWING EVEN MORE SUBSTANTIALLY IN THE NEXT QUARTER.

ADDITIONALLY, DURING THIS QUARTER THE COMPANY WAS WRITTEN UP IN THE FEBRUARY 22, 1999 ISSUE BUSINESS WEEK MAGAZINE IN THE "DEVELOPMENTS TO WATCH" SECTION. IT WAS A VERY POSITIVE ARTICLE AND IT HAS CREATED A LOT OF ATTENTION FOR THE
COMPANY AND ITS PRODUCTS. A SIGNIFICANT AMOUNT OF THE WEB PURCHASES WERE ATTRIBUTABLE TO EXPOSURE THAT THE ARTICLE PROVIDED. IT ALSO VALIDATED TO MANAGEMENT THE DEMAND POTENTIAL FOR THE COMPANY'S PRODUCTS.


QUARTER  ENDED  MARCH  31,  1999  COMPARED  TO  QUARTER  ENDED  MARCH  31,  1998

TOTAL NET SALES FOR THE QUARTER ENDED MARCH 31, 1999, WAS $170,653 COMPARED TO $52,904 FOR THE QUARTER ENDED MARCH 31, 1998, A 223% INCREASE. THIS INCREASE BY COMPARISON IS DUE TO EXPANDED PURCHASING OF THE COMPANY'S CUSTOMER BASE AS WELL AS NEW INCENTIVE PROGRAMS DESIGNED TO ENHANCE HIGHER VOLUME ORDERS AND INCREASED WEB PURCHASES. ADDITIONALLY, THE POSITIVE CHANGE IN COST OF SALES IS ALSO NOTABLE. COST OF SALES AS A PERCENTAGE OF NET SALES DECREASED FROM 73% FOR THE QUARTER ENDED MARCH 31, 1998, TO 61% FOR THE YEAR ENDED MARCH 31, 1999. THIS PERCENTAGE CHANGE RESULTED FROM IMPROVED AGREEMENTS WITH SUPPLIERS, FREIGHT CARRIERS AND TOLL BLENDERS, ALONG WITH CONTINUAL STREAMLINING PROCEDURES IN MANUFACTURING.

YEAR  TO DATE ENDED MARCH 31, 1999 COMPARED TO YEAR TO DATE ENDED MARCH 31, 1998

TOTAL NET SALES FOR THE YEAR TO DATE ENDED MARCH 31, 1999, WAS $363,474 COMPARED TO $209,644 FOR THE YEAR TO DATE ENDED MARCH 31, 1998, A 73% INCREASE. THIS INCREASE BY COMPARISON IS DUE TO EXPANDED PURCHASING OF THE COMPANY'S CUSTOMER BASE, AS WELL AS THIS QUARTER'S INCENTIVE PROGRAMS DESIGNED TO ENHANCE HIGHER VOLUME ORDERS. ADDITIONALLY, THE IMPROVEMENT IN COST OF SALES IS ALSO NOTABLE. COST OF SALES AS A PERCENTAGE OF NET SALES DECREASED FROM 74% FOR THE YEAR TO DATE ENDED MARCH 31, 1998, TO 65% FOR THE YEAR TO DATE ENDED MARCH 31, 1999.

THE COMPANY IS CONTINUING ITS TESTING OF VARIOUS NEW PRODUCTS AND INTERVIEWING VARIOUS VENDORS TO SEE IF THE PRODUCTS CAN BE MADE MORE COST EFFECTIVELY, THUS REDUCING THE COST OF SALES IN THE FUTURE. ADDITIONALLY, THE PROJECTED INCREASE IN SALES VOLUME WILL ALSO REDUCE COST OF SALES DUE TO ECONOMIES OF SCALE. MANAGEMENT EXPECTS THE FOLLOWING QUARTERS TO CONTINUE A GREATER TREND THAT REFLECTS THE RETAIL CAMPAIGN SALES, ALONG WITH THE MATURING MARKETING EFFORTS, SCHEDULED TO BEGIN SOMETIME IN THE FORTH FISCAL QUARTER OF 1999. IN THE PAST, THE SALES FOCUS HAS BEEN ON SECURING COMMITMENTS AND ENDORSEMENTS FROM SEVERAL LARGE NATIONAL AND MULTINATIONAL CORPORATIONS THAT ARE CONSIDERED LEADERS IN THEIR VARIOUS INDUSTRIES. AS THE ANALYSIS OF THE PRODUCT UTILIZATION BY THESE VARIOUS CUSTOMERS CONTINUES TO BE EXTREMELY POSITIVE AND RESOLUTE, THE SALES VOLUME AND RELATIVE MARGINS REMAIN LOW DUE TO THE PROMOTIONAL PRICES AND PRACTICES ALLOWED BY MANAGEMENT.

THE COMPANY EXPECTS SALES VOLUME TO INCREASE SIGNIFICANTLY DURING IN THE SECOND OR THIRD CALENDAR QUARTER OF 1999 AS THE PROMOTIONAL ACTIVITIES AND ADVERTISING CAMPAIGNS COME TO FRUITION.

SELLING,  GENERAL  AND  ADMINISTRATIVE

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES DECREASED FROM $900,420 FOR THE QUARTER ENDED MARCH 31, 1998, AND FOR THE YEAR TO DATE ENDED MARCH 31, 1998
AT  $1,851,018   TO  $451,684  FOR  THE  QUARTER  ENDED  MARCH  31,  1999  AND
$1,038,194 FOR THE YEAR TO DATE ENDED MARCH 31, 1999; A 50% AND 55% DECREASE RESPECTIVELY FROM QUARTER, TO YEAR TO DATE ACCOUNTING. THE PRIMARY REASON FOR THE DECREASES IN EXPENSES FOR THE COMPARED QUARTERS AND YEAR TO DATE ENDINGS WERE THE DOWNSIZING OF THE CORPORATE STRUCTURE, AND RELOCATING OF THE SOME OF THE COMPANY'S OFFICES IN BOTH HOUSTON AND FLORIDA. MANAGEMENT EXPECTS THAT NEXT QUARTER SELLING, GENERAL AND ADMINISTRATIVE WILL CONTINUE TO SHOW THE BENEFITS OF THE CONTINUED PRACTICES OF EXPENSE CUTTING WHERE EVER POSSIBLE, WITH OUT SACRIFICING QUALITY OR THE COMPANY'S IMAGE.

LIQUIDITY  AND  CAPITAL  RESOURCES

ON MARCH 31, 1999, THE COMPANY HAD BOOKED A WORKING CAPITAL OF $704,136, COMPARED TO $291,274 AT JUNE 30,1998. THE CHANGE IN WORKING CAPITAL WAS PRIMARILY DUE TO THE CASH PROCEEDS FROM THE EXERCISING OF OPTIONS GRANTED TO INTERNET BILLING SOLUTIONS INC., AS WELL AS EMPLOYEE OPTIONS THAT WERE EXERCISED. ALSO INCLUDED IN THE CURRENT ASSETS ARE THE CASH PROCEEDS FROM THE SELLING OF STOCK OWNED BY THE COMPANY AS PART OF A RELATED PARTY TRANSACTION. IN ADDITION TO INVENTORY ORDERS INCLUDED IN THE YEAR-END LIABILITIES THERE ALSO ARE THE NORMAL GENERAL AND ADMINISTRATIVE EXPENSES, YEAR END PAYROLL TAX LIABILITIES. NET CASH USED IN OPERATING ACTIVITIES FOR YEARLY COMPARED QUARTERS WAS $760,833 FOR ENDED MARCH 31, 1999, A SIGNIFICANT DROP COMPARED TO $1,185,565 FOR ENDED MARCH 31, 1998, BEING A 35% DECREASE. FROM TIME TO TIME, THE
COMPANY'S CHAIRMAN, GILBERT GERTNER, HAS LOANED MONEY AND CONTINUES TO PROVIDE CAPITAL TO THE COMPANY AS NEEDED. AT THIS TIME THERE HAS NOT BEEN A FORMAL AGREEMENT ON HOW MR. GERTNER WILL BE REIMBURSED AND AWARDED FOR HIS CONTRIBUTION, BUT IT IS UNDERSTOOD THAT WHEN THE COMPANY HAS THE ABILITY TO PAY HIM BACK AND AWARD HIS SUPPORT, IT WILL DO SO; HOWEVER, THERE ARE NO DEMANDS FOR REPAYMENT AT THIS TIME. ADDITIONALLY, SINCE OCTOBER 1998, MR. GERTNER AND AND LANCE J. ROSMARIN THE COMPANY PRESIDENT HAVE ELECTED TO TEMPORARILY DEFER THE CASH PAYMENTS OF THEIR EMPLOYMENT AGREEMENTS, UNTIL THE COMPANY IS IN A BETTER POSITION TO PAY THEM FOR SERVING THEIR POSITIONS. AT FISCAL YEAR END, MR. ROSMARIN HAS AGREED, WITH BOARD APPROVAL TO RECEIVE PAYMENTS IN THE FORM OF COMPANY COMMON STOCK THAT IS CALCULATED AT FAIR MARKET VALUE PLUS A 25% PREMIUM AT THE BEGINNING OF EACH QUARTER THAT HE HAS DEFERED. THIS LIABILITY HAS NOT YET BEEN CALCULATED IN TO THE COMPANY'S FINANCIAL STATEMENTS, BUT IS PROJECTED TO BE APPROXIMATELY 125,000-200,000 SHARES DEPENDING ON MARKET CONDITIONS. MR. GERTNER HAS THE OPTION TO DO THE SAME, OR GET REIMBURSED WITH CASH.

ALSO, AT MARCH 31,1999, THE COMPANY POSSESSED 50,000 SHARES OF CITADEL TECHNOLOGY INC. THAT WERE PAID THROUGH A RELATED PARTY TRANSACTION IN 1996. THESE SHARES WERE VALUED AT $2.22 AT QUARTER-END. MANAGEMENT EXPECTS TO
LIQUIDATE  THESE  SHARES  AT  A  VALUE  WELL  OVER  $100,000.

AT MARCH 31, 1998, THE COMPANY HAD NET OPERATING LOSS CARRYFORWARDS TOTALING APPROXIMATELY $6,100,000 AVAILABLE TO REDUCE FUTURE INCOME THROUGH THE YEAR 2014 AS DESCRIBED IN NOTE 4 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

MANAGEMENT HAS BEEN REVIEWING VARIOUS FINANCIAL VEHICLES AND THE POSSIBILITIES FOR A CAPITAL INFUSION THROUGH EQUITY OR DEBT FINANCING AND EXPECTS TO
CONSUMMATE AN AGREEMENT BY THE FIRST QUARTER OF 2000. THE COMPANY MAY CONSUMMATE A SERIES OF FINANCIAL ARRANGEMENTS IN THE NEXT QUARTER FOR ADDITIONAL EXPANSION. SOME STRUCTURES THAT HAVE BEEN PRESENTED BY OUTSIDE PARTIES ARE MORE ATTRACTIVE THAN OTHERS, AND MANAGEMENT WANTS TO ENSURE THAT THE CHOSEN VEHICLE IS THE MOST BENEFICIAL ONE FOR THE COMPANY'S LONG AND SHORT TERM GOALS.

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

OUTLOOK

IN THE YEAR ENDED JUNE 30 1998, THE COMPANY'S STRATEGIC FOCUS WAS ON BOTH CONSUMMATING RELATIONSHIPS WITH A GROUP OF LEADERS IN THE INDUSTRIAL AND RETAIL MARKETS, WHICH ARE KNOWN AS OPINION LEADERS OF NEW TECHNOLOGIES OR HAVE A HIGH VISIBILITY IN THE MARKET. MANAGEMENT FORESEES THE "TESTING PERIODS" THAT THE COMPANY HAS INVESTED WITH THESE GROUPS COMING TO A NATURAL END DURING FISCAL 1999, FOLLOWED BY SIGNIFICANT REVENUE PRODUCING CONTRACTS, AND TESTIMONIALS THAT WILL ATTRACT OTHER COMPANIES IN THE SIMILAR INDUSTRIES FOR A GREATER MARKET SHARE. ANY ONE OF THE SUBSTANTIAL CUSTOMERS THAT THE
COMPANY IS PRESENTLY WORKING WITH IS CAPABLE OF INCREASING THE VOLUME PRODUCTION TO A MUCH GREATER ECONOMIES OF SCALE. THESE SAVINGS WILL DECREASE COST OF SALES, AND POSSIBLY DECREASE THE COST TO THE CUSTOMERS AS WELL.

IN 1998, THE COMPANY TRADEMARKED THE NAME "MOLYTECH" THAT EMBODIES THE COMPANY'S PROPRIETARY TECHNOLOGY THAT THE US PATENT OFFICE ACCEPTED AND IS READY TO BE PATENTED. MANAGEMENT IS ACTIVELY PURSUING LICENSING AGREEMENTS WITH MAJOR OIL COMPANIES TO UTILIZE MOLYTECH IN THEIR EXISTING LINES, WHERE THE COMPANY WOULD RECEIVE ROYALTY INCOME WITH PRE-NEGOTIATED MINIMUM VOLUMES.

AT THE TIME OF THIS FILING, THE COMPANY IS NEGOTIATING FOR RETAIL SHELF SPACE IN THE AUTO AFTER-MARKET STORES AND RETAIL CHAINS. THE RETAIL CAMPAIGN IS DESIGNED TO CAPITALIZE ON THE RACING SPONSORSHIP WITH TEAM PELFREY AND ROBBY UNSER AS THE PETROMOLY CAR DRIVER AND COMPANY SPOKESPERSON.

PART OF THE FUNDS FOR THIS CAMPAIGN WILL COME FROM THE CONSUMMATED AGREEMENT WITH AN INTERNET MARKETING COMPANY THAT HAS COMMITTED OVER $500,000 TO COMPANY, IN WHICH $250,000 IS RESERVED FOR A MARKETING CAMPAIGN. MANAGEMENT IS EXTREMELY EAGER TO BEGIN MARKETING THE NEWLY DEVELOPED OIL ADDITIVE, PETROMOLY OIL TREATMENT, WHICH USES THE SAME PROPRIETARY TECHNOLOGY TO SUSPEND MOLYBDENUM IN MOTOR OIL FOR CARS AND LIGHT TRUCKS. AN ADVERTISING CAMPAIGN IS PLANNED FOR THIS PARTICULAR PRODUCT TO CREATE CONSUMER AWARENESS AND EDUCATE THE GENERAL PUBLIC ABOUT THE COMPANY'S NEW TECHNOLOGY. THIS EXPOSURE WILL BE ON A REGIONAL BASIS, AND WILL POSSIBLY FACILITATE A DEMAND FOR THE OTHER PETROMOLY PRODUCTS AS WELL. LATER A FULL-SCALE RETAIL CAMPAIGN IS PLANNED AS THE PRODUCT IS SOLD.

REPORTS TO MANAGEMENT SHOW THIS OIL ADDITIVE PRODUCT, BEING A NEW TECHNOLOGY IN A PROVEN MARKET, IS PROJECTED TO CARRY AN ENORMOUS DEMAND. WITH A PROPER FINANCING IN PLACE, ALONG WITH THE PROGRESSING SALES RELATIONSHIPS MATURING AND THE NEW PRODUCT LINES BEING MARKETED, THE COMPANY EXPECTS OPERATING MARGINS AND REVENUES TO CONTINUE TO IMPROVE APPRECIABLY DURING FISCAL 1999.

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

SFAS 133 IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR PERIODS BEGINNING AFTER JUNE 15, 1999. WORLDWIDE PETROMOLY HAS NO DERIVATIVE INVESTMENTS AND DOES NOT PARTICIPATE IN HEDGING ACTIVITIES; THEREFORE, ITS FINANCIAL POSITION, RESULTS OF OPERATIONS AND DISCLOSURES WILL BE UNAFFECTED BY THE ADOPTION OF THIS STANDARD.

                                     PART II

                                OTHER INFORMATION


PART  II

OTHER  INFORMATION

ITEM  2.

 CHANGES  IN  SECURITIES

     IN JANUARY, FEBRUARY AND MARCH, 1999, TEN EMPLOYEES AND CONSULTANTS OF THE COMPANY EXERCISED OPTIONS TO ACQUIRE A TOTAL OF 731,250 SHARES OF COMMON STOCK OF THE COMPANY AT EXERCISE PRICES RANGING FROM $.3125 PER SHARE TO $1.00 PER SHARE, AND 2 CONSULTANTS AND 1 INVESTOR PURCHASED A TOTAL OF 409,664 SHARES OF COMMON STOCK OF THE COMPANY AT PRICES RANGING FROM $0.50 TO $1.00 PER SHARE. THE COMPANY BELIEVES THAT EACH OF THE PERSONS HAD KNOWLEDGE AND EXPERIENCE IN FINANCIAL AND BUSINESS MATTERS THAT ALLOWED THEM TO EVALUATE THE MERITS AND RISK OF THE PURCHASE OF THESE SECURITIES OF THE COMPANY. THE COMPANY BELIEVES THAT EACH OF THESE PERSONS WERE KNOWLEDGEABLE ABOUT THE COMPANY'S OPERATIONS AND FINANCIAL CONDITION. ALL OF THESE TRANSACTIONS WERE EFFECTED BY THE COMPANY IN RELIANCE UPON EXEMPTIONS FROM REGISTRATION UNDER THE SECURITIES ACT OF 1933 AS AMENDED (THE "ACT") AS PROVIDED IN SECTION 4(2) THEREOF. EACH CERTIFICATE ISSUED FOR UNREGISTERED SECURITIES CONTAINED A LEGEND STATING THAT THE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE ACT AND SETTING FORTH THE
RESTRICTIONS ON THE TRANSFERABILITY AND THE SALE OF THE SECURITIES. NO UNDERWRITER PARTICIPATED IN, NOR DID THE COMPANY PAY ANY COMMISSIONS OR FEES TO ANY UNDERWRITER IN CONNECTION WITH ANY OF THESE TRANSACTIONS. NONE OF THE TRANSACTIONS INVOLVED A PUBLIC OFFERING.



ITEM  6.

 EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)  EXHIBITS  --  FINANCIAL  DATA  SCHEDULE

(B)     REPORTS  ON  FORM  8-K  --  NONE

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED.


                            WORLDWIDE  PETROMOLY,  INC.



DATE:  MAY  20,  1999     BY:  /S/  GILBERT  GERTNER
                               -----------------------
                                    GILBERT  GERTNER,  CHAIRMAN,  AND  CHIEF
                                    EXECUTIVE  OFFICER


                            BY:  /S/  LANCE  ROSMARIN
                            -------------------------
                                    LANCE  ROSMARIN,  PRESIDENT,  AND  CHIEF
                                    FINANCIAL  AND  ACCOUNTING  OFFICER