Form 10KSB
period 1999-06-30
WORLDWIDE PETROMOLY INC
filed 1999-10-12
CIK 928375

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934;  For  the  Fiscal  Year  Ended:  June  30,  1999.
OR
[ ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 or 15(d) OF THE  SECURITIES
EXCHANGE  ACT  OF  1934

Commission  File  Number:  0-24682

                            WORLDWIDE PETROMOLY, INC.
             (Exact name of registrant as specified in its charter)

                                    Colorado
                                   84-1125214
       (State  or  other  jurisdiction of  incorporation  or  organization)
                       (IRS  Employer Identification  No.)

            1300 Post Oak Boulevard, Suite 1985, Houston, Texas 77056 (Address of principal executive offices, including zip code)

                                 (713) 892-5823
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
                                       N/A

          Securities registered pursuant to 12(g) of the Exchange Act:
                               Title of Each Class
                           Common Stock, no par value

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the year ended June 30, 1999 were $520,000. The aggregate market value of Common Stock held by non-affiliates of the registrant as of October 4, 1999, based upon the last reported sales prices on the OTCBB, was $7,469,936. As of September 10, 1999, there were 20,690,915 shares of Common Stock outstanding.

                                Table of Contents

PART  I

Item  1.     Business                                                          1

Item  2.     Properties                                                        5

Item  3.     Legal  Proceedings                                                5

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders       5

PART  II

Item  5.     Market  for  Registrant's  Common  Equity
               and Related Stockholder  Matters                                6

Item  6.     Management's Discussion and Analysis of Financial Condition
             and  Results  of  Operations                                      8

Item  7.     Financial  Statements                                            15

Item  8.     Changes  in  and  Disagreements  with  Accountant
               on Accounting and  Financial  Disclosure                       15

PART  III

Item  9.     Directors, Executive Officers, Promoters and Control Persons;
               Compliance with  Section 16(a)  of  the  Exchange  Act         15

Item  10.    Executive  Compensation                                          17

Item  11.    Security Ownership of Certain Beneficial Owners and Management   19

Item  12.    Certain  Relationships  and  Related  Transactions               19

Item  13.    Exhibits,  and  Reports  on  Form  8-K                           20

SIGNATURES                                                                    21

PART  I

Item  1.     BUSINESS

HISTORICAL

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

BUSINESS--GENERAL

     The Company is engaged in the business of manufacturing, marketing and distributing a line of molybdenum fortified lubricant products called PetroMoly (tm), which uses the Company's proprietary technology called MOLYTECH
(tm) to blend an extended drain, high performance engine oil designed to enhance and maintain all types of engines at their peak levels. The Company has formulated products for use in Indy style racing cars, commercial fleets and retail consumer use. One of the Company's principal promotional efforts is its INDY style racing car sponsorship of race car drive Robby Unser who drives the PetroMoly race car, which uses the racing formulation of PetroMoly with Molytech.

MARKETING--GENERAL

     Prior  to  the  completion  of  the  Company's private offering during July
1996, the Company had focused its efforts on product development, field testing and the development of a small customer base to acquire testimonial support for the product technology. The Company's immediate focus is on planning for a regional retail campaign, while adding new racing, industrial and commercial customers to its customer base.

     The industrial and commercial sales process takes a minimum of three to six months because such customers typically want to test the Company's products for 90 days before making any decisions. Some of the Company's current customers are Continental Airlines, Enron, American Equipment, a division of Flour Daniels, Americana Energy, Mooney Oil, the City of Coral Springs, Bennett Auto Supply and The Oil Connection Lube Centers.

     Based on various tests which have been conducted, the Company believes that its product line offers several competitive advantages over other products. These benefits include an increase in the time between oil changes, an increase in fuel economy, longer engine life, improved engine performance, and an ability to substantially reduce harmful exhaust emissions, engine wear and friction.

     Currently nearly all of the Company's personnel are involved in marketing the Company's products. The target markets are racing cars, industrial, commercial user markets, and consumer markets for passenger cars and light trucks. The Company also has begun to approach the direct retail markets through the Company's sales personnel. The Company is seeking premium shelf space in automobile parts retail chains and lube center chains. The Company desires to sell PetroMoly (tm) Oil Treatment using various mediums including television, radio and print advertisements., and is presently seeking marketing alliances for this purpose.

Marketing--Internet  and  E-Commerce

     The Company's web site is www.petromoly.com. The U.S. Bureau of Statistics has forecasted that the average U.S. consumer who owns a computer will make 20% of their purchases on-line by the year 2002, and that usage is expected to grow with each successive year.

     In February 1999, the Company entered into an agreement with the principals of Internet Billing Solutions, Inc. ("IBS"), a company highly experienced and successful in the field of e-commerce. The principals of IBS will provide consulting service for all of the Company's Internet activities, which includes the revamping of the Company's Internet web site, and making it easier and more attractive for on-line customers to purchase products. Existing industrial customers will be able to re-order products on line, and can issue purchase orders as well as check on their individual account status. The site is scheduled to be a secured site, and will be state of the art on technology.

ENGINE  OIL  AND  OIL  ADDITIVE  PRODUCTS

       The Company currently offers the following products for the markets indicated:

1. Racing Car Motor Oil - For the professional competitive racing market which includes Indy style racing as well as NASCAR and strait track competition.

2. Passenger and Other Automotive Oil Additive - PetroMoly Oil Treatment - This product is sold in sixteen ounce containers to be added at every oil change.

3. Passenger Cars, Light Duty Trucks, Vans and Utility Vehicles - SAE HP 10W-30, HP 5W-30, HP 20W-50, and LDF SAE 15W-40.

4. Industrial Engine Oil - HD SAE 40 Engine Oil - This was the Company's first product and it is used as a general purpose industrial oil. It is available in one quart containers, fifty-five gallon drums and in bulk shipments.

5. Railroads - HD SAE 40 RR Engine Oil - The railroad industry is a major market for the Company. The Company has received favorable test results from Kyle Railroad, North Coast Railroad and Washington Central Railroad. This product is available in fifty-five gallon drums up to rail car quantities.

6. Natural Gas Compressor Applications - NGC SAE 30 or SAE 40, Premium AA and LA. The Company has received favorable on this specialized product, from the CBS co-generation plant at their Los Angeles studio, demonstrating an ability to triple drain intervals for servicing the equipment. This product is available in fifty-five gallon drums up to rail car quantities.

PATENTS,  TRADEMARKS  AND  LICENSES

     During November, 1994, the Company filed an application with the United States Patent and Trademark Office for a patent on PetroMoly. During December 1995, the Company received a Notice of Allowability indicating that a patent would be granted for PetroMoly provided that certain formalities are met. The Company has filed a continuance for three years to protect the disclosure in the patent application from the public. The Company presently has plans to re-file an application if Management determines that disclosing the Company's intellectual property in the form of a patent is in the best interest of the Shareholders. The Company also holds the rights to the registered trademark "PetroMoly (tm)" and "Molytech (tm)."

COMPETITION

     Management believes that there is no other fully formulated motor oil like PetroMoly on the market. The major competitive products are the synthetic oils; however, the Company believes their additional expense for synthetics is often not justified by actual benefits with out Molytech in their formulations. In many industrial applications there are also operational limitations to the synthetic oils. Conventional motor oils differ according to their additive packages. Most general use oils are similar in their makeup. As a result, there is heavy competition in the consumer oils market due to the similarity of the products. Pennzoil has been the market share leader in passenger car motor oils for 12 years. It introduced its first synthetic motor oil, Performax 5W-50, in late 1992. Pennzoil has a nationwide distribution system and they continue to expand to the international market. The Quaker State Corporation is another major competitor in the passenger car motor oil industry with distribution and products very similar to Pennzoil. The industrial market has substantially less competition due to the unique
operational  requirements  of  many  industrial  applications.   In  these
applications the customers are less sensitive to the purchase price of the product and base their purchasing decisions on extensive real-life testing to determine operational advantages and cost savings from prospective products. This process is more time consuming than traditional consumer sales due to its one-on-one sales requirements. The Company intends to compete both in the industrial and consumer motor oil markets by offering a product which the Company believes provides significant benefits over competing products. The major focus in the past has been in the commercial and industrial areas, and now the Company is ready for a significant retail exposure.

MANUFACTURING

     Fully formulated PetroMoly is not a synthetic (except for its racing formulations), has no exotic ingredients, and is relatively inexpensive to produce. The secret to PetroMoly's success is the proprietary blending process which combines common components with high-grade base oil stock. To provide rapid response to market needs without significant capital investment, the Company has chosen to use existing contract blending companies to produce the Company's products. The primary blending facility at this point is Mega Lubricants, Inc., located in Houston, Texas. The Company also uses Forsythe Lubrication Association, Ltd. in Canada as a blender. Mega Lubricants is producing all of the Company's packaged goods (i.e. quarts and
gallons)  for  the  passenger  car  and  light  truck  markets.   Forsythe  is
producing railroad products, such as 15W-40 and 10W-30. LSC in California and South Coast Terminals in Texas are also under contract for production and will expand as the market grows. With these producers, the Company is able to produce and ship products economically to any locality in the United States or Canada. Additional manufacturers will be selected as necessary.

RESEARCH  AND  DEVELOPMENT

     The Company spent approximately $39,000 in 1999 and $59,000 in 1998 on research and development , in connection with methods of formulation and production of its products.

EMPLOYEES

     The Company presently has 11 employees, of which 4 are in management positions, including corporate and administrative operations, and 7 are engaged in sales.

MAJOR  CUSTOMERS

     During the year ended June 30, 1999, approximately 50% of the Company's revenues were received from 2 customers , as compared to June 30, 1998 where 17% of the Company's revenues were received from one customer.

Item  2.     PROPERTIES

     The Company maintains its corporate offices at 1300 Post Oak Boulevard, Houston, Texas 77056. The Company rents approximately 932 square feet at this location and pays approximately $1,200 per month for rent pursuant to a lease, which expires on December 14, 2001. The Company also subleases approximately 1,200 square feet at this location and pays approximately $1,500 per month for subleasing this space pursuant to a sublease, which expires on December 31, 1999. The Company also rents approximately 5,184 square feet at 757 Kenrick, Houston, Texas 77060, pursuant to a lease which requires monthly payments of approximately $2,330 and which expires October , 2002. The Company believes that its properties are suitable and adequate for its present and contemplated operations.

Item  3.     LEGAL  PROCEEDINGS

     The  Company  is  not  currently  a  party  to  any  pending  litigation.

Item  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The annual meeting of stockholders of the Company was held in Houston, Texas on May 19, 1999 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Act of 1934 and there were no solicitations in opposition to management's solicitation.

The holders of common stock approved the election of the following three directors, each to serve for a term of one year:

                        Votes  For        Votes  Against         Abstaining

Norton  Cooper          11,852,198                    -0-             4,400
Gilbert Gertner         11,852,998                    -0-             3,600
Lance  Rosmarin         11,852,998                    -0-             3,600


     The holders of common stock ratified the appointment of Jackson & Rhodes, P.C. as the Company's independent auditor for the fiscal year ending June 30, 1999 by the following vote:

Votes  For             11,843,598
Votes  Against              8,100
Abstaining                  4,900

                                     PART II

Item  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

PRICE  RANGE  OF  COMMON  STOCK

     The Company's common stock is currently traded on the over-the-counter bulletin board ("OTC BB") under the symbol "MOLY". The following table sets forth, for the quarters indicated, the reported high and low closing bid quotations for the common stock of the Company as reported on the OTC BB . The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

                High Bid   Low Bid
1998
First Quarter   $    2.00  $   1.00
Second Quarter  $    1.00  $   1.00
Third Quarter   $  1-1/16  $  13/16
Fourth Quarter  $   1-1/4  $  11/16

1999

First Quarter   $  1-5/16  $   7/16
Second Quarter  $   13/16  $    3/8
Third Quarter   $   2-5/8  $    1/2
Fourth Quarter  $   1-1/2  $    7/8

     On October 4, 1999, the closing bid for the Common Stock as reported by the OTCBB was $.75. On October 4, 1999, there were approximately 2,100 stockholders of record of the Common Stock.

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

     During the year ended June 30, 1999, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of the persons were knowledgeable about the Company's operations and financial condition.

     In February, 1999, the Company sold 500,000 shares of common stock to an investor for cash consideration of $.50 cents per share. In addition, the Company granted the investor options to purchase common stock of the Company as follows: (i) a three year option to purchase 750,000 shares of common stock at an exercise price of $1.00 per share, which vests and is exercisable beginning February, 2000, (ii) a three year option to purchase 375,000 shares of common stock at an exercise price of $1.50, which vests and is exercisable beginning February, 2000, and (iii) a three year option to purchase 375,000 shares of common stock at an exercise price of $2.00, which vests and is exercisable beginning February, 2000.

     In January, 1999, the Company sold 100,000 shares of common stock to a consultant for cash consideration of $.50 per share. At the same time, the Company granted to this consultant an option to purchase up to 50,000 shares of common stock at an exercise price of $.50 per share as consideration for consulting services rendered.

     In February, 1999, the Company issued 100,000 shares of common stock to another consultant as a retainer for consulting services to be performed.

     In February, 1999, the Company granted to another consultant an option to purchase up to 30,000 shares of common stock at an exercise price of $.50 per share as consideration for consulting services rendered.

     In February, 1999, the Company issued a total of 215,000 shares of common stock to non-management employees as incentive compensation.

     In March, 1999, the Company issued 800,000 shares of common stock to a sales and marketing promotion company, as consideration for the Company's sponsorship of the PetroMoly racing car. Further, 200,000 additional shares were issued and held in reserve, and may be delivered in part or in whole only if the 800,000 shares already delivered do not have a value of at least $1,600,000, (which equals $2.00 per share), on or about March 2, 2000. The shares held in reserve are the maximum amount of additional shares that may be delivered.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information  Regarding  and  Factors  Affecting  Forward-looking  Statements

   The Company is including the following cautionary statement in this Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements in this Form 10-KSB are forward-looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: market acceptance and demand for the Company's products, competitive factors, the ability of the Company to to obtain acceptable forms and amounts of financing. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

Going  Concern  Qualification  by  the  Company's  Independent  Auditor

   The Company's independant auditor has included a going concern qualification in the auditor's report. See, Financial Statements. The Company incurred net operating losses for the two years ending June 30, 1999 and 1998. Operating expenses and other financial obligations have been met, primarily, by the sale of Company stock. There is no assurance that the Company will be able to continue to sell stock to fund operations. These factors create substantial doubt about the Company's ability to continue as a going concern.

     RESULTS  OF  OPERATIONS  -GENERAL
     ---------------------------------

     In July 1996, the Company's operating subsidiary, Worldwide PetroMoly Corporation, was acquired through a reverse acquisition by Ogden McDonald & Company (former symbol-OGDM) preceded by approximately $4,000,000 of investment capital to provide the Company adequate funding to build a foundation for growth and industrial brand awareness of its new lubricating technology. Since the acquisition of Worldwide PetroMoly Corporation, now a subsidiary, by the Company (name changed to Worldwide PetroMoly Inc. Symbol-MOLY), the Company's structure changed significantly to reflect the activities of its subsidiary. In its third year of operation, the Company has streamlined various aspects of the sales force and the Company's infrastructure. These activities included scaling down the salaried sales personnel. The focus has been on expanding and improving the product lines and developing lines of distribution to enhance sales volume, spending the appropriate and necessary amount of capital for product certification and quality control, and initiating new concepts that further display the Company's technology and product lines in new markets as well as strengthen existing markets. The two areas of primary focus have shifted from the commercial and industrial market, to the retail/passenger car market. Management's strategy to gain retail acceptance and credibility began by designing a specially formulated moly racing-oil designed for INDY style motors, which was tested last year, saw a successful debut in the 1999 Indy Racing League (IRL) including an eight place finish at the Indianapolis 500, and a second place finish at the league's Atlanta race. The Company sponsored the racecar driven by veteran driver Robby Unser, in which the Company's lubricants were being successfully used to display its advanced technology. Also product development successfully focused on applying the proprietary technology to produce new products such as high performance gear oil treatment and straight track oil for competition drag racing engines. The company also continued its development of cutting oils for threading, armament oil to private label, a two cycle engine oil additive for motorcycles and outboard motors, a moly-grease, an emissions reducing fuel treatment, and a very effective oil additive called
PetroMoly  Oil  Treatment  designed  for  automobiles  and  light  trucks.

     Other activities include: the redesigning and upgrading of the corporate web site, product brochures, product labels and packaging; the purchasing of additional operational equipment, printing investor brochures along with related marketing materials. The Company also invested in lab equipment for the purpose of further testing its oil treatment to document stringent scientific tests required by the Federal Trade Commission to make claims on engine enhancements, emissions reduction, and fuel economy improvement. The Company intends to use the test results derived to promote this additive product on a highly creative product awareness campaign that will support the retail distribution of the Company's products.

     The Company has continued field testing and objective lab testing of its fully formulated engine oil, while several major multinational customers continue evaluation tests of the PetroMoly products on their complex high-end machinery and fleet vehicles. These tests have been complex and time consuming, and the results have eastablished the effectiveness of the Petromoly products. Management continues to anticipate an increase revenue and the size of the customer base related to contracts and agreements. During the past year, commercial sales concentration was targeting various industrial leaders and massive fleet operators. For these larger customers there are usually test periods that the PetroMoly products are subjected to which can last anywhere from three months to a year, depending on each market and end-user. Co-generation, bus and gas compressor engines, for example, are very expensive and complex machinery, requiring constant monitoring. Therefore, the addition of PetroMoly's new lubrication technology to an entire line or fleet is gradual.

     The Company has received inquiries from motor vehicle fleet operators as a result of the publicity associated with the test results that PetroMoly achieved from subjecting its product to various independent US Environmental Protection Agency sanctioned lab tests that documented and certified the superior results of PetroMoly engine oil. Although these tests are costly as well as time consuming, management believes they will add to the Company and further its ability to market the Company's technology. The Environmental Protection Agency listed PetroMoly in the Federal register February 1999 for achieving improvements in both fuel economy and emissions reduction. The listing included the analysis performed in September 1998 when the Company submitted its product to an EPA lab in Maryland at the request of the US Postal Service. The test was successful, showing a 10 percent improvement in fuel economy, 14 percent reduction in emissions and 37 percent reduction in used oil. Business Week publication included the Company in it March 22 1999 issue in it "developments to watch" section writing that the results of the EPA test was "remarkable".

     Other sales and marketing activities included: (i) a service agreement with The City of Coral Springs to service the entire municipal fleet, (ii) a service agreement with American Equipment Services (AMECO), a subsidiary of the Fluor Corporation, to service its 600 machines at its South Texas location, (iii) a service agreement with Pride Pipeline, Inc., a crude oil transportation company in Houston, to service its 120 international trucks was continued (Pride Pipleline experienced a 7% improvement in fuel economy on their fleet), (iv) a Distributor Agreement with Mooney Oil based in Lansing, Michigan, (v) a purchase agreement with American Energy to service their Co-Generation facility in Los Angeles, CA., and (vi) a distributorship Agreement with Environmental Fleet Services of California that will service the entire west coast for the Company.

     Also the Company's web site, www.petromoly.com, has become a more popular place for purchasing the Company's automotive products over this past year.

     YEAR  ENDED  JUNE  30,  1999,  COMPARED  TO  YEAR  ENDED  JUNE  30,  1998

     Total net sales for the year ended June 30, 1999 were $519,682 as compared to $301,150 for the year ended June 30, 1999, a 72% increase. The reason for the increase is Management's decision to expand to retail markets in the last two quarters of fiscal 1998 versus an earlier strategy to concentrate the sales resources on procuring a few large industrial customers that are known industry leaders. Sales discounts, selective sampling of products, together with long attentive testing periods were however continued to be practiced to educate the strategic customers about the new lubricant technology. The Company continued to benefit from publicity from its association with Continental Airlines, and this has led to discussions and testing with other industry related companies. The Company also received a considerable amount of attention from the IRL racing sponsorship, and racing results of race cars using PetroMoly products. Management believes that the next fiscal year will prove that this year's sales and marketing strategy will reward the Company with increased revenues, PetroMoly product awareness and fiscal commitments.

     Cost of sales as a percentage of net sales decreased from 71% for the year ended June 30, 1998, to 63% for the year ended June 30, 1999. During the last fiscal quarter of 1998 the Company negotiated lower costs of production with its suppliers as well as more favorable freight rates for distribution. The Company is currently interviewing several strategically located blending facilities throughout North America, South America and Europe. Once these blending agreements are in place, proximity will dictate lower freight cost thus reducing the cost of goods. A more material drop in costs should be realized due to the economies of scale with increased volume production runs. The demand associated with the caliber of customers that the Company has been targeting, as well as the projected increase in retail demand from the anticipated brand awareness campaign could qualify the Company for a decrease in the cost of production runs with only a few, or in some cases one, consummated commitment.

     Selling, general and administrative expenses increase to $3,300,609 for the year ended June 30, 1999, from $2,372,476 for the year ended June 30, 1998. The large increase in expenses was mainly due to 1999 non-cash transactional payments in the form of shares and options granted as compensation to non-employees totaling approximately $2,780,000 as compared to $578,000 for fiscal 1998.

     Interest income in 1998 was $104,822, and in 1999 was $4,518 due to the interest received from the investments in certificates of deposit and commercial paper with the Company's cash reserves. Miscellaneous expense increased from $2,676 in the year ended June 30, 1998, to $34,196 in the year ended June 30, 1999,

     Interest expense remind fairly constant from $15,709 in the year June 30, 1998, to $15,051 in the year ended June 30, 1999.

     LIQUIDITY  AND  CAPITAL  RESOURCES.

     At June 30, 1999, the Company had positive working capital in the amount of $1,446,745 including $936,340 in prepaid expense which included the Indy race car sponsorship amortization as compared to working capital of $291,274 at June 30, 1998. The increase in working capital was primarily due to financing and investment activities that management had caused for the benefit of the Company.

     Operating activities for the year ended June 30, 1999 used cash of $950,395 compared to $1,531,725 for the year ended June 30, 1998. This use of cash was principally the result of the Company's net loss each year, less the common stock and options issued for services rendered and modified for the changes in operating assets and liabilities, principally prepaid expenses and accounts payable (see Statement of Consolidated Cash Flows page F-7).

     Net cash provided from financing activities in 1999 was $1,142,562 of which $1,096,900 were proceeds from options exercised. Net cash used from financing activities in 1998 was $160,000. These activities involved repayments to the Company on notes receivable from related parties.

     As of June 30, 1999, the Company had no material commitments for capital expenditures.

     At June 30, 1999, the Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely or not that the deferred tax asset would be utilized.

     For the years ended June 30, 1999 and 1998, the Company incurred net losses totaling $2,942,441 and $2,193,554 respectively. In the event that the Company is unable to generate sufficient revenues from operations, or is unable to obtain additional financing, it may be unable to continue to develop and support its present cost levels and continue as a going concern. The Company is presently seeking to raise additional equity through the sale of its common stock for financing to develop a professionally developed brand awareness advertising campaign and to expand its marketing efforts in order to generate additional revenues. No assurance can be given that the Company will be successful in achieving its revenue growth strategy; or that it will obtain financing at terms that are acceptable to the Company.

THE  YEAR  2000  ISSUE

     The Year 2000 issue is the result of computer programs and hardware with embedded date technology (embedded chips) using two digits to define the applicable year rather than four digits. Any programs or hardware that are time sensitive and have not been determined to be Year 2000 compliant may recognize a date using "00" as the year 1900 rather than the year 2000. Such improper date recognition could, in turn, result in erroneous processing of data, or, in extreme situations, system failure.

     The Company is currently implementing a Year 2000 program which encompasses performing an inventory of information technology and non-information technology systems, assessing the potential problem areas, testing the systems for Year 2000 readiness, and modifying systems that are not Year 2000 compliant.

     To date, inventory and assessment are in progress for all core systems that are essential for business operations. The Company believes all of its core systems are Year 2000 compliant. The Company's management estimates that the work they have completed represents more than seventy-five percent of the work involved preparing the Company's systems for the Year 2000.

     Although the Company expects to be ready to continue business activities without interruption by a Year 2000 problem, Company management recognizes the general uncertainty inherent in the Year 2000 issue, in part because of the uncertainty about the Year 2000 readiness of third parties. Under a "worst case Year 2000 scenario", it may be necessary for the Company to temporarily interrupt normal business activities or operations. The Company has begun, but not yet completed, development of a contingency plan to deal with the most likely worst case Year 2000 scenario".

     Based on a current assessment, the Company's total cost of becoming Year 2000 compliant is not expected to be significant to its financial position, results of operations or cash flows and is estimated to be less than $10,000.

     There can be no assurances that the Company will not experience serious, unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems or in the technology used by its venders or customers. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, operating results or financial condition. The Company has taken additional steps in sending out questionnaires to its vendors and major customers concerning their respective Year 2000 compliance status. So far all major accounts, both vendors and customers have reported that they do not anticipate any material adverse effect on the Company's on-going servicing relationships.

OUTLOOK

     The year ended June 30, 1999 was a year of more development for the Company as its strategic focus has expanded to the development of a retail approach that encompasses a brand and product awareness campaign in strategic markets. This approach is expected to increase sales volumes and promote relationships with automotive after-market chains while enhancing our presence with the leaders in the industrial markets, which are end users, or already have established lines of distribution and marketing capital. The brand awareness began with the INDY race car/Robby Unser sponsorship and it has been very well received by the various automotive retail chains that the Company wants to carry its PetroMoly Products. The media campaign, which is anticipated to begin in the fourth calendar quarter, will roll out in strategic regions where the Company's products are sold.

     In 1998, the Company trademarked the name "molytech" that embodies the Company's proprietary technology that the US patent office had issued a "letter of acceptability". Management is actively pursuing licensing agreements with major oil companies to utilize molytech in their existing lines, where the Company would receive royalty income with pre-negotiated minimum volumes.

     With the progressing sales relationships maturing and the new product lines being marketed, the Company expects operating margins and revenues to improve during fiscal 2000.

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

SFAS 132, Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other postretirement plans. The financial statements are unaffected by implementation of this new standard.

SFAS 133, Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. Because the Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements.

Item  7.     FINANCIAL  STATEMENTS

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;

Name                 Age              Positions  Held
----                 ---              ------------------------------------------
Gilbert  Gertner*     74              Chairman  of  the  Board,  Director
                                      and Chief Executive Officer of the Company

Lance  Rosmarin*      37              Director,  President,  Secretary and Chief
                                      Financial  and  Accounting  Officer

Norton  Cooper        67              Director
------------------------
* Gilbert Gertner is the stepfather of Lance Rosmarin. There is no family relationship between any other officer and director of the Company.

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

     He has served on the Board of Directors of several public and private corporations which include: (i) DATA Systems Software, Inc. (Stock Symbol:
DSSI), which provides sophisticated software services and products to commercial and military customers (1990 - 1991), (ii) Citadel Computer Systems, Inc. (Stock Symbol: CITN), which produces a line of network security computer software (1992 to 1999), (iii) GGR Oil, Inc., which manages a chain of Texaco Express Lube centers and Pennzoil related lube centers, located in Texas and Florida (which employ over 100 people (1993 to present), (iv) National Recycling Group, an oil and oil filter recycling company (1994 to present). He has owned and operated many hospitals and hotels, including Pasadena General, Medical Arts Hospital Building, Southmore Hospital and Peachtree Hospital (Atlanta), Villa Capri (Austin, Texas), and the Villa Inn (Dallas, Texas). He has also owned and operated over 6,000 apartment units in Houston and Pasadena, Texas. In 1990, Mr. Gertner was honored with the Zionist Organization of America ("ZOA") "Man of the Year" award, commending him has a civic leader and humanitarian. Mr. Gertner is a member of Congregation
Beth Yeshuran. He has served in numerous communal activities in the UJA Prime Minister's Mission. Mr. Gertner spends approximately 80% of his time on the Company's business. In addition, Mr. Gertner has served on the Board of Directors of several privately owned companies.

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

Item  10.     EXECUTIVE  COMPENSATION

   The following table reflects all forms of compensation for services to the Company for the fiscal years ended June 30, 1999, 1998 and 1997 of the Chief Executive Officer of the Company. No executive officer of the Company, other than Gilbert Gertner, received compensation that exceeded $100,000 during the fiscal year ended June 30, 1999.

                                   SUMMARY COMPENSATION TABLE

               ANNUAL  COMPENSATION                     LONG TERM COMPENSATION
          -----------------------------                ------------------------
                                                         AWARDS                   PAYOUTS
                                            OTHER      ----------                 -------
NAME AND                                    ANNUAL     RESTRICTED   SECURITIES
PRINCIPAL                                   COMPEN-      STOCK      UNDERLYING     LTIP     ALL
POSITION      YEAR       SALARY   BONUS     SATION       AWARDS    OPTIONS/SARS   PAYOUTS  Other
---------  -----------  --------  ------  -----------  ----------  -------------  -------  ------
Gilber       1999 (1)   $    -0-     -0-         -0-          -0-           -0-       -0-    -0-
Gertner          1998   $110,000     -0-  $11,400 (2)         -0-     95,000 (3)      -0-    -0-
CEO              1997   $110,000  $6,000  $ 9,900 (2)         -0-    540,000 (4)      -0-    -0-

--------------------
(1)     Mr.  Gertner  waived  his  compensation  and  automobile allowance for fiscal year 1999.
(2)     Automobile  allowance.
(3)     Options  vested  in  December  1997,  and  expire  in  December  2002.
(4)     Options  vested  in  August  1996,  and  expire  in  July  2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                      Individual  Grants
                      ------------------
                             Percent  of
              Number  of     Total
              Securities     Options/SARs
              Underlying     Granted To    Exercise
              Options/SARs   Employees     Or  Base
              Granted        In  Fiscal    Price      Expiration
Name            (#)          Year          ($/Sh)     Date
----          -----          ----          ------     ----

(There  were no option or stock appreciation rights granted in fiscal year 2000)


             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                             Number Of
                                             Securities         Value Of
                                             Underlying       Unexercised
                                            Unexercised       In-The-Money
                                          Options/SARs At   Options/SARs At
                                          Fiscal Year-End   Fiscal Year-End
                    Shares       Value          (#)               ($)
                 Acquired On   Realized     Exercisable/      Exercisable/
Name             Exercise (#)     ($)      Unexercisable     Unexercisable
---------------  ------------  ---------  ----------------  ----------------
Gilbert Gertner           -0-        -0-       635,000 / 0             0 / 0

(There  were no exercises of options or stock appreciation rights in fiscal year
1999)

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

EMPLOYMENT  AGREEMENTS

     Effective August 1, 1996, Worldwide PetroMoly Corporation entered into a five year employment with Mr. Gertner, which provides that Mr. Gertner receive $144,000 in compensation during the first and second year of the agreement, and $180,000 per year during the final three years of the agreement. The agreement also provides that Mr. Gertner receive $950 per month as an automobile allowance. The agreement also contains a non-compete provision during the term of the agreement and for a period of five years following the termination of the agreement. Mr. Gertner waived his compensation and automobile allowance for fiscal year 1999.

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT.

     The following table sets forth, as of September 10, 1999, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each officer and director individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted.

                             Amount  and  Nature       Common Stock
Name and Address             of Beneficial Ownership   Percent of Class
---------------------------  ------------------------  -----------------
Gilbert Gertner                        11,053,000 (1)              53.4%
1300 Post Oak Boulevard,                      Direct
Houston, Texas 77056

Lance Rosmarin                            145,000 (2)               0.7%
1300 Post Oak Boulevard,                      Direct
Houston, Texas 77056

Norton Cooper                             813,000 (3)               3.7%
1300 Post Oak Boulevard,                      Direct
Houston, Texas 77056

All Directors and Officers
as a Group (3 Persons)                    12,011,000               56.1%

------------------------------

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ACQUISITION OF WORLDWIDE PETROMOLY CORPORATION

     On July 22, 1996, the Company completed the acquisition of 100% of the outstanding common stock of Worldwide PetroMoly Corporation in exchange for 14,507,500 shares of the Company's Common Stock (approximately 90.6% of the shares now outstanding). The stock issuances were made pursuant to the Agreement ("Agreement") between the Company and Worldwide PetroMoly Corporation. The terms of the Agreement were the result of negotiations between the management of the Company and Worldwide PetroMoly Corporation. However, the Board of Directors did not obtain any independent "fairness" opinion or other evaluation regarding the terms of the Agreement, due to the cost of obtaining such opinions or evaluations. A total of 12,500,000 of the shares issued in connection with the acquisition of Worldwide PetroMoly Corporation were issued to PetroMoly Capital Partners, which is a Texas general partnership. Gilbert Gertner is a general partner and owns 90% of the partnership. PetroMoly Capital Partners subsequently distributed its shares of the Company to its general partners.

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

     From time to time, the Company's principal stockholder, Gilbert Gertner, has made unsecured, non-interest-bearing advances of working capital funds to the Company. The outstanding balance of the advances as of June 30, 1999 and June 30, 1998 were $233,635 and $116,263 respectively. Mr. Gertner has agreed to defer repayment of these advances until excess cash flow of the Company allows the repayment.

Item  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits
16.1     *     Letter  on  change  in  certifying  accountant
21.1     **    Subsidiaries
27.1     ***   Financial  Data  Schedule
-----------------

* Incorporated by reference to the Company's report on Form 8-K dated August 14, 1998 and filed with the Commission on August 20, 1998.
** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.
***   Filed  herewith

(b)  Reports  on  Form  8-K.

     None

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 11, 1999.


                                       Worldwide  PetroMoly,  Inc.

                                       By:  /s/  Gilbert  Gertner
                                       ----------------------------------
                                       Gilbert  Gertner
                                       Director and Chairman of the Board


     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:



October  11,  1999                     By:  /s/  Gilbert  Gertner
                                       ----------------------------------
                                       Gilbert  Gertner
                                       Director  and
                                       Chairman  of  the  Board



October  11,  1999                     By:  /s/  Lance  Rosmarin
                                       ----------------------------------
                                       Lance  Rosmarin
                                       Director,  President,
                                       Secretary  and
                                       Chief  Financial
                                       and  Accounting  Officer



October  11,  1999                     By:
                                       ----------------------------------
                                       Norton  Cooper
                                       Director

                            WORLDWIDE PETROMOLY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------                        Page

Independent  Auditors'  Reports                                     F-2

Balance  Sheets  as  of  June  30,  1999  and  1998                 F-3

Statements  of  Operations
  For  the  Years  Ended  June  30,  1999  and  1998                F-4

Statements  of  Changes  in  Stockholders'  Equity
  For  the  Years  Ended  June  30,  1999  and  1998                F-5

Statements  of  Cash  Flows
  For  the  Years  Ended  June  30,  1999  and  1998                F-6

Notes  to  Consolidated  Financial  Statements                      F-7

             REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

To  the  Board  of  Directors  of
Worldwide  Petromoly,  Inc.

We have audited the accompanying consolidated balance sheet of Worldwide Petromoly, Inc. as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Worldwide PetroMoly, Inc. at June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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


                                   /S/  Jackson  &  Rhodes  P.C.

September  17,  1999
Dallas,  Texas

                                 WORLDWIDE PETROMOLY, INC.
                                CONSOLIDATED BALANCE SHEETS
                                   June 30, 1999 and 1998


                                Assets

                                                                    1999           1998
                                                                -------------  ------------
Current assets:
  Cash and cash equivalents                                     $    603,336   $    34,375
  Restricted investments in certificates of deposit (Note 6)               -       276,579
  Receivables:
    Trade                                                            270,794       107,720
    Affiliate companies (Note 7)                                      20,383        38,807
  Notes receivable - related parties, current portion (Note 7)             -       111,151
  Inventories (Note 4)                                               115,690        45,394
  Prepaid expenses                                                   936,340        10,840
                                                                -------------  ------------
     Total current assets                                          1,946,543       624,866
                                                                -------------  ------------

Property, plant and equipment, net (Note 5)                          102,523       121,419
                                                                -------------  ------------

                                                                $  2,049,066   $   746,285
                                                                =============  ============

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses                         $    496,173   $   173,592
  Notes payable (Note 6)                                               3,625       160,000
                                                                -------------  ------------
    Total current liabilities                                        499,798       333,592

Advances from  stockholder (Note 7)                                  233,636       116,263
                                                                -------------  ------------

    Total liabilities                                                733,434       449,855
                                                                -------------  ------------

Commitments and contingencies (Note 9,10 and 12)                           -             -

Stockholders' equity:
  Preferred stock, no par value, 10,000,000 shares                         -             -
    authorized, none issued
  Common stock, no par value, 800,000,000 shares authorized,
    17,247,500 and 16,747,500 shares issued and outstanding       11,454,871     7,493,228
  Accumulated deficit                                            (10,139,239)   (7,196,798)
                                                                -------------  ------------
    Total stockholders' equity                                     1,315,632       296,430
                                                                -------------  ------------
                                                                $  2,049,066   $   746,285
                                                                =============  ============

          See accompanying notes to consolidated financial statements.

                            WORLDWIDE PETROMOLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended June 30, 1999 and 1998


                                                   1999          1998
                                               ------------  ------------
Net sales (Note 2)                             $   519,682   $   301,150

Cost of goods sold                                 329,392       214,017
                                               ------------  ------------

Gross profit                                       190,290        87,133

Selling, general and administrative expenses     3,300,609     2,372,476
                                               ------------  ------------

Loss from operations                            (3,110,319)   (2,285,343)

Other income (expense): (Note 7)
   Interest income                                   4,518       104,822
   Interest expense                                (15,051)      (15,709)
   Gain on sale of marketable securities           212,607             -
   Miscellaneous income (expense), net             (34,196)        2,676
                                               ------------  ------------
                                                   167,878        91,789
                                               ------------  ------------

Net Loss                                       $(2,942,441)  $(2,193,554)
                                               ============  ============

Loss per common share:
     Basic                                     $     (0.16)  $     (0.13)
                                               ============  ============

     Diluted                                   $     (0.16)  $     (0.13)
                                               ============  ============

Weighted average common shares outstanding      18,373,469    17,039,167
                                               ============  ============

          See accompanying notes to consolidated financial statements.

                                      WORLDWIDE PETROMOLY, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 Years Ended June 30, 1999 and 1998


                                                     Common Stock        Accumulated
                                               -----------------------
                                                 Shares      Amount        Deficit         Total
                                               ----------  -----------  --------------  ------------
Balance, June 30, 1997                         16,747,500  $ 6,914,773  $  (5,003,244)  $ 1,911,529

Issuance of common stock to non-
  employees in exchange for services rendered     500,000      500,000              -       500,000

Stock options granted-
  in exchange for services rendered                     -       78,455              -        78,455

Net loss                                                -            -     (2,193,554)   (2,193,554)
                                               ----------  -----------  --------------  ------------

Balance, June 30, 1998                         17,247,500    7,493,228     (7,196,798)      296,430


Sale of common stock for cash                     135,000       84,664              -        84,664

Proceeds from options exercised                 1,863,750    1,096,900              -     1,096,900

Issuance of common stock to non-
  employees in exchange for services rendered   1,534,665    1,999,679              -     1,999,679

Stock options granted-
  in exchange for services rendered                     -      780,400              -       780,400

Net loss                                                -            -     (2,942,441)   (2,942,441)
                                               ----------  -----------  --------------  ------------
                                               20,780,915  $11,454,871   ($10,139,239)  $ 1,315,632
                                               ==========  ===========  ==============  ============

          See accompanying notes to consolidated financial statements.

                                 WORLDWIDE PETROMOLY, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended June 30, 1998 and 1997


                                                                    1998          1998
                                                                ------------  ------------
Cash flows from operating activities:
  Net loss                                                      $(2,942,441)  $(2,193,554)
  Adjustments to reconcile net loss to net cash
       used in operating activities:
    Depreciation                                                     29,832        24,565
    Common stock issued to non-employees for services rendered    1,999,679       500,000
    Stock options granted to non-employees for services             780,400        78,455
    Changes in operating assets and liabilities:
      Accounts receivable                                          (144,650)      (55,230)
      Inventories                                                   (70,296)       83,257
      Prepaid expenses and other assets                            (925,500)        7,299
      Accounts payable and accrued expenses                         322,581        23,483
                                                                ------------  ------------
        Net cash used in operating activities                      (950,395)   (1,531,725)
                                                                ------------  ------------

Cash flows from investing activities:
  Certificates of deposit                                                 -       527,971
  Restricted investments in certificates of deposit                 276,579       142,278
  Capital expenditures                                              (10,936)      (37,437)
  Repayments on loans to related parties                            111,151       228,733
                                                                ------------  ------------
        Net cash provided by investing activities                   376,794       861,545
                                                                ------------  ------------

Cash flows from financing activities:
  Proceeds from private offering, net of offering costs              84,664             -
  Proceeds from options exercised                                 1,096,900             -
  Repayments of notes payable                                      (156,375)     (105,000)
  Advances from and repayments to stockholders                      117,373       (55,000)
                                                                ------------  ------------
        Net cash provided by (used in) financing activities       1,142,562      (160,000)
                                                                ------------  ------------

Net decrease in cash and cash equivalents                           568,961      (830,180)

Cash and cash equivalents at beginning of year                       34,375       864,555
                                                                ------------  ------------

Cash and cash equivalents at end of year                        $   603,336   $    34,375
                                                                ============  ============

Supplemental disclosure:
   Total interest paid                                          $    15,051   $    15,708
                                                                ============  ============

Non-cash  transactions:
     During 1999 and 1998, the Company issued common stock for services rendered (Note 11)
     and stock  options  were  granted  for  services  rendered  (Note  10).

          See accompanying notes to consolidated financial statements.

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

1.     FINANCIAL  CONDITION  AND  GOING  CONCERN

For each of the years ended June 30, 1999 and 1998, the Company incurred net losses totaling $2,942,441 and $2,193,554, respectively, and at June 30, 1999 had an accumulated deficit of $10,139,239. These losses contributed to net cash used in operating activities of $950,395 and $1,531,725 for each of the years ended June 30, 1999 and 1998, respectively. As a result of these recurring losses and operating cash flow deficits, the Company will require additional working capital to develop and support its customer base, technologies and business until the Company either: (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) receives additional financing necessary to support the Company's working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization  and  Business

Worldwide Petromoly, Inc.(the "Company"), a publicly-held Delaware corporation, is engaged in the marketing and distribution of a line of engine lubrication products under the tradename "Petromoly". The Company was formed as a result of a reverse merger (see Note 3) on July 22, 1996, between Ogden, McDonald & Company ("Ogden McDonald") the former name of the Registrant with the Securities and Exchange Commission) and Worldwide Petromoly Corporation ("WPC"). Ogden
McDonald was incorporated in the state of Delaware on October 13, 1989, and became a public "shell" company for the purpose of engaging in selected mergers and acquisitions. WPC was incorporated in the state of Texas on April 1, 1993, and prior to the reverse merger, was engaged in the same line of business as the Company. In connection with the reverse merger, Ogden McDonald acquired all of the outstanding common stock of WPC and subsequently changed its name to Worldwide Petromoly, Inc. WPC is now a wholly-owned subsidiary of the Company.

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

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     ORGANIZATION  AND  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property  and  Equipment  (Continued)

The Company reviews its property and equipment whenever events or changes in circumstances indicate the carrying value of an asset may not be fully recoverable.

Research  and  Development

Research and development expenses are charged to operations as incurred. During the year ended June 30, 1999 and 1998, research and development costs were $39,000 and $59,000, respectively.

Advertising

Advertising costs are expensed as incurred. The amount charged to advertising expenses was $35,865 and $28,000 for the years ended June 30, 1999 and 1998, respectively.

Income  Taxes

Deferred income taxes result from the temporary differences between the financial statement and income tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when differences are expected to reverse.

Loss  Per  Common  Share

In  March  1997,  the  Financial  Accounting Standards Board issued Statement of
Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The Company was required to adopt this standard in the fourth quarter of 1997. Using the principles set forth in SFAS 128, basic and diluted earnings per share are identical and are not materially different from that which would have been presented under APB 15, since outstanding stock options would be antidilutive.

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     ORGANIZATION  AND  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations  of  Credit  Risk

The Company is required by FASB Statement 105, "Disclosure of Information about Financial Instruments with Concentrations of Credit Risk" to disclose concentrations of credit risk. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and certificates of deposit, trade accounts receivable and notes receivable with related parties. The Company places cash and temporary cash investments, which, at times, exceed FDIC insurance limits, in financial institutions with strong credit ratings. The Company extends credit in the normal course of business to a number of customers in the transportation industry. As of June 30, 1999, the Company had uncollateralized receivables with three customers approximating $274,634, which represents 86% of the Company's trade account balance, including the related party. During fiscal 1998, sales to one customer amounted to approximately 17% of the Company's revenues. During fiscal 1999, sales to two customers amounted to approximately 33% and 17% of the Company's revenues.

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

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     ORGANIZATION  AND  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

New  Accounting  Pronouncements

Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"), effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     ORGANIZATION  AND  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New  Accounting  Pronouncements  (Continued)

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

SFAS 132, Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other postretirement plans. The financial statements are unaffected by implementation of this new standard.

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     ORGANIZATION  AND  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New  Accounting  Pronouncements  (Continued)

SFAS 133, Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. Because the Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements.

3.     REVERSE  MERGER

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

In accordance with the exchange agreement, on July 22, 1996, Ogden McDonald offered one share of its common stock for each share of WPC's common stock issued and outstanding, or a total of 14,507,000 restricted shares after the 3-for-1 stock split.

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     REVERSE  MERGER  (CONTINUED)

In connection with the reverse merger, 1,500,000 shares of Ogden McDonald's common stock were reserved for issuance pursuant to the 1996 Stock Option Plan (subsequently amended to 3,000,000 shares) which includes officers of the Company.

4.     INVENTORIES

The major components of inventories as of June 30, 1999 and 1998 are as follows:

                               1999     1998
                             --------  -------
Finished goods               $ 93,479  $19,824
Raw materials and packaging    22,211   25,570
                             --------  -------
                             $115,690  $45,394
                             ========  =======

5.     PROPERTY  AND  EQUIPMENT

Property  and  equipment consists of the following as of June 30, 1999 and 1998:

                                    1999       1998
                                  ---------  ---------
Office furnishings and equipment  $141,591   $134,536
Machinery and equipment             17,616     13,735
Vehicles                            12,062     12,062
                                  ---------  ---------
                                   171,269    160,333
   Less accumulated depreciation   (68,746)   (38,914)
                                  ---------  ---------
                                  $102,523   $121,419
                                  =========  =========

6.     NOTES  PAYABLE

At June 30, 1998, the Company had a $250,000 revolving line-of-credit facility with a bank which expired in July 1998. At June 30, 1998, the Company had drawn $160,000 under this agreement.

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     RELATED  PARTY  TRANSACTIONS

Accounts  Receivable  -  Related  Party

The Company sells products to an entity that is controlled by the Company's majority stockholder. Sales and the amount due from the entity at June 30, 1999 were approximately $29,000 and $20,000, respectively. Sales and the amount due from the entity at June 30, 1998 were approximately $20,000 and $39,000, respectively.

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

On June 30, 1997,the Company refinanced a note agreement with a stockholder in the amount of $210,945. The note agreement was again refinanced on October 1, 1997, in the amount of $202,182 (reflecting payments and accrued interest thereon). Principal and interest are payable monthly in thirteen consecutive installments ranging between $5,000 and $60,000 commencing October 20, 1997, at 10% per annum. The principal balance of the note is $111,151 at June 30, 1998. The note was secured by 40,000 shares of Company common stock and 200,000 shares of common stock of the publicly traded corporation referred to above. The note was paid in full during the year ended June 30, 1999.

Advances  from  Stockholder

Prior to the reverse merger, the principal stockholder of WPC who is now an officer and majority stockholder of the Company, advanced funds to the Company. During the year ended June 30, 1998, the balance was reduced by $55,000 in cash payments and $141,310 as an offset to the note receivable from the stockholder. During the year ended June 30, 1999, the stockholder has advanced additional funds to the Company. The advances are interest-free.

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     INCOME  TAXES

Deferred taxes are determined based on temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

Deferred  tax  assets  are comprised of the following at June 30, 1999 and 1998:

                                            1999          1998
                                        ------------  ------------
Net operating loss carryforwards        $ 2,593,000   $ 1,833,000
Stock options granted to non-employees      827,000       567,000
Amortization expense                         25,500        25,500
Bad debt expense                              7,000         7,000
                                        ------------  ------------
   Gross deferred tax asset               3,452,500     2,432,500
   Valuation allowance                   (3,452,500)   (2,432,500)
                                        ------------  ------------
        Net deferred tax asset          $         -   $         -
                                        ============  ============

The Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

At June 30, 1998, the Company had net operating loss carryforwards totaling approximately $5,400,000 available to reduce future taxable income through the year 2013. The net operating loss carryforwards expire as follows:


Year ended December 31,                Amount
-----------------------------------  ----------
              2008                   $   70,000
              2009                      263,000
              2010                      112,000
Eighteen months ended June 30, 2012   2,753,000
     Year ended June 30, 2013         2,202,000
     Year ended June 30, 2014         2,180,000
                                     ----------
                                     $7,580,000
                                     ==========

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     COMMITMENTS

The Company leases its office space and a vehicle under long-term operating lease agreements. At June 30, 1999, future minimum lease payments under these operating leases were as follows:

      2000                            $32,584
      2001                             15,560
      2002                              7,780

Rent expense for the years ended June 30, 1999 and 1998 was $66,000 and $84,000, respectively.

In August 1996, the Company entered into five year employment agreements with four officers at a combined annual salary of $361,000 (subject to escalation ranging from $385,000 in fiscal 1998 to $432,000 in fiscal 2001) plus a combined annual automobile allowance of $33,600. During fiscal year 1999, two officers elected to forego their salaries, aggregating $300,000.

10.     STOCK  OPTIONS

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

The Company has adopted the disclosure portion of SFAS No. 123. This statement requires the Company to provide proforma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     STOCK  OPTIONS  (CONTINUED)

at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999 and 1998 as follows:

     1.     Dividend  yield  of  0%

     2. Expected volatility of 150% and 119% for options granted in June 1999 and 1998, respectively.

     3. Risk-free interest rates of 4.51% and 5.77% for 1999 and 1998, respectively.

     4.     Expected  term  of  1  year  for  1999  and  2  years  for  1998.

Under the accounting provisions of SFAS No. 123, the Company's net loss applicable to common stockholders and loss per share for the years ended June 30, 1999 and 1998 would have been increased to the proforma amounts indicated below:

Net  loss  applicable  to  common  stockholders:

                     1999          1998
                 ------------  ------------
As reported      $(2,942,441)  $(2,193,554)
                 ============  ============
Proforma         $(2,975,816)  $(2,755,013)
                 ============  ============

Loss per share:
   As reported   $     (0.16)  $     (0.13)
                 ============  ============
   Proforma      $     (0.16)  $     (0.16)
                 ============  ============

For the years ended June 30, 1999 and 1998, in accordance with SFAS No. 123, the Company accounted for options issued to non-employees for services rendered using the fair value method. The Company granted 2,395,750 options to purchase an equal number of shares of common stock at exercise prices ranging from $.31 to $1.50 per share to consultants during the year ended June 30, 1999. The Company granted 30,000 options to purchase an equal number of shares of common stock at an exercise price of $1.00 per share to a consultant during the year ended June 30, 1998. The options vest immediately and expire 5 years from the date of grant. The options were granted for services rendered during the respective years. The Company recorded compensation expense in the amount of $7480,400 and $22,980 in the accompanying consolidated statements of loss for the years ended June 30, 1999 and 1998, respectively, based on the fair value of the options on the grant date using the Black-Scholes option pricing model.

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     STOCK  OPTIONS  (CONTINUED)

A summary of the status of the Company's stock options as of June 30, 1999 and 1998, and changes during the years then ended is presented below.

                                                1999                1998
                                        -------------------  -----------------
                                                    Weighted           Weighted
                                                    Average            Average
                                                    Exercise           Exercise
                                          Shares     Price    Shares    Price
                                        -----------  ------  ---------  ------
Outstanding at beginning                 3,462,000   $ 1.23  2,835,000  $ 2.00
Granted                                  2,493,750     0.57    627,000    1.59
Exercised                               (1,863,750)    0.59          -       -
Forfeited                                 (110,000)    1.00          -       -
                                        -----------  ------  ---------  ------
Outstanding at end of year               3,982,000   $ 0.59  3,462,000  $ 1.12
                                        ===========  ======  =========  ======
Options exercisable at end of year       3,882,000   $ 0.59  3,385,333  $ 1.12
                                        ===========  ======  =========  ======
Weighted average fair value of options
   granted during the year                           $ 0.57             $ 1.34
                                                     ======             ======

The weighted average remaining contractual life of the above options was 2.8 years and 3.0 years at June 30, 1999 and 1998, respectively.