Form 10QSB
period 1999-09-30
WORLDWIDE PETROMOLY INC
filed 1999-11-22
CIK 928375

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934; for the Quarterly Period Ended: September 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

At November 1, 1999, 20,820,915 shares of common stock, no par value, were outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No [x]

                            WORLDWIDE PETROMOLY, INC.
                                    CONTENTS
                                    --------


                                                                      Page(s)
                                                                      -------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheets as of September 30, 1999
    (unaudited) and June 30, 1999. . . . . . . . . . . . . . . . . .        3

  Consolidated Statements of Operations for the three months
    ended September 30, 1999 and 1998 (both unaudited) . . . . . . .        4

    Notes to Consolidated Financial Statements . . . . . . . . . . . .  6 - 8

Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations. . . . . . . . . . . . . . . . . . . .   8 - 12


PART II - OTHER INFORMATION
--------------------------------------------------------------------
Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . .       13

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .       13

      (a)  Exhibits

      (b)  Reports on Form 8-K

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14
--------------------------------------------------------------------

                            WORLDWIDE PETROMOLY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                          September 30,    June 30,
                                                              1999           1999
                                                         --------------  ------------
                                                           (Unaudited)
                           ASSETS
-----------------------------------------------------

Current Assets:
Cash and Cash Equivalents . . . . . . . . . . . . . . .  $     465,437   $  603,336
Accounts Receivable:
  Trade . . . . . . . . . . . . . . . . . . . . . . . .        131,401       270,794
  Affiliated Companies. . . . . . . . . . . . . . . . .              -        20,383
Inventories . . . . . . . . . . . . . . . . . . . . . .        132,938       115,690
Prepaid Expense and Other . . . . . . . . . . . . . . .        995,047       936,340
                                                         --------------  ------------

Total Current Assets. . . . . . . . . . . . . . . . . .      1,724,823     1,946,543
                                                         --------------  ------------

Property and Equipment, Net (Note 3). . . . . . . . . .         95,497       102,523
                                                         --------------  ------------

Total Assets. . . . . . . . . . . . . . . . . . . . . .  $   1,820,320   $ 2,049,066
                                                         ==============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------

Current Liabilities:
Accounts Payable and Accrued Expenses . . . . . . . . .  $     299,962   $   496,173
Notes Payable . . . . . . . . . . . . . . . . . . . . .          3,625         3,625
                                                         --------------  ------------

Total Current Liabilities . . . . . . . . . . . . . . .        303,587       499,798

Advances From Stockholder . . . . . . . . . . . . . . .        320,436       233,636
                                                         --------------  ------------

Total Liabilities . . . . . . . . . . . . . . . . . . .        624,023       733,434
                                                         --------------  ------------

Stockholders' Equity:
Preferred stock, no par value, 10,000,000 shares
  authorized, none issued . . . . . . . . . . . . . . . .           --            --
Common stock, no par value, 800,000,000 shares
  authorized; 17,247,500 issued and outstanding. . . .      11,454,871    11,454,871
Accumulated Deficit . . . . . . . . . . . . . . . . . .    (10,258,574)  (10,139,239)

Total Stockholders' Equity. . . . . . . . . . . . . . .      1,196,297     1,315,632
                                                         --------------  ------------

Total Liabilities and Stockholders' Equity. . . . . . .  $   1,820,320   $ 2,049,066
                                                         ==============  ============

See  accompanying  notes  to  consolidated  financial  statements

                            WORLDWIDE PETROMOLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended
                                                            September 30,
                                                         1999          1998
                                                     ------------  ------------
                                                      (Unaudited)   (Unaudited)

Net Sales . . . . . . . . . . . . . . . . . . . . .  $   188,135   $    53,136

Cost of Sales . . . . . . . . . . . . . . . . . . .       89,700        37,122
                                                     ------------  ------------

Gross Profit. . . . . . . . . . . . . . . . . . . .       98,435        16,014

Selling, Administrative
and General Expenses. . . . . . . . . . . . . . . .      365,140       372,263
                                                     ------------  ------------

(Loss) From Operations. . . . . . . . . . . . . . .     (266,705)     (356,249)

Other Income, Net . . . . . . . . . . . . . . . . .      147,370            --
                                                     ------------  ------------

Net (Loss). . . . . . . . . . . . . . . . . . . . .  $  (119,335)  $  (356,249)
                                                     ============  ============

Net (Loss) per Share. . . . . . . . . . . . . . . .  $      (.01)  $      (.02)
                                                     ============  ============

Weighted Average Number of
Common Shares Outstanding . . . . . . . . . . . . .   17,247,500    17,317,500
                                                     ============  ============

           See accompanying notes to consolidated financial statements

                            WORLDWIDE PETROMOLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                             Three Months Ended
                                                                September 30,
                                                            1999          1998
                                                       --------------  -----------
                                                         (Unaudited)   (Unaudited)
Cash Flows from Operating Activities:
  Net Loss. . . . . . . . . . . . . . . . . . . . . .  $    (119,335)  $ (356,249)
  Adjustments to reconcile
  Net Loss to Net Cash used in Operating Activities
  Depreciation. . . . . . . . . . . . . . . . . . . .          7,026        6,142
  Changes in Assets and Liabilities
  Accounts Receivable . . . . . . . . . . . . . . . .        159,776       47,158
  Inventories . . . . . . . . . . . . . . . . . . . .        (17,248)     (28,128)
  Prepaid Expense and Other Assets. . . . . . . . . .        (58,707)     (18,117)
  Accounts Payable and Accrued Expenses . . . . . . .       (196,211)     133,402
                                                       --------------  -----------

Net Cash used in Operating Activities . . . . . . . .       (224,699)    (215,792)
                                                       --------------  -----------

Cash Flows from Investing Activities:
  Certificates of Deposit . . . . . . . . . . . . . .             --      276,579
  Capital Expenditures. . . . . . . . . . . . . . . .             --       (4,376)
  Related Party Loan . . . . . . . . . . . . . . . . .            --       12,000
                                                       --------------  -----------
  Net Cash provided by Investing Activities . . . . .             --      284,203

Cash Flows from Financing Activities:
  Borrowing from shareholder . . . . . . . . . . . .          86,800       70,000
  Repayment of Notes Payable. . . . . . . . . . . . .             --     (160,000)
                                                       --------------  -----------
  Net Cash provided by Financing Activities . . . . .         86,800      (90,000)


Net increase (decrease) in Cash and Cash Equivalents.       (137,899)     (21,589)

Cash and Cash Equivalents, Beginning of Period. . . .        603,336       34,375
                                                       --------------  -----------

Cash and Cash Equivalents, End of Period. . . . . . .  $     465,437   $   12,786
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

NOTE  3  -  PROPERTY  AND  EQUIPMENT

Property and equipment consists of the following as of September 30, 1999 and June 30, 1999:

                                   September 30   June 30
                                  -------------  ---------

Office furnishings and equipment  $    141,591   $141,591
Machinery and equipment. . . . .        17,616     17,616
Vehicles . . . . . . . . . . . .        12,062     12,062
                                  -------------  ---------
                                       171,269    171,269
Less accumulated depreciation. .       (75,772)   (68,746)
                                  -------------  ---------
Net property and equipment . . .  $     95,497   $102,523
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

     Deferred tax assets are comprised of the following at September 30, 1999:

         Net operating loss carryforwards                     $ 2,593,000
         Stock options granted to non-employees                   827,000
         Amortization expense                                      25,500
         Bad debt expense                                           7,000
                                                              ------------
         Gross deferred tax asset                               3,452,500
                                                              ------------
         Valuation allowance                                   (3,452,500)
                                                              ------------
         Net deferred tax asset                               $         -
                                                              ============

      The Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely than not that the deferred tax asset would be realized against future income.

      At September 30, 1999 the Company had net operating loss carryforwards totaling approximately $7,580,000 available to reduce future taxable income through the year 2014 (see table).

The  net  operating  loss  carryforwards  expire  as  follows:

              Years ended December 31,                Amount
              -----------------------------------  -----------

              2008                                 $    70,000
              2009                                     263,000
              2010                                     112,000
              Eighteen months ended June 30, 2012    2,753,000
              Year ended June 30, 2013               2,202,000
              Year ended June 30, 2014               2,180,000
                                                   -----------
              Total                                $ 7,580,000
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information  Regarding  and  Factors  Affecting  Forward-looking  Statements

     The Company is including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company.
Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements in this Form 10-QSB are forward-looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: market acceptance and demand for the Company's products, competitive factors, the ability of the Company to obtain acceptable forms and amounts of financing. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

RESULTS  OF  OPERATIONS  -GENERAL

     In the first fiscal quarter of the year 2000's operation, the Company has continued to streamline and refocus various aspects of the sales force and the Company's infrastructure. The focus has been on expanding and improving the product lines and developing lines of distribution to enhance sales volume, spending the appropriate and necessary amount of capital for product certification and quality control, and continuing its new concepts that further display the Company's technology and product lines in new markets as well as strengthen existing markets. The two areas of primary focus have shifted from last year's concentrated strategy was the partial shift from the commercial and industrial market, to the retail/passenger car market.

Management's strategy to gain retail acceptance and credibility was cornerstoned by its specially formulated Moly racing-oil designed for INDY style motors, which was tested last year, saw a successful debut in the 1999 Indy Racing League (IRL) including an eight place finish at the Indianapolis 500, and a second place finish at the league's Atlanta race. This quarter it has continued to enhance the Company's image in the retail market place, by setting the tone of which the Company's top of the line products are to be exposed to the market place. The Company sponsored the racecar driven by veteran driver Robby Unser, in which the Company's lubricants were being successfully used to display its advanced technology. Also the Company continued its display product development by successfully focused on applying the proprietary technology to produce new products such as high performance gear oil treatment and straight track oil for competition drag racing engines. The company also continued its development of cutting oils for threading, armament oil to private label, a two cycle engine oil additive for motorcycles and outboard motors, a moly-grease, an emissions reducing fuel treatment, and a very effective oil additive called
PetroMoly  Oil  Treatment  designed  for  automobiles  and  light  trucks.

       The Company has continued field testing and objective lab testing of its fully formulated engine oil, while several major multinational customers continue evaluation tests of the PetroMoly products on their complex high-end machinery and fleet vehicles. These tests have been complex and time consuming, and the results have established the effectiveness of the PetroMoly products. Management continues to anticipate an increase revenue and the size of the customer base related to contracts and agreements

THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Total net sales for the three months ended September 30, 1999 were $ 188,135 as compared to $ 53,136 for the three months ended September 30, 1998, a 254% increase. The reason for the increase is credited to Management's decision to expand to retail markets in the last two quarters of fiscal 1998 versus an earlier strategy to concentrate the sales resources on procuring a few large industrial customers that are known industry leaders. Sales discounts, selective sampling of products, together with long attentive testing periods were however continued to be practiced to educate the strategic customers about the new lubricant technology. The Company continued to benefit from publicity from its association with Continental Airlines, and this has led to discussions and testing with other industry related companies. The Company also received a considerable amount of attention from the IRL racing sponsorship, and racing results of racecars using PetroMoly products. Management believes that the present sales and marketing strategy will reward the Company with increased revenues, PetroMoly product awareness and fiscal commitments.

     Cost  of  sales  as  a  percentage of net sales decreased from 70 % for the three months ended September 30, 1998, to 48% for the three months ended September 30, 1999. This decrease is the result of several factors which include: the Company's negotiated lower costs of production with its suppliers as well as more favorable freight rates for distribution; higher profit margins on its oil treatment products; and expanded services to its customers such as promotional activities in the racing market, that generate revenue with a very low cost of sales. A more consistent drop in costs should be realized due to the economies of scale with increased volume production runs. The demand associated with the caliber of customers that the Company has been targeting, as well as the projected increase in retail demand from the anticipated brand awareness campaign could qualify the Company for a decrease in the cost of production runs with only a few, or in some cases one, consummated commitment.

     Selling, general and administrative expenses slightly decrease to $ 365,140 for the three months ended September 30, 1999, from $ 372,263 for the three months ended September 30, 1998. The decrease in expenses was mainly due to continued streamlining of operations.

LIQUIDITY  AND  CAPITAL  RESOURCES.

     At September 30, 1999, the Company had positive working capital in the amount of $ 1,421,236, including $995,047 in prepaid expense that included the Indy racecar sponsorship amortization and the reclassification of the Company's assets, as compared to working capital of $ 1,213,109 at June 30, 1999. The increase in working capital was primarily due to the reclassification of company assets.

     Operating activities for the three months ended September 30, 1999 used cash of $ 224,699 compared to $215,792 for the three months ended September 30, 1998. This use of cash was principally the result of the Company's net loss each year, less the modification for the changes in operating assets and liabilities, principally prepaid expenses and accounts payable.

    As of September 30, 1999, the Company had no material commitments for capital expenditures.

     At September 30, 1999, the Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely or not that the deferred tax asset would be utilized.


     For the three months ended September 30, 1999 and 1998, the Company incurred net losses totaling $ 119,335 and $356,249 respectively. In the event that the Company is unable to generate sufficient revenues from operations, or is unable to obtain additional financing, it may be unable to continue to develop and support its present cost levels and continue as a going concern. The Company is presently seeking to raise additional equity through the sale of its common stock for financing to develop a professionally developed brand awareness advertising campaign and to expand its marketing efforts in order to generate additional revenues. No assurance can be given that the Company will be successful in achieving its revenue growth strategy; or that it will obtain financing at terms that are acceptable to the Company.

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

OUTLOOK

     During the past quarter the Company has laid the groundwork to begin its strategic focus of expanding to the development of a retail approach that encompasses a brand and product awareness campaign in key markets. This approach is expected to increase sales volumes and promote relationships with automotive after-market chains while enhancing our presence with the leaders in the industrial markets, which are end users, or already have established lines of distribution and marketing capital. The brand awareness began with the INDY race car/Robby Unser sponsorship and it has been very well received by the various automotive retail chains that the Company wants to carry its PetroMoly Products. The media campaign, which is anticipated to begin in the second calendar quarter, will roll out in strategic regions where the Company's products are sold.

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

                           PART II - OTHER INFORMATION


Item  2.  Changes  in  Securities

     During the three months ended September 30, 1999, there were no transactions that were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof.



Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibit  27.1  Financial  Data  Schedule

     (b)  Reports  on  Form  8-K  --  None

                                   SIGNATURES


     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 1999.


                         Worldwide  PetroMoly,  Inc.


November 22,  1999      By:  /s/  Gilbert  Gertner
                              -------------------------
                              Gilbert  Gertner
                              Director  and
                              Chairman  of  the  Board

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:


November 22,  1999      By:  /s/  Gilbert  Gertner
                              -------------------------
                              Gilbert  Gertner
                              Director  and
                              Chairman  of  the  Board


November 22,  1999      By:  /s/  Lance  Rosmarin
                              -------------------------
                              Lance  Rosmarin
                              Director,  President,
                              Secretary  and
                              Chief Financialand Accounting Officer