Form 10QSB
period 1999-12-31
WORLDWIDE PETROMOLY INC
filed 2000-02-22
CIK 928375

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

At February 1, 2000, 21,332,080 shares of common stock, no par value, were outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No [x]

                            WORLDWIDE PETROMOLY, INC.
                                    CONTENTS
                                    --------


                                                                      Page(s)
                                                                      -------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheets as of September 30, 1999
    (unaudited) and June 30, 1999. . . . . . . . . . . . . . . . . .        3

  Consolidated Statements of Operations for the three months
    ended September 30, 1999 and 1998 (both unaudited) . . . . . . .        4

    Notes to Consolidated Financial Statements . . . . . . . . . . . .  6 - 8

Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations. . . . . . . . . . . . . . . . . . . .   8 - 11


PART II - OTHER INFORMATION
--------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .       12

      (a)  Exhibits

      (b)  Reports on Form 8-K

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13
--------------------------------------------------------------------

                            WORLDWIDE PETROMOLY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,     June 30,
                                                               1999          1999
                                                           -------------  -----------
                                                            (Unaudited)
                       ASSETS
-----------------------------------------------------
Current Assets:
  Cash and Cash Equivalents                                 $   363,282    $ 603,336
  Accounts Receivable:
    Trade                                                       299,681      270,794
    Affiliated Companies                                              -       20,383
  Notes Receivable-Related Parties                                    -            -
  Inventories                                                   171,488      115,690
    Prepaid Expense and Other                                   987,627      936,340
                                                           -------------  -----------

Total Current Assets                                          1,822,078    1,946,543
                                                           -------------  -----------

Property and Equipment, Net (Note 3)                             87,694      102,523
                                                           -------------  -----------

Total Assets                                               $  1,909,772   $2,049,066
                                                           =============  ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------

Current Liabilities:
  Accounts Payable and Accrued Expenses                    $    473,993   $  496,173
  Notes Payable                                                                3,625
                                                           -------------  -----------

  Total Current Liabilities                                     473,993      499,798

Advances From Stockholder                                       570,538      233,636
                                                           -------------  -----------

      Total Liabilities                                       1,044,531      733,434
                                                           -------------  -----------

Stockholders' Equity:
  Preferred stock, no par value, 10,000,000 shares
    authorized, none issued                                         --            --
  Common stock, no par value, 800,000 shares
    authorized; 21,282,080 issued and outstanding;
    3,000,000 reserved for stock options                     11,454,871   11,454,871
  Accumulated Deficit                                       (10,589,630) (10,139,239)

Total Stockholders' Equity                                     (865,241)   1,315,632
                                                           -------------  -----------

Total Liabilities and Stockholders' Equity                 $  1,909,772   $2,049,066
                                                           =============  ===========

See accompanying notes to consolidated financial statements

                           WORLDWIDE PETROMOLY,  INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 Three Months Ended           Six Months Ended
                                    December 31,                December 31,
                                 1999          1998          1999          1998
                             ------------  ------------  ------------  ------------
                              (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Net Sales . . . . . . . . .  $   311,408   $   139,610   $   499,543   $   192,746

Cost of Sales . . . . . . .      206,950        92,338       296,650       129,460
                             ------------  ------------  ------------  ------------

Gross Profit. . . . . . . .      104,458        47,272       202,893        63,286

Selling, Administrative
and General Expenses. . . .      451,964       214,173       817,104       950,598
                             ------------  ------------  ------------  ------------

(Loss) From Operations. . .     (347,506)     (166,901)     (614,211)     (523,150)

Other Income, Net . . . . .       16,737            -0-      163,820          -0-
                             ------------  ------------  ------------  ------------

Net (Loss). . . . . . . . .  $  (331,056)  $  (166,901)     (450,391)  $  (523,150)
                             ============  ============  ============  ============

Net (Loss) per Share. . . .  $     (.02)  $      (.01)  $      (.02)  $      (.03)
                             ============  ============  ============  ============

Weighted Average Number of
Common Shares Outstanding .   21,200,664    16,747,500    21,010,664    16,747,500
                             ============  ============  ============  ============

           See accompanying notes to consolidated financial statements

                            WORLDWIDE PETROMOLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                              Six Months Ended
                                                                December 31,
                                                             1999           1998
                                                         ------------  -------------
                                                         (Unaudited)    (Unaudited)
Cash Flows from Operating Activities:
  Net Loss                                               $  (450,391)   $  (523,150)
  Adjustments to reconcile
    Net Loss to Net Cash used in Operating Activities
      Depreciation                                            15,629         12,283
      Changes in Assets and Liabilities
         Accounts Receivable                                  (8,504)       (18,479)
         Inventories                                         (55,798)       (14,609)
         Prepaid Expense and Other Assets                    (51,287)        17,629
         Accounts Payable and Accrued Expenses               (22,180)       110,209
                                                         ------------  -------------

Net Cash used in Operating Activities                       (572,531)      (416,117)
                                                         ------------  -------------

Cash Flows from Investing Activities:
      Certificates of Deposit                                      -        276,579
      Capital Expenditures                                      (800)        (5,286)
      Related Party Loan-Repayments                                -         12,000
                                                         ------------  -------------
      Net Cash provided by(used in) Investing Activities        (800)       283,293

Cash Flows from Financing Activities:
      Proceeds from options exercised                              -         19,600
Borrowing/repayment of shareholder loans                     336,902        284,373
      Borrowing of Notes Payable                              (3,625)      (160,000)
                                                         ------------  -------------
      Net Cash provided by Financing Activities              333,277        143,973
                                                         ------------  -------------

Net increase (decrease) in Cash and Cash Equivalents        (240,054)        11,149

Cash and Cash Equivalents, Beginning of Period               603,336         34,375
                                                         ------------  -------------

Cash and Cash Equivalents, End of Period                 $   363,282   $     45,524
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

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment consists of the following as of December 31, 1999 and June 30, 1999:

                                             December 31     June 30
                                             -----------   ---------
           Office furnishings and equipment  $  142,391    $141,591
           Machinery and equipment               17,616      17,616
           Vehicles                              12,062      12,062
                                             -----------   ---------
                                                172,069     171,269
           Less accumulated depreciation        (84,375)    (68,746)
                                             -----------   ---------
           Net property and equipment        $   87,694    $102,523
                                             ===========   =========

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

     Deferred tax assets are comprised of the following at December 31, 1999:

         Net operating loss carryforwards                     $ 2,680,000
         Stock options granted to non-employees                   827,000
         Amortization expense                                      25,500
         Bad debt expense                                           7,000
                                                              ------------
         Gross deferred tax asset                               3,539,500
                                                              ------------
         Valuation allowance                                   (3,539,500)
                                                              ------------
         Net deferred tax asset                               $         -
                                                              ============

      The Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely than not that the deferred tax asset would be realized against future income.

      At December 31, the Company had net operating loss carryforwards totaling approximately $7,880,000 available to reduce future taxable income through the year 2015 (see table).

The net operating loss carryforwards expire as follows:

              Years ended December 31,                 Amount
              ----------------------------------  ---------------

              2008                                    $    70,000
              2009                                        263,000
              2010                                        112,000
              Eighteen months ended June 30, 2012       2,753,000
              Year ended June 30 2013                   2,202,000
              Year ended June 30, 2014                  2,180,000
              Year ended June 30, 2015                    300,000
                                                      -----------
              Total                                   $ 7,880,000
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

RESULTS  OF  OPERATIONS  -GENERAL

     In the second fiscal quarter of the year 2000's operation, the Company has continued to refocus various aspects of its marketing approach and the Company's infrastructure. The focus has been on expanding and improving the product lines and developing retail lines of distribution to enhance sales volume, spending the appropriate and necessary amount of capital for additional product certification and quality control, and continuing its new concepts that further display the Company's technology and product
lines in new markets as well  as  strengthen  existing  markets.   The two areas
of primary focus have shifted from last year's concentrated strategy which was the commercial and industrial market, to the retail/passenger car market.

Management's strategy to gain retail acceptance and credibility was launched in 1999 by its specially formulated Moly racing-oil, designed for INDY style motors, which was tested last year, and used by veteran driver Robby Unser who introduced PetroMoly's successful debut in the 1999 Indy Racing League
(IRL), including an eighth place finish at the Indianapolis 500, and a second place finish at the league's Atlanta race. This quarter, the racing activities have continued to enhance the Company's image in the retail market place, by setting the tone of which the Company's top of the line products are to be exposed to the market. Also, the Company continued its product development by successfully focusing on applying the proprietary technology to produce new products such as high performance gear oil treatment and straight track oil for competition drag racing engines. The company has continued its development of cutting oils for threading, armament oil to private label, a two-cycle engine oil additive for motorcycles and outboard motors, a moly-grease, an emissions reducing fuel treatment, and now has nationwide distribution of its very effective oil additive called PetroMoly Oil Treatment designed for automobiles and light trucks. The Company presently has a distribution/purchase agreement with PEP Boys, "the nations leading automotive retail and service chain" for the oil treatment, and the Company has plans to introduce its family of products through this same distribution channel.

The Company has continued field testing and objective independent lab testing of its fully formulated engine oils, while several major multinational customers continue evaluation tests of the PetroMoly products on their complex high-end machinery and fleet vehicles. These tests have been complex and time consuming, and the results have established the effectiveness of the PetroMoly products. Management continues to anticipate an increase revenue and the size of the customer base related to contracts and agreements

THREE MONTHS ENDED DECEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED DECEMBER 30, 1998

Total net sales for the three months ended December 31, 1999 were $311,408 as compared to $ 139,610 for the three months ended December 31, 1998,a 223% increase. The reason for the increase is credited to Management's decision to expand into retail markets in the last two quarters of fiscal 1998 versus an earlier strategy to concentrate the sales resources on procuring a few large industrial customers that are known industry leaders. Sales discounts and selective sampling of products, together with long attentive testing periods continued to be practiced to educate the strategic customers about the new lubricant technology. The Company continued to benefit from publicity from its association with Continental Airlines, and this has led to discussions and testing with other industry related companies. This quarter, the Company's distributor in California, EFFS, has ordered in bulk shipments at discounted cost in a continuing joint effort with the Company to expand its market share in industrial fleets as well as retail shipments. The Company continued to receive a considerable amount of attention from the IRL racing sponsorship, and racing results of racecars using PetroMoly products. Management believes that the present sales and marketing strategy will reward the Company with increased revenues, PetroMoly product awareness and fiscal commitments.

     Cost of sales as a percentage of net sales was very similar from 66% for the three months ended December 31, 1998, to 66% for the three months ended December 31, 1999. The 1999 quarter's gross margins' average were significantly skewed down by the temporary promotional bulk discounts with the Company's distributors in an effort to expand to new industrial markets. The margins were maintained as the result of several factors which include: the Company's negotiated lower costs of production with its suppliers as well as more favorable freight rates for distribution; higher profit margins on its oil treatment products; and expanded services to its customers such as promotional activities in the racing market, that generate revenue with a very low cost of sales. A more consistent drop in costs should be realized due to the economies of scale with increased volume production runs. The demand associated with the caliber of customers that the Company has been targeting, as well as the projected increase in retail demand from the anticipated brand awareness campaign could qualify the Company for a decrease in the cost of production runs with only a few, or in some cases one, consummated commitment.

     Selling, general and administrative expenses increase to $ 451,962 for the three months ended December 31, 1999, from $ 214,173 for the three months ended December 31, 1998. The increase in expenses was mainly due to necessary research, both product and promotional, along with the marketing expenses associated with the upcoming advertising and awareness campaign.

LIQUIDITY  AND  CAPITAL  RESOURCES.

     At December 31, 1999, the Company had positive working capital in the amount of $1,348,085, including $935,047 in prepaid expense, as compared to working capital of $ 1,446,745 at June 30, 1999. The 1999 calculation in working capital was primarily the reclassification of company assets.

     Operating activities for the six months ended December 31, 1999 used cash of $333,227 compared to $143,973 for the six months ended December 31, 1998. This use of cash was principally the result of the Company's net loss, less the modification for the changes in operating assets and liabilities, principally prepaid expenses and accounts payable. Also the borrowing of notes payable was $160,000 in December ended 1998 compared to $3,625 in December ended 1999.

As of December 31, 1999, the Company had no material commitments for capital expenditures.

At December 31, 1999, the Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely or not that the deferred tax asset would be utilized.

     For the three months ended December 31, 1999 and 1998, the Company incurred net losses totaling $ 331,056 and $166,901 respectively. In the event that the Company is unable to generate sufficient revenues from operations, or is unable to obtain additional financing, it may be unable to continue to develop and support its present cost levels and continue as a going concern. The Company is presently seeking to raise additional equity through the sale of its common stock for financing to develop a professionally developed brand awareness advertising campaign and to expand its marketing efforts in order to generate additional revenues. No assurance can be given that the Company will be successful in achieving its revenue growth strategy; or that it will obtain financing at terms that are acceptable to the Company.

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

     Although the Company was and remains ready to continue business activities without interruption by a "Year 2000 problem", Company management recognizes the general ongoing uncertainty inherent in the Year 2000 issue, in part because of the uncertainty about the Year 2000 readiness of third parties. Under a "worst case Year 2000 scenario", it may be necessary for the Company to temporarily interrupt normal business activities or operations. The Company has begun, but not yet completed, development of a contingency plan to deal with the most likely worst case Year 2000 scenario".

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

To date the company has not experienced any problems associated with Year 2000 programming issues.

OUTLOOK

     During the past two quarters the Company has laid the groundwork to begin its strategic focus of expanding to the development of a retail approach that encompasses a brand and product awareness campaign in key markets.
This approach is expected to increase sales volumes and promote relationships with automotive after-market chains while enhancing our presence with the leaders in the industrial markets, which are end users, or already have established lines of distribution and marketing capital. The brand awareness began with the INDY race car/Robby Unser sponsorship and it has been very well received by the various automotive retail chains that the Company wants to carry its PetroMoly Products. The media campaign, has already began in several key markets, and will roll out to other markets over the next two quarters.

     With the progressing sales relationships maturing and the new product lines being marketed, the Company expects operating margins and revenues to improve during fiscal 2000.

                           PART II - OTHER INFORMATION


Item  2.  Changes  in  Securities

     During the three months ended December 31, 1999, there were no transactions that were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof.



Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibit  27.1  Financial  Data  Schedule

     (b)  Reports  on  Form  8-K  --  None

                                   SIGNATURES


     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2000


                         Worldwide  PetroMoly,  Inc.


__________________  2000      By:  /s/  Gilbert  Gertner
                              -------------------------
                              Gilbert  Gertner
                              Director  and
                              Chairman  of  the  Board

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:


__________________  2000      By:  /s/  Gilbert  Gertner
                              -------------------------
                              Gilbert  Gertner
                              Director  and
                              Chairman  of  the  Board


__________________  2000      By:  /s/  Lance  Rosmarin
                              -------------------------
                              Lance  Rosmarin
                              Director,  President,
                              Secretary  and
                              Chief Financialand Accounting Officer