Form 10QSB
period 2000-03-31
WORLDWIDE PETROMOLY INC
filed 2000-05-22
CIK 928375

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 [X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934; for the Quarterly Period Ended: March 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        At May 25, 2000, 22,243,080 shares of common stock, no par value, were  outstanding.
   Transitional Small Business Disclosure Format  (check one):  Yes [ ] No [x]

                            WORLDWIDE PETROMOLY, INC.


CONTENTS                                                                   PAGES
--------                                                                   -----



PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements
-------------------------------

Consolidated  Balance  Sheets  as  of  March  31,  2000  (unaudited)
 and  June  30,  1999                                                       3

Consolidated  Statements  of  Operations  for  the
  three months and nine months ended  March  31,  2000
  and  1999  (both  unaudited)                                              4


Notes  to Consolidated Financial Statements                             6 - 8


Item  2.  Management's  Discussion  and  Analysis
-------------------------------------------------
of  Financial  Condition  and  Results  of  Operations                 8 - 11
------------------------------------------------------


PART  II  -  OTHER  INFORMATION


Item 6. Exhibits and Reports on Form 8-K                                   12

      (a)  Exhibits

      (b)  Reports  on  Form  8-K

SIGNATURES                                                                 13

                           WORLDWIDE  PETROMOLY,  INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31,        June 30,
                                                                            2000             1999
                                                                         --------------  ------------
                                                                                         (Unaudited)
                         ASSETS
------------------------------------------------------
Current Assets:

Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . .  $   449,831     $   603,336
Accounts Receivable:
  Trade . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      512,763         270,794
  Affiliated Companies. . . . . . . . . . . . . . . . . . . . . . . . .        6,513          20,383
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      227,081         115,694
  Prepaid Expense and Other . . . . . . . . . . . . . . . . . . . . . .      524,366         936,340
                                                                        --------------  -------------
Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . .    1,720,554       1,946,543
                                                                        --------------  ------------
Property and Equipment, Net . . . . . . . . . . . . . . . . . . . . . .       80,536         102,523
                                                                        --------------  ------------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,801,090     $ 2,049,066
                                                                        ==============  ============


       LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------------------------
Current Liabilities:
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . . .  $  362,481      $   496,173
Notes Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        3,625
                                                                        --------------  ------------
Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . .     362,481          499,798
Advances From Stockholder . . . . . . . . . . . . . . . . . . . . . . .   1,004,538          233,636
                                                                        --------------  ------------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,367,019          733,434
                                                                        --------------  ------------
Stockholders' Equity:
Preferred stock, no par value, 10,000,000 shares
authorized, none issued . . . . . . . . . . . . . . . . . . . . . . . .           --            --
Common stock, no par value, 800,000 shares
authorized; 22,243,080 issued and outstanding;
3,000,000 reserved for stock options. . . . . . . . . . . . . . . . . .  12,457,561       11,454,871
Accumulated Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . (12,023,490)     (10,139,239)
                                                                        --------------  ------------


Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . .     434,071        1,315,632
                                           --------------  ------------
Total Liabilities and Stockholders' Equity. . . . . . . . . . . . . . .   1,801,090       $2,049,066
                                                                        ==============  ============



See  accompanying  notes  to  consolidated  financial  statements

                           WORLDWIDE PETROMOLY,  INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                      THREE  MONTHS  ENDED           NINE  MONTHS  ENDED
                                            MARCH  31,                    MARCH  31,
                                     2000            1999            2000           1999
                                 ------------    ------------    ------------    ------------
                                  (UNAUDITED)     (UNAUDITED)     (UNAUDITED)    (UNAUDITED)

NET  SALES                      $     248,755   $     170,653   $     748,298   $     363,474

COST  OF  SALES                       212,689         104,966         509,339         234,427
                                 ------------    ------------    ------------    ------------

GROSS  PROFIT                          36,066          65,687         238,959         129,047

SELLING,  ADMINISTRATIVE
AND  GENERAL  EXPENSES              1,401,740         451,684       2,268,844       1,038,194
                                 ------------    ------------    ------------    ------------

(LOSS)  FROM  OPERATIONS           (1,367,674)       (385,997)     (2,029,885)       (909,147)

OTHER  INCOME,  NET                    34,814         186,315         145,634         186,315
                                  ------------    ------------    ------------    ------------

NET  (LOSS)                     $  (1,330,860)  $    (199,682)  $  (1,884,251)  $    (722,832)
                                    ==========     ===========     ===========     ===========

NET  (LOSS)  PER  SHARE         $        (.06)  $        (.01)  $        (.09)  $        (.04)
                                    ==========     ===========     ===========     ===========

WEIGHTED  AVERAGE  NUMBER  OF
COMMON  SHARES  OUTSTANDING        21,763,080      17,537,237      21,350,581      17,925,147
                                    ==========     ===========     ===========     ===========

       SEE  ACCOMPANYING  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                            WORLDWIDE PETROMOLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    NINE  MONTHS  ENDED
                                                                         MARCH  31,
                                                                    2000          1999
                                                               -------------  ------------
                                                                (UNAUDITED)    (UNAUDITED)
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  NET  LOSS                                                       (1,884,251) $  (722,832)
  ADJUSTMENTS  TO  RECONCILE
      NET  LOSS  TO  NET  CASH  USED
      IN  OPERATING  ACTIVITIES:
  DEPRECIATION                                                        33,629       22,633

 COMMON STOCK ISSUED FOR SERVICES                                    902,690           --
  CHANGES  IN  ASSETS  AND  LIABILITIES:
  ACCOUNTS  RECEIVABLE                                              (228,099)     (20,229)
  INVENTORIES                                                       (111,391)      (9,069)
  PREPAID  EXPENSE  AND  OTHER  ASSETS                               411,972     (284,704)
  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES                         (137,317)     253,368
                                                                   ----------  -----------


NET  CASH  USED  IN  OPERATING  ACTIVITIES                        (1,012,765)    (760,833)
                                                                   ----------  -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  CERTIFICATES  OF  DEPOSIT                                            --         276,579
  CAPITAL  EXPENDITURES                                              (11,642)      (6,276)
  RELATED  PARTY  LOAN REPAYMENTS                                      --          12,000
                                                                   ----------  -----------
  NET  CASH  PROVIDED (USED)  BY  INVESTING  ACTIVITIES              (11,642)     282,303

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  PROCEEDS  FROM  OPTIONS  EXERCISED                                     --       527,300
  PROCEEDS  FROM  SALE  OF  COMMON STOCK                             100,000      359,664
  BORROWING FROM SHAREHOLDER  LOANS                                  770,902      232,373
  PAYMENT  OF  NOTES  PAYABLE                                          --        (160,000)

  NET  CASH  PROVIDED  BY  FINANCING  ACTIVITIES                     870,902      959,337
                                                                     -------      -------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (153,505)     480,807

CASH  AND  CASH  EQUIVALENTS,  BEGINNING  OF  PERIOD                 603,336       34,375
                                                                   ----------  -----------

CASH  AND  CASH  EQUIVALENTS,  END  OF  PERIOD                     $ 449,831   $  515,182
                                                                   ----------  -----------


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


Note  3  -  LOSS  PER  SHARE

     Using the principles set forth in SFAS 128, basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the company. The company was required to adopt this standard in the second fiscal quarter of 1998. Using the principles set forth in SFAS 128, basic and diluted earnings per share are identical.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding and Factors Affecting Forward-looking Statements of future events or circumstances.

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

Certain statements in this Form 10-QSB are forward-looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: market acceptance and demand for the Company's products, competitive factors, the ability of the Company to obtain acceptable forms and amounts of financing. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence


RESULTS  OF  OPERATIONS  -GENERAL

     In the third fiscal quarter of the year 2000's operation, the Company has continued to refocus various aspects of its marketing approach and the Company's infrastructure. The focus has been on expanding and improving the product lines and developing retail lines of distribution to enhance sales volume, spending the appropriate and necessary amount of capital for additional product certification and quality control, and continuing its new concepts that further display the Company's technology and product lines in new markets as well as strengthen existing markets. The two areas of primary focus have shifted from last year's concentrated strategy, which was the commercial and industrial market, to the retail/passenger car market.

Management's strategy to gain retail acceptance and credibility was launched in 1999 by its specially formulated Moly racing-oil, designed for INDY style motors, which was tested last year, and used by veteran driver Robby Unser who introduced PetroMoly's successful debut in the 1999 Indy Racing League (IRL), including an eighth place finish at the Indianapolis 500, and a second place finish at the league's Atlanta race. This quarter, the racing activities have continued in an attempt to enhance the Company's image in the retail market place, by setting the tone of which the Company's top of the line products are to be exposed to the market. Also, the Company continued its product development by successfully focusing on applying the proprietary technology to market new products such as high performance gear oil treatment and straight track oil for competition drag racing engines. The company has continued its development of cutting oils for threading, armament oil to private label, a two-cycle engine oil additive for motorcycles and outboard motors, a moly-grease, an emissions reducing fuel treatment, and now has nationwide distribution of its very effective oil additive called PetroMoly Oil Treatment designed for automobiles and light trucks. The Company presently has a distribution/purchase agreement with PEP Boys; "the nations leading automotive retail and service chain" for the oil treatment, and the Company has plans to introduce its family of products through this same distribution channel. So far the sales results have been slow to mature. This quarter the Company has invested in advertising spots for various strategic markets by airing sixty-second radio ads that are aimed at creating brand awareness. Management believes that the awareness that is anticipated will aide the company to gain market share in both the retail and commercial/industrial sectors in these strategic markets.

This quarter the Company has invested in additional research and development to further test the limits of its proprietary technology in the areas of fuel savings, engine metal ware reduction, and various environmental benefits. The Company has continued field testing and objective independent lab testing of its fully formulated engine oils, while several major multinational customers continue evaluation tests of the PetroMoly products on their complex high-end machinery and fleet vehicles. These tests have been complex and time consuming, and the results have established the effectiveness of the PetroMoly products. Management continues to anticipate increases in revenue and the size of the customer base related to contracts and agreements in the foreseeable future.

THREE  MONTHS ENDED MARCH 31,2000, COMPARED TO THREE MONTHS ENDED MARCH 31, 1999
--------------------------------------------------------------------------------

Total net sales for the three months ended March 31, 2000 were $248,755 as compared to $ 170,653 for the three months ended March 31, 1999, a 45% increase. The reason for the increase is credited to Management's decision to expand into retail markets in the last three quarters of fiscal 1999 versus an earlier strategy to concentrate the sales resources on procuring a few large industrial customers that are known industry leaders. Sales discounts and selective sampling of products, together with long attentive testing periods continued to be practiced to educate the strategic customers about the new lubricant technology. Year to date sales for this period in fiscal 2000 are $748, 298 compared to $363,474 for this same nine-month period in fiscal 1999. The Company continued to benefit from publicity from its association with Continental Airlines, and this has led to discussions and testing with other industry related companies. This quarter, the Company's distributor in California, EFFS, has ordered additional bulk shipments at discounted cost in a continuing joint effort with the Company to expand its market share in industrial fleets as well as retail shipments. The Company continued to receive a considerable amount of attention from the IRL racing sponsorship, and racing results of racecars using PetroMoly products. Management believes that the present sales and marketing strategy will reward the Company with increased revenues, PetroMoly product awareness and fiscal commitments.

Cost of sales as a percentage of net sales was increased from 61% for the three months ended March 31, 1999, to 86 % for the three months ended March 31, 2000. This quarter's gross margins' average were significantly skewed down by the temporary promotional bulk discounts with the Company's distributors in an effort to expand to new industrial markets. The margins consisted of several factors which include: the Company's negotiated costs of production with its suppliers as well as freight rates for distribution; profit margins on its oil treatment products; and expanded services to its customers such as promotional activities in the racing market, that generate revenue with a very low cost of sales. A more consistent margin is seen in the nine months ended comparisons, which are 68% for the nine months ended March 2000 versus 65% for the same period in 1999. A drop in costs is expected in future periods due to the economies of scale with management's anticipated increased volume production runs. The demand associated with the caliber of customers that the Company has been targeting, as well as the projected increase in retail demand from the anticipated brand awareness campaign could qualify the Company for a decrease in the cost of production runs with only a few, or in some cases one, consummated commitment.

     Selling, general and administrative expenses increase to $1,401,740 for the three months ended March 31, 2000, from $ 451,684 for the three months ended March 31, 1999. The increase in expenses was mainly due to research and development, promotional and racing expenses, along with the marketing expenses associated with the advertising and awareness campaign and common shares issued for services during the period.


LIQUIDITY  AND  CAPITAL  RESOURCES.

     At March 31, 2000, the Company had positive working capital in the amount of $1,358,073, including $524,366 in prepaid expense, as compared to working capital of $1,446,745 at June 30, 1999.

Operating activities for the six months ended March 31, 2000 used cash of $1,012,765 compared to $760,833 for the six months ended December 31, 1998. This use of cash was principally the result of the Company's net loss, less the modification for the changes in operating assets and liabilities, principally prepaid expenses and accounts payable. Also the payment of notes payable was $160,000 in March ended 1999 compared to $- in March ended 2000.

As of March 31, 2000, the Company had no material commitments for capital expenditures.

At March 31, 2000, the Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely or not that the deferred tax asset would be utilized.

     For the three months ended March 31, 2000 and 1999, the Company incurred net losses totaling $1,330,860 and $199,682 respectively. In the event that the Company is unable to generate sufficient revenues from operations, or is unable to obtain additional financing, it may be unable to continue to develop and support its present cost levels and continue as a going concern. The Company is presently seeking to raise additional equity through the sale of its common stock for financing to develop a professionally developed brand awareness advertising campaign and to expand its marketing efforts in order to generate additional revenues. No assurance can be given that the Company will be successful in achieving its revenue growth strategy; or that it will obtain financing at terms that are acceptable to the Company.

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

OUTLOOK

     During the past two quarters the Company has laid the groundwork to begin its strategic focus of expanding to the development of a retail approach that encompasses a brand and product awareness campaign in key markets. This approach is expected to increase sales volumes and promote relationships with automotive after-market chains while enhancing our presence with the leaders in the industrial markets, which are end users, or already have established lines of distribution and marketing capital. The brand awareness began with the INDY race car/Robby Unser sponsorship and it has been very well received by the various automotive retail chains that the Company wants to carry its PetroMoly Products. The media campaign has already began in several key markets, and will roll out to other markets over the next two quarters providing the capital is available.

Management also continues to plan for its technology to be used by other existing brands, in the form of licensing, additive supplier or otherwise. This plan requires an additional investment in both time and finances as the completed packages have demands that extensively demonstrate answers to marketability, and liability concerns. The Company is presently exploring various methods to satisfy various issues that a strategic alliance may present in effort to enhance the plausibility of such. Management believes the issues at hand are easily resolved and also believe that a potential alliance would be viewed positively by the investment community and likewise may translate to greater shareholder value.

     With the progressing sales relationships maturing and the new product lines being marketed, the Company expects operating margins and revenues to improve during fiscal 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board  of  Directors  and  Stockholders
      Worldwide  Petromoly,  Inc.  and  Subsidiaries

We have reviewed the accompanying balance sheets of Worldwide Petromoly, Inc. and Subsidiaries as of March 31, 2000, and the related statements of income for the three month and nine month periods then ended and the statement of cash flows for the nine month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Worldwide Petromoly, Inc. and Subsidiaries as of June 30, 1999, and the related statements of operations and cash flows for the year then ended (not presented separately herein), and in our report dated September 17, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                        Jackson  &  Rhodes  P.C.


Dallas,  Texas
May  21,  2000

PART  II  -  OTHER  INFORMATION

Item  2.  Changes  in  Securities

     During the three months ended December 31, 1999, there were no transactions that were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof.

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 2000


                               Worldwide PetroMoly, Inc.
 2000      By:  /s/  Gilbert  Gertner
                     Gilbert  Gertner
                     Director  and
                     Chairman  of  the  Board

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:


2000      By:  /s/  Gilbert  Gertner
                    Gilbert  Gertner
                    Director  and
                    Chairman  of  the  Board

2000      By:  /s/  Lance  Rosmarin

                       Lance  Rosmarin
                       Director,  President,
                       Secretary  and
                       Chief  Financialand  Accounting  Officer