Form 10KSB
period 2000-06-30
WORLDWIDE PETROMOLY INC
filed 2000-10-13
CIK 928375

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Fiscal Year Ended: June 30, 2000.
                                       OR
    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE  ACT  OF  1934

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the year ended June 30, 2000 were $826,000. The aggregate market value of Common Stock held by non-affiliates of the registrant as of October 10, 2000, based upon the last reported sales prices on the OTCBB, was $2,699,703. As of October 10, 2000, there were 23,938,080 shares of Common Stock outstanding.

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

BUSINESS--GENERAL

     The Company is engaged in the business of manufacturing, marketing and distributing a line of molybdenum fortified lubricant products called PetroMoly
(tm), which uses the Company's proprietary technology called MOLYTECH (tm) to blend an extended drain, high performance engine oil designed to enhance and maintain all types of engines at their peak levels. The Company has formulated products for use in Indy style racing cars, commercial fleets and retail consumer use. One of the Company's principal promotional efforts is its INDY style racing car sponsorship of racecar drivers Robby Unser and Jacques Lazier who drive the PetroMoly race car, which uses the racing formulation of PetroMoly with molytech.

MARKETING--GENERAL

     The Company's immediate focus is on planning for a regional retail campaign, while adding new racing, industrial and commercial customers to its customer base. An infomercial is planned to air nationwide, which will exhibit the Company's technology by featuring an oil additive that utilizes molytech, the same proprietary formulation used in all of the Company's lubrication products.

     The industrial and commercial sales process takes a minimum of three to six months because such customers typically want to test the Company's products for 90 days before making any decisions. Some of the Company's current customers are Continental Airlines, Enron, American Equipment, a division of Fluor Daniels, American Energy, Mooney Oil, the City of Coral Springs, Bennett Auto Supply, The Oil Connection Lube Centers and Wichita Tillman and Jackson Railroad.

     Based on various tests which have been conducted, the Company believes that its product line offers several competitive advantages over other products. These benefits include an increase in the time between oil changes, an increase in fuel economy, longer engine life, improved engine performance, and an ability to substantially reduce harmful exhaust emissions, engine wear and friction.

     Currently nearly all of the Company's personnel are involved in marketing the Company's products. The target markets are racing cars, industrial, commercial user markets, and consumer markets for passenger cars and light trucks. The Company also has begun to approach the direct retail markets through the Company's sales personnel. The Company is looking for premium shelf space in automobile parts retail chains and lube center chains. To help promote brand awareness, the Company is actively seeking to selling PetroMoly (tm) Oil Treatment using various mediums including television, radio and print advertisements, and is presently seeking marketing alliances for this purpose.

Marketing--Internet  and  E-Commerce

     The Company's web site is www.petromoly.com. The U.S. Bureau of Statistics has forecasted that the average U.S. consumer who owns a computer will make 20% of their purchases on-line by the year 2002, and that usage is expected to grow with each successive year.

The Company has plans to continuously stay current in the field of e-commerce. The Company's Internet activities include the revamping of the Company's
Internet web site, and making it easier and more attractive for on-line customers to purchase products. Existing industrial customers will be able to re-order products on line, and can issue purchase orders as well as check on their individual account status. The site is scheduled to be a secured site, and will be state of the art on technology.

ENGINE  OIL  AND  OIL  ADDITIVE  PRODUCTS

       The Company currently offers the following products for the markets indicated:

1.     Racing  Car  Motor  Oil  - For the professional competitive racing market
which  includes   Indy  style  racing  as  well  as  NASCAR  and  straight-track competition.

2. Passenger and Other Automotive Oil Additive - PetroMoly Oil Treatment - This product is sold in sixteen ounce containers to be added at every oil change

3. Passenger and Other Automotive Gasoline Additive - PetroMoly Fuel Treatment - This product is sold in sixteen ounce containers to be added at every 5000 miles.

4. Passenger and Other Automotive Coolant Additive - PetroMoly Radiator Treatment -
This product is sold in sixteen ounce containers to be added only once every five years

5. Passenger Cars, Light Duty Trucks, Vans and Utility Vehicles - SAE HP 10W-30, HP 5W-30, HP 20W-50, and LDF SAE 15W-40.

6. Industrial Engine Oil - HD SAE 40 Engine Oil - This was the Company's first product and it is used as a general purpose industrial oil. It is available in one quart containers, fifty-five gallon drums and in bulk shipments.

7. Railroads - HD SAE 40 RR Engine Oil - The railroad industry is a major market for the Company. The Company has received favorable test results from Kyle Railroad, North Coast Railroad and Washington Central Railroad. This product is available in fifty-five gallon drums up to rail car quantities.

8. Natural Gas Compressor Applications - NGC SAE 30 or SAE 40, Premium AA and LA. The Company has received favorable responses to this specialized product, from the CBS co-generation plant at their Los Angeles studio, demonstrating an ability to triple drain intervals for servicing the equipment. This product is available in fifty-five gallon drums up to rail car quantities.

PATENTS,  TRADEMARKS  AND  LICENSES

     During November, 1994, the Company filed an application with the United States Patent and Trademark Office for a patent on PetroMoly. During December 1995, the Company received a Notice of Allowability indicating that a patent would be granted for PetroMoly provided that certain formalities are met. The Company has filed a continuance for another three years to protect the disclosure in the patent application from the public. The Company presently has plans to re-file an application if Management determines that disclosing the Company's intellectual property in the form of a patent is in the best interest of the Shareholders. The Company also holds the rights to the registered trademark "PetroMoly (tm)" and "Molytech (tm)."

COMPETITION

     Management believes that there is no other fully formulated motor oil like PetroMoly on the market. The major competitive products are the synthetic oils; however, the Company believes their additional expense for synthetics is often not justified by actual benefits with out Molytech in their formulations. In many industrial applications there are also operational limitations to the synthetic oils. Conventional motor oils differ according to their additive packages. Most general use oils are similar in their makeup. As a result, there is heavy competition in the consumer oils market due to the similarity of the products. Pennzoil has been the market share leader in passenger car motor oils for 13 years. It introduced its first synthetic motor oil, Performax 5W-50, in late 1992. Pennzoil has a nationwide distribution system and they continue to expand to the international market. The Quaker State Corporation is another major competitor in the passenger car motor oil industry with distribution and products very similar to Pennzoil. The industrial market has substantially less competition due to the unique operational requirements of many industrial applications. In these applications the customers are less sensitive to the purchase price of the product and base their purchasing decisions on extensive real-life testing to determine operational advantages and cost savings from prospective products. This process is more time consuming than traditional consumer sales due to its one-on-one sales requirements. The Company intends to compete both in the industrial and consumer motor oil markets by offering a product which the Company believes provides significant benefits over competing products. The major focus in the past has been in the commercial and industrial areas, and now the Company is ready for a significant retail exposure.

MANUFACTURING

     Fully formulated PetroMoly is not a synthetic (except for its racing formulations), has no exotic ingredients, and is relatively inexpensive to produce. The secret to PetroMoly's success is the proprietary blending process which combines common components with high-grade base oil stock. To provide rapid response to market needs without significant capital investment, the Company has chosen to use existing contract blending companies to produce the Company's products. The primary blending facility at this point is Mega Lubricants, Inc., located in Houston, Texas. The Company also uses Forsythe
Lubrication Association, Ltd. in Canada as a blender. Mega Lubricants is producing all of the Company's packaged goods (i.e. quarts and gallons) for the passenger car and light truck markets. Forsythe is capable of producing railroad products, as well as 15W-40 and 10W-30. LSC in California and South Coast Terminals in Texas are also under contract for production and will expand as the market grows. With these producers, the Company is able to produce and ship products economically to any locality in the United States or Canada. Additional manufacturers will be selected as necessary.

RESEARCH  AND  DEVELOPMENT

     The Company spent approximately $109,000 in 2000 and $39,000 in 1999 on research and development , in connection with methods of formulation and production of its products.

EMPLOYEES

     The Company presently has 11 employees, of which 4 are in management positions, including corporate and administrative operations, and 7 are engaged in sales.

MAJOR  CUSTOMERS

     During the year ended June 30, 2000, approximately 60% of the Company's revenues were received from 3 customers , as compared to June 30, 1999 where 50% of the Company's revenues were received from 2 customers.

Item  2.     PROPERTIES

     The Company maintains its corporate offices at 1300 Post Oak Boulevard, Houston, Texas 77056. The Company rents approximately 932 square feet at this location and pays approximately $1,200 per month for rent pursuant to a lease, which expires on December 14, 2001. The Company also subleases approximately 1,200 square feet at this location and pays approximately $1,500 per month for subleasing this space pursuant to a sublease, which expires on December 31, 2000. The Company also rents approximately 5,184 square feet at 757 Kenrick, Houston, Texas 77060, pursuant to a lease which requires monthly payments of approximately $2,330 and which expires October , 2002. The Company believes that its properties are suitable and adequate for its present and contemplated operations.

Item  3.     LEGAL  PROCEEDINGS

     The  Company  is  not  currently  a  party  to  any  pending  litigation.

Item  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

                  None

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


                High Bid   Low Bid
1999

First Quarter   $  1-5/16  $   7/16
Second Quarter  $   13/16  $    3/8
Third Quarter   $   2-5/8  $    1/2
Fourth Quarter  $   1-1/2  $    7/8

2000

First Quarter   $    1.26  $    .71
Second Quarter  $     .93  $    .46
Third Quarter   $    1.00  $    .47
Fourth Quarter  $     .68  $    .25


     On October 10, 2000, the closing bid for the Common Stock as reported by the OTCBB was $.25. On October 10, 1999, there were approximately 2,100 stockholders of record of the Common Stock.

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

     During the year ended June 30, 2000, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

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

     In July, 1999, the Company sold 100,000 shares of common stock to a consultant for cash consideration of $.50 per share. At the same time, the Company granted to this consultant an option to purchase up to 50,000 shares of common stock at an exercise price of $.50 per share as consideration for consulting services rendered. This transaction was made pursuant to section 4(2) of the Securities Act of 1933 as amended

     In February, 2000, the Company issued 75,000 shares of common stock to another consultant as a retainer for consulting services to be performed. This transaction was made pursuant to section 4(2) of the Securities Act of 1933 as amended

   In December, 1999 and in February and March 2000, the Company issued a total of 272,700 shares of common stock to non-management employees as incentive compensation. This transaction was made pursuant to section 4(2) of the Securities Act of 1933 as amended

On May 24, 2000 and on June 15, 2000 the company sold and issued 235,000 shares of common stock at an average of 47 cents per share. This transaction was made pursuant to section 4(2) of the Securities Act of 1933 as amended


On May 24, 2000 the company issued 75,000 shares of common stock at 39 cents a share as payment for a sponsorship in the Indy Racing League racecar. This transaction was made pursuant to section 4(2) of the Securities Act of 1933 as amended


On June 15, 2000, the company issued 100,000 shares of common at 35 cents per share as Pre-paid payment for a sponsorship in the Indy Racing League. This transaction was made pursuant to section 4(2) of the Securities Act of 1933 as amended


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Going  Concern  Qualification  by  the  Company's  Independent  Auditor

     The Company's independent auditor has included a going concern qualification in the auditor's report. See, Financial Statements. The Company incurred net operating losses for the two years ending June 30, 2000 and 1999. Operating expenses and other financial obligations have been met, primarily, by the sale of Company stock. There is no assurance that the Company will be able to continue to sell stock to fund operations. These factors create substantial doubt about the Company's ability to continue as a going concern.

     RESULTS  OF  OPERATIONS  -GENERAL
     ---------------------------------

     In July 1996, the Company's operating subsidiary, Worldwide PetroMoly Corporation, was acquired through a reverse acquisition by Ogden McDonald & Company (former symbol-OGDM) preceded by approximately $4,000,000 of investment capital to provide the Company adequate funding to build a foundation for growth and industrial brand awareness of its new lubricating technology. Since the acquisition of Worldwide PetroMoly Corporation, now a subsidiary, by the Company (name changed to Worldwide PetroMoly Inc. Symbol-MOLY), the Company's structure changed significantly to reflect the activities of its subsidiary. In its fourth year of operation, the Company has streamlined various aspects of the sales force and the Company's infrastructure. These activities included scaling down the salaried sales personnel. The focus has been on expanding and improving the product lines and developing lines of distribution to enhance sales volume, spending the appropriate and necessary amount of capital for product certification and quality control, and initiating new concepts that further display the Company's technology and product lines in new markets as well as strengthen existing markets. The two areas of primary focus has remained shifted from the commercial and industrial market, to the retail/passenger car market. Management's strategy to gain retail acceptance and credibility began by designing a specially formulated moly racing-oil designed for INDY style motors, which was tested last year, saw a successful debut in the 1999 Indy Racing League (IRL) including an eight place finish at the Indianapolis 500 driven by veteran driver Robby Unser, and a second place finish at the league's Atlanta race. The Company has since sponsored other teams and drivers to futher demonstrate the effectiveness of its technology-- Also product development successfully focused on applying the proprietary technology to produce new products such as high performance gear oil treatment and straight- track oil for competition drag racing engines. The company also continued its development of cutting oils for threading, armament oil to private label, a two cycle engine oil additive for motorcycles and outboard motors, a moly-grease, an emissions reducing fuel treatment, and a very effective oil additive called PetroMoly Oil Treatment designed for automobiles and light trucks.

     Other activities include: the redesigning and upgrading of the corporate web site, product brochures, product labels and packaging; bottle mold development for the Company's new products, the purchasing of additional operational equipment, printing investor brochures along with related marketing materials. The Company also invested in lab equipment for the purpose of further testing its oil treatment to document stringent scientific tests required by the Federal Trade Commission to make claims on engine enhancements, emissions reduction, and fuel economy improvement. The Company intends to use the test results derived to promote this additive product on a highly creative product awareness campaign in an "long form" and "short form" television advertisement, that is designed to support the retail distribution of the Company's products and/or organically grow the sales and distribution of its products through e-commerce or fulfillment through direct response.

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

     The Company has continued to receive inquiries from motor vehicle fleet operators as a result of the publicity associated with the test results that PetroMoly achieved from subjecting its product to various independent US Environmental Protection Agency sanctioned lab tests that documented and certified the superior results of PetroMoly engine oil. Although these tests are costly as well as time consuming, management believes they add to the Company and further its ability to market the Company's technology. The Environmental Protection Agency listed PetroMoly in the Federal register February 1999 for achieving improvements in both fuel economy and emissions reduction.

     Also the Company's web site, www.petromoly.com, has become a more popular place for purchasing the Company's automotive products over this past year.

     YEAR  ENDED  JUNE  30,  2000,  COMPARED  TO  YEAR  ENDED  JUNE  30,  1999

     Total net sales for the year ended June 30, 1999 were $519,682 as compared to $825,000 for the year ended June 30, 2000, a 58% increase. The reason for the increase is Management's decision to expand to retail markets versus an earlier strategy to concentrate the sales resources on procuring a few large industrial customers that are known industry leaders. Sales discounts, selective sampling of products, together with long attentive testing periods were however continued to be practiced to educate the strategic customers about the new lubricant technology. The Company continued to benefit from publicity from its association with Continental Airlines, and this has led to discussions and testing with other industry related companies. The Company also continued to received a considerable amount of attention from the IRL racing sponsorship, and racing results of race cars using PetroMoly products. Management believes that the next fiscal year will prove that the racing affiliation and marketing strategy will reward the Company with increased revenues, PetroMoly product awareness and fiscal commitments.

 Cost of sales as a percentage of net sales remained fairly constant, with a slight increase from 63% for the year ended June 30, 1999, to 64.7% for the year ended June 30, 2000. The Company is continuing to interview several strategically located blending facilities throughout North America, South America and Europe. Once these blending agreements are in place, proximity will dictate lower freight cost thus reducing the cost of goods. A material drop in costs is anticipated due to the economies of scale with increased volume production runs. The demand associated with the caliber of customers that the Company has been targeting, as well as the projected increase in retail demand from the anticipated brand awareness infomercial campaign could qualify the Company for a decrease in the cost of production runs with increased purchasing commitments.

     Selling, general and administrative expenses were also similar to the previous year as it was $3,334,021 for the year ended June 30, 2000, from $3,300,609 for the year ended June 30, 1999. The amounts in expenses were in large part comprised of non-cash transactional payments in the form of shares and options granted as compensation to non-employees totaling approximately $1,020,508 as compared to $2,780,000 for fiscal 1999.

     LIQUIDITY  AND  CAPITAL  RESOURCES.

     At June 30, 2000, the Company had positive working capital in the amount of $399,921 compared to June 30, 1999, working capital was in the amount of $1,446,745 including $936,340 in prepaid expense which included the Indy race car sponsorship.

     Operating activities for the year ended June 30, 2000 used cash of $1,284,515 compared to $950,395 for the year ended June 30, 1999. This use of cash was principally the result of the Company's expenses for operations and new marketing costs associated with the retail and awareness campaign

     Net cash provided from financing activities in 2000 was $860,742, of which $700,742 came from advances by stockholder, Mr. Gertner. Net cash provided from financing activities in 1999 was $1,142,562.

     As of June 30, 2000, the Company had no material commitments for capital expenditures.

     At June 30, 2000, the Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely or not that the deferred tax asset would be utilized.

     For the years ended June 30, 2000 and 1999, the Company incurred net losses totaling $3,030,597 and $2,942,441 respectively. In the event that the Company is unable to generate sufficient revenues from operations, or is unable to obtain additional financing, it may be unable to continue to develop and support its present cost levels and continue as a going concern. The Company is presently seeking to raise additional equity through the sale of its common stock for financing to develop a professionally administered brand awareness advertising campaign and to expand its marketing efforts in order to generate additional revenues. No assurance can be given that the Company will be successful in achieving its revenue growth strategy; or that it will obtain financing at terms that are acceptable to the Company.


OUTLOOK

     The year ended June 30, 2000 was a year of more development for the Company as its strategic focus has expanded to the development of a retail approach that encompasses a brand and product awareness campaign in strategic markets. This approach is expected to increase sales volume and promote relationships with automotive after-market chains while enhancing our presence with the leaders in the industrial markets, which are end users, or already have established lines of distribution and marketing capital. The brand awareness began with the INDY race car/Robby Unser sponsorship and it has been very well received by the various automotive retail chains that the Company wants to carry its PetroMoly Products. The media campaign, which began in this second calendar quarter of 2001, will roll out in strategic regions where the markets have been proven to respond to this product category using direct marketing, 30 minute (long form) and 2 minute (short form) advertisements.

     Lastly, the Company's trademarked name "molytech", that embodies the Company's proprietary technology of which the US patent office had issued a "letter of acceptability" is being marketed and promoted as the common element used in all of the Company's lubrication products. Management is continuing to actively pursue licensing agreements with major oil companies to utilize molytech in their existing lines, where the Company would receive royalty income with pre-negotiated minimum volumes.

     With the progressing sales relationships maturing and the new product lines being marketed, the Company expects operating margins and revenues to improve during fiscal 2001.

achieving  improvements in both fuel economy  and  emissions  reduction.



Item  7.     FINANCIAL  STATEMENTS

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;

Name                 Age              Positions  Held
----                 ---              ------------------------------------------
Gilbert  Gertner*     75              Chairman  of  the  Board,  Director
                                      and Chief Executive Officer of the Company

Lance  Rosmarin*      38              Director,  President,  Secretary and Chief
                                      Financial  and  Accounting  Officer

Norton  Cooper        68              Director
------------------------
* Gilbert Gertner is the stepfather of Lance Rosmarin. There is no family relationship between any other officer and director of the Company.

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

Item  10.     EXECUTIVE  COMPENSATION

   The following table reflects all forms of compensation for services to the Company for the fiscal years ended June 30, 1999, 1998 and 1997 of the Chief Executive Officer of the Company

                                 SUMMARY  COMPENSATION  TABLE
             ANNUAL  COMPENSATION                           LONG  TERM  COMPENSATION
             --------------------                           ------------------------
                                                           AWARDS                PAYOUTS
                                                OTHER      ------                -------
NAME AND                                        ANNUAL   RESTRICTED SECURITIES
PRINCIPAL                                       COMPEN-    STOCK    UNDERLYING     LTIP     ALL
POSITION     YEAR      SALARY       BONUS       SATION     AWARDS  OPTIONS/SARS   PAYOUTS  Other
---------  --------  -----------  ----------  -----------  ------  -------------  -------  -----
              2000   $       -0-         -0-         -0-      -0-           -0-       -0-    -0-
Gilber     1999 (1)  $       -0-         -0-         -0-      -0-           -0-       -0-    -0-
Gertner       1998   $   110,000         -0-  $11,400 (2)     -0-     95,000 (3)      -0-    -0-
CEO

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

EMPLOYMENT  AGREEMENTS

     Effective August 1, 1996, Worldwide PetroMoly Corporation entered into a five year employment with Mr. Gertner, which provides that Mr. Gertner receive $144,000 in compensation during the first and second year of the agreement, and $180,000 per year during the final three years of the agreement. The agreement also provides that Mr. Gertner receive $950 per month as an automobile allowance. The agreement also contains a non-compete provision during the term of the agreement and for a period of five years following the termination of the agreement. Mr. Gertner waived his compensation and automobile allowance for fiscal year 2000.

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

                               Amount  and  Nature       Common Stock
Name and Address             of Beneficial Ownership   Percent of Class
---------------------------  ------------------------  -----------------
Gilbert Gertner                        11,253,000 (1)              50.1%
1300 Post Oak Boulevard,                      Direct
Houston, Texas 77056

Lance Rosmarin                            845,000 (2)               3.5%
1300 Post Oak Boulevard,                      Direct
Houston, Texas 77056

Norton Cooper                             813,000 (3)               3.4%
1300 Post Oak Boulevard,                      Direct
Houston, Texas 77056

All Directors and Officers
as a Group (3 Persons)                    12,211,000               56.9%
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

     From time to time, the Company's principal stockholder, Gilbert Gertner, has made unsecured, non-interest-bearing advances of working capital funds to the Company. The outstanding balance of the advances as of June 30, 2000 and June 30, 1999 were $934,378 and $233,635 respectively. Mr. Gertner has agreed to defer repayment of these advances until excess cash flow of the Company allows the repayment.

Item  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

27.1     ***   Financial  Data  Schedule
-----------------


(b)  Reports  on  Form  8-K.

     None

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 13, 2000.


                                       Worldwide  PetroMoly,  Inc.

                                       By:  /s/  Gilbert  Gertner
                                       ----------------------------------
                                       Gilbert  Gertner
                                       Director and Chairman of the Board


     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:



October  13,  2000                     By:  /s/  Gilbert  Gertner
                                       ----------------------------------
                                       Gilbert  Gertner
                                       Director  and
                                       Chairman  of  the  Board



October  13,  2000                     By:  /s/  Lance  Rosmarin
                                       ----------------------------------
                                       Lance  Rosmarin
                                       Director,  President,
                                       Secretary  and
                                       Chief  Financial
                                       and  Accounting  Officer



October  13,  2000                     By:
                                       ----------------------------------
                                       Norton  Cooper
                                       Director

                            WORLDWIDE  PETROMOLY,  INC.

                   INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


--------------------------------------------                        Page

Independent Auditors' Reports                                        F-2

Balance Sheets as of June 30, 2000 and 1999                          F-3

Statements of Operations
  For the Years Ended June 30, 2000 and 1999                         F-4

Statements of Changes in Stockholders' Equity
  For the Years Ended June 30, 2000 and 1999                         F-5

Statements of Cash Flows
  For the Years Ended June 30, 2000 and 1999                         F-6

Notes to Consolidated Financial Statements                           F-7

             REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

To  the  Board  of  Directors  of
Worldwide  Petromoly,  Inc.

We have audited the accompanying consolidated balance sheet of Worldwide Petromoly, Inc. as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Worldwide PetroMoly, Inc. at June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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




                                        Jackson  &  Rhodes  P.C.

October  6,  2000
Dallas,  Texas

                                 WORLDWIDE PETROMOLY, INC.
                                CONSOLIDATED BALANCE SHEETS
                                   June 30, 2000 and 1999

                                           Assets

                                                                   2000           1999
                                                               -------------  -------------
Current assets:
  Cash and cash equivalents                                    $    170,858   $    603,336
  Receivables:
    Trade (less allowance for doubtful accounts of                  411,905        270,794
       $61,804 and $27,927 in 2000 and 1999, respectively)
    Affiliate companies (Note 6)                                      5,684         20,383
  Inventories (Note 4)                                              198,976        115,690
  Prepaid expenses                                                   79,884        936,340
                                                               -------------  -------------
     Total current assets                                           867,307      1,946,543
                                                               -------------  -------------

Property, plant and equipment, net (Note 5)                          92,297        102,523
                                                               -------------  -------------

                                                               $    959,604   $  2,049,066
                                                               =============  =============

                       Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable and accrued expenses                        $    556,058   $    496,173
  Notes payable                                                       3,625          3,625
                                                               -------------  -------------
    Total current liabilities                                       559,683        499,798

Advances from  stockholder (Note 7)                                 934,378        233,636
                                                               -------------  -------------

    Total liabilities                                             1,494,061        733,434
                                                               -------------  -------------

Commitments and contingencies (Note 8)                                    -              -

Stockholders' equity (deficit):
  Preferred stock, no par value, 10,000,000 shares                        -              -
    authorized, none issued
  Common stock, no par value, 800,000,000 shares authorized,
     22,698,482 and 20,780,915 shares issued and outstanding     12,635,379     11,454,871
  Accumulated deficit                                           (13,169,836)   (10,139,239)
                                                               -------------  -------------
    Total stockholders' equity (deficit)                           (534,457)     1,315,632
                                                               -------------  -------------
                                                               $    959,604   $  2,049,066
                                                               =============  =============


          See accompanying notes to consolidated financial statements.

                            WORLDWIDE PETROMOLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended June 30, 2000 and 1999

                                                  2000          1999
                                              ------------  ------------

Net sales                                     $   825,721   $   519,682

Cost of goods sold                                534,572       329,392
                                              ------------  ------------

Gross profit                                      291,149       190,290

Selling, general and administrative expenses    3,334,021     3,300,609
                                              ------------  ------------

Loss from operations                           (3,042,872)   (3,110,319)

Other income (expense):
   Interest income                                 12,739         4,518
   Interest expense                               (18,269)      (15,051)
   Gain on sale of marketable securities           13,574       212,607
   Miscellaneous income (expense), net              4,231       (34,196)
                                              ------------  ------------
                                                   12,275       167,878
                                              ------------  ------------

Net Loss                                      $(3,030,597)  $(2,942,441)
                                              ============  ============

Loss per common share:
     Basic                                    $     (0.14)  $     (0.16)
                                              ============  ============

     Diluted                                  $     (0.15)  $     (0.16)
                                              ============  ============

Weighted average common shares outstanding:
   Basic                                       21,566,802    18,373,469
                                              ============  ============
   Fully diluted                               20,396,039    17,962,417
                                              ============  ============


          See accompanying notes to consolidated financial statements.

                                        WORLDWIDE PETROMOLY, INC.
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   Years Ended June 30, 2000 and 1999


                                                          Common Stock
                                                          ------------       Accumulated
                                                      Shares      Amount        Deficit        Total
                                                    ----------  -----------  -------------  ------------

Balance, June 30, 1998                              17,247,500    7,493,228    (7,196,798)      296,430

Sale of common stock for cash                          135,000       84,664             -        84,664

Proceeds from options exercised                      1,863,750    1,096,900             -     1,096,900

Issuance of common stock to non-
  employees in exchange for services rendered
  (includes $925,000 reflected as prepaid expense
  at June 30, 1999)                                  1,534,665    1,999,679             -     1,999,679

Stock options granted-
  in exchange for services rendered                          -      780,400             -       780,400

Net loss                                                     -            -    (2,942,441)   (2,942,441)
                                                    ----------  -----------  -------------  ------------
Balance, June 30, 1999                              20,780,915   11,454,871   (10,139,239)    1,315,632

Sale of common stock for cash                          335,000      160,000             -       160,000

Issuance of common stock to non-
  employees in exchange for services rendered
  (includes $64,250 reflected as prepaid expense
  at June 30, 2000)                                  1,582,567      986,027             -       986,027

Stock options granted-
  in exchange for services rendered                          -       34,481             -        34,481

Net loss                                                     -            -    (3,030,597)   (3,030,597)
Balance, June 30, 2000                              22,698,482  $12,635,379  $(13,169,836)  $  (534,457)
                                                    ==========  ===========  =============  ============


          See accompanying notes to consolidated financial statements.

                                 WORLDWIDE PETROMOLY, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended June 30, 2000 and 1999


                                                                    2000          1999
                                                                ------------  ------------

Cash flows from operating activities:
  Net loss                                                      $(3,030,597)  $(2,942,441)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                     33,630        29,832
    Common stock issued to non-employees for services rendered      986,027     1,999,679
    Stock options granted to non-employees for services              34,481       780,400
    Changes in operating assets and liabilities:
      Accounts receivable                                          (141,111)     (144,650)
      Inventories                                                   (83,286)      (70,296)
      Prepaid expenses and other assets                             856,456      (925,500)
      Accounts payable and accrued expenses                          59,885       322,581
                                                                ------------  ------------
        Net cash used in operating activities                    (1,284,515)     (950,395)
                                                                ------------  ------------

Cash flows from investing activities:
  Restricted investments in certificates of deposit                       -       276,579
  Capital expenditures                                              (23,404)      (10,936)
  Repayments on loans to related parties                             14,699       111,151
                                                                ------------  ------------
        Net cash provided by investing activities                    (8,705)      376,794
                                                                ------------  ------------

Cash flows from financing activities:
  Proceeds from private offering, net of offering costs             160,000        84,664
  Proceeds from options exercised                                         -     1,096,900
  Repayments of notes payable                                             -      (156,375)
  Advances from and repayments to stockholders                      700,742       117,373
                                                                ------------  ------------
        Net cash provided by (used in) financing activities         860,742     1,142,562
                                                                ------------  ------------

Net decrease in cash and cash equivalents                          (432,478)      568,961

Cash and cash equivalents at beginning of year                      603,336        34,375
                                                                ------------  ------------

Cash and cash equivalents at end of year                        $   170,858   $   603,336
                                                                ============  ============

Supplemental disclosure:

                                                                $    18,269   $    15,051
                                                                ============  ============

Non-cash  transactions:
     During 2000 and 1999, the Company issued common stock for services rendered and stock  options  were  granted  for  services  rendered  (Note  9).


          See accompanying notes to consolidated financial statements.

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


1.   FINANCIAL CONDITION AND GOING CONCERN

     For each of the years ended June 30, 2000 and 1999, the Company incurred net losses totaling $3,030,597 and $2,942,441, respectively, and at June 30, 2000 had a stockholders' deficit of $534,457. These losses contributed to net cash used in operating activities of $1,284,515 and $950,395 for each of the years ended June 30, 2000 and 1999, respectively. As a result of these recurring losses and operating cash flow deficits, the Company will require additional working capital to develop and support its customer base, technologies and business until the Company either: (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) receives additional financing necessary to support the Company's working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Research and Development

     Research and development expenses are charged to operations as incurred. During the year ended June 30, 2000 and 1999, research and development costs were $109,095 and $39,000, respectively.

     Advertising

     Advertising  costs  are  expensed  as  incurred.   The  amount  charged  to
     advertising expenses was $117,744 and $35,865 for the years ended June 30, 2000 and 1999, respectively.

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

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Concentrations of Credit Risk

     The Company is required by FASB Statement 105, "Disclosure of Information about Financial Instruments with Concentrations of Credit Risk" to disclose concentrations of credit risk. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and certificates of deposit, trade accounts receivable and notes receivable with related parties. The Company places cash and temporary cash investments, which, at times, exceed FDIC insurance limits, in financial institutions with strong credit ratings. The Company extends credit in the normal course of business to a number of customers in the transportation industry. As of June 30, 2000, the Company had uncollateralized receivables with three customers approximating $391,000, which represents 82% of the Company's trade account balance, including the related party. As of June 30, 1999, the

2.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Concentrations of Credit Risk (Continued)

     Company had uncollateralized receivables with three customers approximating $274,634, which represents 86% of the Company's trade account balance, including the related party. During fiscal 2000, sales to three customers amounted to approximately 33%, 30% and 13% of the Company's revenues. During fiscal 1999, sales to two customers amounted to approximately 33% and 17% of the Company's revenues.

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

     Stock Based Compensation

     In October 1995, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" was issued which establishes financial accounting and reporting standards for stock-based employee compensation plans, effective for fiscal years beginning after December 15, 1995. Those plans include all arrangements by which employees receive shares of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. The Statement also applies to transactions in which an entity issues its equity securities or other equity investments to acquire goods or services from non-employees. As of June 30, 2000, the Company has stock options outstanding under its 1996 Stock Option Plan (see Note 10).

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



3.   REVERSE MERGER

     On July 22, 1996, a reverse merger was consummated, whereby Ogden McDonald offered one share of its common stock for each share of WPC's issued and outstanding common stock, or a total of 14,507,500 restricted shares. WPC became a wholly-owned subsidiary of, and WPC stockholders assumed 90.6% ownership in Ogden McDonald as

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   REVERSE MERGER (CONTINUED)

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

4.   INVENTORIES

     The major components of inventories as of June 30, 2000 and 1999 are as follows:

                                           2000                1999
                                         --------            --------
     Finished goods                      $170,711            $ 93,479

     Raw materials and packaging           28,265              22,211
                                         --------            --------
                                         $198,976            $115,690
                                         ========            ========

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of June 30, 2000 and 1999:

                                           2000       1999
                                        ----------  ---------
      Office furnishings and equipment  $ 164,995   $141,591
      Machinery and equipment              17,616     17,616
      Vehicles                             12,062     12,062
                                        ----------  ---------
                                          194,673    171,269
         Less accumulated depreciation   (102,376)   (68,746)
                                        $  92,297   $102,523
                                        ==========  =========

6.   RELATED PARTY TRANSACTIONS

     Accounts Receivable - Related Party

     The Company has sold products to an entity that is controlled by the Company's majority stockholder. Sales and the amount due from the entity at June 30, 2000 were zero and $6,000, respectively. Sales and the amount due from the entity at June 30, 1999 were approximately $29,000 and $20,000, respectively.


     Advances from Stockholder

     Prior to the reverse merger, the principal stockholder of WPC who is now an officer and majority stockholder of the Company, advanced funds to the Company. During the years ended June 30, 2000 and 1999, the stockholder has advanced additional funds to the Company. The advances are interest-free.

7.   INCOME TAXES

     Deferred taxes are determined based on temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   INCOME TAXES (CONTINUED)


     Deferred tax assets are comprised of the following at June 30, 2000 and 1999:

                                           2000          1999
                                       ------------  ------------

     Net operating loss carryforwards  $ 3,613,000   $ 2,593,000
     Amortization expense                   25,500        25,500
     Bad debt expense                        7,000         7,000
                                       ------------  ------------
        Gross deferred tax asset         3,645,500     2,625,500
        Valuation allowance             (3,645,500)   (2,625,500)
                                       ------------  ------------
            Net deferred tax asset     $         -   $         -
                                       ============  ============

     The Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

     At June 30, 2000, the Company had net operating loss carryforwards totaling approximately $ available to reduce future taxable income through the year 2013. The net operating loss carryforwards expire as follows:

               Year ended December 31,                Amount
                                                    ----------
               2008                                 $   70,000
               2009                                    263,000
               2010                                    112,000
               Eighteen months ended June 30, 2012   2,753,000
               Year ended June 30, 2013              2,202,000
               Year ended June 30, 2014              2,180,000
               Year ended June 30, 2015              3,000,000
                                                    ----------
                                                   $10,580,000
                                                    ==========

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   COMMITMENTS

     The Company leases its office space and a vehicle under long-term operating lease agreements. At June 30, 2000, future minimum lease payments under these operating leases were as follows:

           2001                                                5,560
           2002                                                7,780

     Rent expense for the years ended June 30, 2000 and 1999 was $72,000 and $66,000, respectively.

     In August 1996, the Company entered into five year employment agreements with four officers at a combined annual salary of $361,000 (subject to escalation ranging from $385,000 in fiscal 1998 to $432,000 in fiscal 2001) plus a combined annual automobile allowance of $33,600. During fiscal years 2000 and 1999, two officers elected to forego their salaries, aggregating $300,000 each year.

9.   STOCK OPTIONS

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

     The Company has adopted the disclosure portion of SFAS No. 123. This statement requires the Company to provide proforma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000 and 1999 as follows:

          1.   Dividend yield of 0%

          2. Expected volatility of 199% and 150% for options granted in the years ended June 30, 2000 and 1999, respectively.

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   STOCK OPTIONS (CONTINUED)

          3. Risk-free interest rates of 5.5% and 4.5% for 2000 and 1999, respectively.

          4.   Expected term of 1 year.

     Under the accounting provisions of SFAS No. 123, the Company's net loss applicable to common stockholders and loss per share for the years ended June 30, 1999 would have been increased to the proforma amounts indicated below (there was no expense under SFAS No. 123 for the year ended June 30, 2000):

     Net loss applicable to common stockholders:

                                                          1999
                                                      ------------
     As reported                                      $(2,942,441)
                                                      ============
     Proforma                                         $(2,975,816)
                                                      ============

     Loss per share:
        As reported                                   $     (0.16)
                                                      ============
        Proforma                                      $     (0.16)
                                                      ============

     For the years ended June 30, 2000 and 1999, in accordance with SFAS No. 123, the Company accounted for options issued to non-employees for services rendered using the fair value method. The Company granted110,000 options to purchase an equal number of shares of common stock at exercise prices ranging from $.31 to $.50 per share to consultants during the year ended June 30, 2000. The Company granted 2,395,750 options to purchase an equal number of shares of common stock at exercise prices ranging from $.31 to $1.50 per share to consultants during the year ended June 30, 1999. The options vest immediately and expire 5 years from the date of grant. The options were granted for services rendered during the respective years. The Company recorded compensation expense in the amount of $34,481 and $7480,400 in the accompanying consolidated statements of loss for the years ended June 30, 2000 and 1999, respectively, based on the fair value of the options on the grant date using the Black-Scholes option pricing model.

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   STOCK OPTIONS (CONTINUED)

     A summary of the status of the Company's stock options as of June 30, 2000 and 1999, and changes during the years then ended is presented below.

                                                       2000                  1999
                                              ----------------------  -------------------
                                                            Weighted              Weighted
                                                             Average              Average
                                                            Exercise              Exercise
                                                Shares       Price      Shares     Price
                                              -----------  ---------  -----------  ------
      Outstanding at beginning                 3,982,000   $    0.59   3,462,000   $ 1.23
      Granted                                    110,000        0.48   2,493,750     0.57
      Exercised                                        -           -  (1,863,750)    0.59
      Forfeited                                 (525,000)       0.98    (110,000)    1.00
                                              -----------  ---------  -----------  ------
      Outstanding at end of year               3,567,000   $    0.53   3,982,000   $ 0.59
                                              ===========  =========  ===========  ======
      Options exercisable at end of year       3,567,000   $    0.53   3,882,000   $ 0.59
                                              ===========  =========  ===========  ======
      Weighted average fair value of options
         granted during the year                           $    0.33               $ 0.57
                                                           =========               ======


     The weighted  average  remaining  contractual life of the above options was
     1.8 and 2.8 years at June 30, 2000 and 1999, respectively.