Form 10QSB
period 2000-09-30
WORLDWIDE PETROMOLY INC
filed 2000-11-20
CIK 928375

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934; for the Quarterly Period Ended: September 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     At November 17, 2000, 24,748,815 shares of common stock, no par value, were  outstanding.
Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No [x]

                            WORLDWIDE PETROMOLY, INC.
                                    CONTENTS
                                    --------


                                                                      Page(s)
                                                                      -------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheets as of September 30, 2000
    (unaudited) and June 30, 2000. . . . . . . . . . . . . . . . . .        3

  Consolidated Statements of Operations for the three months
    ended September 30, 2000 and 1999 (both unaudited) . . . . . . .        4

    Notes to Consolidated Financial Statements . . . . . . . . . . . .  6 - 8

Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations. . . . . . . . . . . . . . . . . . . .   8 - 12


PART II - OTHER INFORMATION
--------------------------------------------------------------------
Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . .       13

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .       13

      (a)  Exhibits

      (b)  Reports on Form 8-K

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14
--------------------------------------------------------------------

                            WORLDWIDE PETROMOLY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                          September 30,    June 30,
                                                              2000           2000
                                                         --------------  ------------
                                                           (Unaudited)
                           ASSETS
-----------------------------------------------------

Current Assets:
Cash and Cash Equivalents . . . . . . . . . . . . . . .  $     107,122   $   170,858
Accounts Receivable:
  Trade . . . . . . . . . . . . . . . . . . . . . . . .        275,776       411,905
  Affiliated Companies. . . . . . . . . . . . . . . . .          5,684         5,684
Inventories . . . . . . . . . . . . . . . . . . . . . .        211,810       198,976
Prepaid Expense and Other . . . . . . . . . . . . . . .         81,173        79,884
                                                         --------------  ------------

Total Current Assets. . . . . . . . . . . . . . . . . .        681,565       867,307
                                                         --------------  ------------

Property and Equipment, Net (Note 3). . . . . . . . . .         85,271        92,297
                                                         --------------  ------------

Total Assets. . . . . . . . . . . . . . . . . . . . . .  $     766,836   $   959,604
                                                         ==============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------

Current Liabilities:
Accounts Payable and Accrued Expenses . . . . . . . . .  $     444,011   $   556,058
Notes Payable . . . . . . . . . . . . . . . . . . . . .          3,625         3,625
                                                         --------------  ------------

Total Current Liabilities . . . . . . . . . . . . . . .        447,636       559,683

Advances From Stockholder . . . . . . . . . . . . . . .        962,378       934,378
                                                         --------------  ------------

Total Liabilities . . . . . . . . . . . . . . . . . . .      1,410,014     1,494,061
                                                         --------------  ------------

Stockholders' Equity:
Preferred stock, no par value, 10,000,000 shares
  authorized, none issued . . . . . . . . . . . . . . . .           --            --
Common stock, no par value, 800,000,000 shares
  authorized; 24,398,815 issued and outstanding. . . .      12,837,379    12,635,379
Accumulated Deficit . . . . . . . . . . . . . . . . . .    (13,480,557)  (13,169,836)

Total Stockholders' Equity. . . . . . . . . . . . . . .       (643,178)     (534,457)
                                                         --------------  ------------

Total Liabilities and Stockholders' Equity. . . . . . .  $     766,836   $   959,604
                                                         ==============  ============

See  accompanying  notes  to  consolidated  financial  statements

                            WORLDWIDE PETROMOLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended
                                                            September 30,
                                                         2000          1999
                                                     ------------  ------------
                                                      (Unaudited)   (Unaudited)

Net Sales . . . . . . . . . . . . . . . . . . . . .  $   103,558   $   188,135

Cost of Sales . . . . . . . . . . . . . . . . . . .       69,489        89,700
                                                     ------------  ------------

Gross Profit. . . . . . . . . . . . . . . . . . . .       34,069        98,435

Selling, Administrative
and General Expenses. . . . . . . . . . . . . . . .      344,790       365,140
                                                     ------------  ------------

(Loss) From Operations. . . . . . . . . . . . . . .     (310,721)     (266,705)

Other Income, Net . . . . . . . . . . . . . . . . .                    147,370
                                                     ------------  ------------

Net (Loss). . . . . . . . . . . . . . . . . . . . .  $  (310,721)  $  (119,335)
                                                     ============  ============

Net (Loss) per Share. . . . . . . . . . . . . . . .  $      (.01)  $      (.01)
                                                     ============  ============

Weighted Average Number of
Common Shares Outstanding . . . . . . . . . . . . .   23,240,391    21,566,802
                                                     ============  ============

           See accompanying notes to consolidated financial statements

                            WORLDWIDE PETROMOLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                             Three Months Ended
                                                                September 30,
                                                            2000          1999
                                                       --------------  -----------
                                                         (Unaudited)   (Unaudited)
Cash Flows from Operating Activities:
  Net Loss. . . . . . . . . . . . . . . . . . . . . .  $    (310,721)  $ (119,335)
  Adjustments to reconcile
  Net Loss to Net Cash used in Operating Activities
  Depreciation. . . . . . . . . . . . . . . . . . . .          9,876        7,026
  Changes in Assets and Liabilities
  Accounts Receivable . . . . . . . . . . . . . . . .        136,129      159,776
  Inventories . . . . . . . . . . . . . . . . . . . .        (12,834)     (17,248)
  Prepaid Expense and Other Assets. . . . . . . . . .        ( 1,289)     (58,707)
  Accounts Payable and Accrued Expenses . . . . . . .       (112,047)    (196,211)
                                                       --------------  -----------

Net Cash used in Operating Activities . . . . . . . .       (290,886)    (224,699)
                                                       --------------  -----------

Cash Flows from Investing Activities:
  Capital Expenditures . . . . . . . . . . . . . .            (2,850)
                                                       --------------  -----------
  Net Cash provided by Investing Activities . . . . .         (2,850)        --

Cash Flows from Financing Activities:
  Proceeds from private offering                             202,000
  Borrowing from shareholder . . . . . . . . . . . .          28,000       86,800
                                                       --------------  -----------
  Net Cash provided by Financing Activities . . . . .        230,000       86,000


Net increase (decrease) in Cash and Cash Equivalents.        (63,736)    (137,899)

Cash and Cash Equivalents, Beginning of Period. . . .        170,858      603,336
                                                       --------------  -----------

Cash and Cash Equivalents, End of Period. . . . . . .  $     107,122   $  465,437
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

NOTE  3  -  PROPERTY  AND  EQUIPMENT

Property and equipment consists of the following as of September 30, 2000 and June 30, 2000:

                                   September 30   June 30
                                  -------------  ---------

Office furnishings and equipment  $    167,845   $164,995
Machinery and equipment. . . . .        17,616     17,616
Vehicles . . . . . . . . . . . .        12,062     12,062
                                  -------------  ---------
                                       197,523    194,673
Less accumulated depreciation. .      (112,252)  (102,376)
                                  -------------  ---------
Net property and equipment . . .  $     85,271   $ 92,297
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

     In the first fiscal quarter of the year 2001's operation, the Company has continued to expand various aspects of its marketing approach. The focus has been on expanding and improving the product lines and developing direct marketing sales to enhance sales volume, spending the appropriate and necessary amount of capital for additional product certification and quality control, and continuing its new concepts that further display the Company's technology and product lines in new markets as well as strengthen existing markets. The two areas of primary focus have shifted from prior years' concentrated strategy, which was the commercial and industrial market, to now include the retail/passenger car market.

Management's strategy to gain retail acceptance and credibility was launched in 1999 by its specially formulated Moly racing-oil, designed for INDY style motors, which was tested last year, and used by veteran driver Robby Unser who introduced PetroMoly's successful debut in the 1999 Indy Racing League (IRL), including an eighth place finish at the Indianapolis 500, and a second place finish at the league's Atlanta race. This quarter, the racing activities have continued in an attempt to enhance the Company's image and overall awareness, by setting the tone of which the Company's top of the line products are to be exposed to the market. The primary objective to the Company's paid racing sponsorships this quarter has been to capture some planned shots for an advertising video, that illustrate the Company's technology in very extreme situations, and gain testimonials from the users. Well known IRL drivers such as, Jacques Lazier, Richie Hearn and Davey Hamilton are also now added to the list of PetroMoly users, both past or present. Also, the Company continued its product development by successfully focusing on applying the proprietary technology to market new products such as high performance a 2-cycle oil treatment for use in various small engines and a radiator treatment for use all passenger cars. The company has continued its development of cutting oils for threading, armament oil to private label, a moly-grease, an emissions reducing fuel treatment, and presently has nationwide distribution of its very effective oil additive called PetroMoly Oil Treatment designed for automobiles and light trucks. The Company has had a distribution/purchase agreement with PEP Boys for the oil treatment, and the Company has plans to introduce its family of products through other distribution channels. So far the sales results have been slow to mature. This quarter the Company has invested in advertising spots for various strategic markets by airing more sixty-second radio ads that are aimed at creating brand awareness. Management believes that the awareness that is anticipated will aide the company to gain market share in both the retail and commercial/industrial sectors in these strategic markets.

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

THREE MONTHS ENDED SEPTEMBER  30,2000,  COMPARED TO THREE MONTHS ENDED SEPTEMBER
--------------------------------------------------------------------------------
30, 1999
--------

Total net sales for the three months ended September 30, 2000 were $103,558 as compared to $ 188,135 for the three months ended September 30, 1999, a 45% decrease. The reason for the decrease is credited due to Management's decision to focus on direct marketing strategies. There has been a seasonal drop in demand for automotive products in the last quarter. In the three quarters of fiscal 2000 versus an earlier strategy to concentrate the sales resources on procuring a few large industrial customers that are known industry leaders. Sales discounts and selective sampling of products, together with long attentive testing periods continued to be practiced to educate the strategic customers about the new lubricant technology. Management anticipates sales to increase rather significantly in the coming quarters due to its direct marketing efforts planned launch late in the second fiscal quarter

The Company continued to benefit from publicity from its association with Continental Airlines, and this has led to discussions and testing with other industry related companies. This quarter, the Company's distributor in California, EFFS, has ordered additional bulk shipments at discounted cost in a continuing joint effort with the Company to expand its market share in industrial fleets as well as retail shipments. The Company continued to receive a considerable amount of attention from the IRL racing sponsorship, and racing results of racecars using PetroMoly products. Management believes that the present sales and marketing strategy will reward the Company with increased revenues, PetroMoly product awareness and fiscal commitments.

Cost of sales as a percentage of net sales was increased from 47% for the three months ended September 30, 1999, to 66 % for the three months ended September 30, 2000. This quarter's gross margins' average were significantly changed by the normal promotional bulk discounts with the Company's retail distributors in an effort to expand to new retail markets. The margins consisted of several factors which include: the Company's negotiated costs of production with its suppliers as well as freight rates for distribution; profit margins on its oil treatment products; and expanded services to its customers such as promotional activities in the racing market, that generate revenue with a very low cost of sales. This quarter represents a more consistent margin as seen in the June 30 year end statement. A drop in costs is expected in future periods due to the economies of scale with management's anticipated increased volume production runs. The demand associated with the caliber of customers that the Company has been targeting, as well as the projected increase in retail demand from the anticipated brand awareness campaign could qualify the Company for a decrease in the cost of production runs with only a few, or in some cases one, consummated commitment.

     Selling, general and administrative expenses increase to $344,790 for the three months ended September 30, 2000, from $ 365,140 for the three months ended September 30, 1999. The decrease in expenses was mainly due to 1999'research and development, promotional and racing expenses, along with the marketing expenses associated with the advertising and awareness campaign and common shares issued for services during the period.


LIQUIDITY  AND  CAPITAL  RESOURCES.

     At September 30, the Company had positive working capital in the amount of $233,929, as compared to working capital of $307,604 at June 30, 2000.

Operating activities for the three months ended September 30, 2000 used cash of $290,886 compared to $224,699 for the three months ended September 30, 1999. This 22% reduction is the result of a "scale down" policy of operating cost.

As of September 30, 2000, the Company had no material commitments for capital expenditures.

At September 30, 2000, the Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely or not that the deferred tax asset would be utilized.

     For the three months ended September 30, 2000 and 1999, the Company incurred net losses totaling $310,721 and $119,335 respectively. In the event that the Company is unable to generate sufficient revenues from operations, or is unable to obtain additional financing, it may be unable to continue to develop and support its present cost levels and continue as a going concern. The Company is presently seeking to raise additional equity through the sale of its common stock for financing to develop a professionally developed brand awareness advertising campaign and to expand its marketing efforts in order to generate additional revenues. No assurance can be given that the Company will be successful in achieving its revenue growth strategy; or that it will obtain financing at terms that are acceptable to the Company.

THE  YEAR  2000  ISSUE

     WE MAY STILL EXPERIENCE DISRUPTION IN OUR BUSINESS AS A RESULT OF THE YEAR 2000. Even though the date is now past January 1, 2000, and the Company has not experienced any immediate adverse impact from the transition to the year 2000, it cannot provide any assurance that its suppliers and customers have not been affected in a manner that is not yet apparent. In addition, certain computer programs which were date sensitive to the year 2000 may not have been programmed to process the year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, the Company will continue to monitor its year 2000 compliance and the year 2000 compliance of its suppliers and customers. In assessing the effect of the year 2000 problem, management determined that there existed two general areas that needed to be evaluated: - Internal infrastructure and - Supplier/third-party relationships. A discussion of the various activities related to assessment and actions resulting from those evaluations is set forth below. INTERNAL INFRASTRUCTURE.

The Company verified that all of its personal computers and software are Year 2000 compliant. The Company replaced or upgraded all items that were not to Year 2000 compliant. The costs related to these efforts were not material. 31
SUPPLIERS/THIRD-PARTY RELATIONSHIPS. The Company relies on its outside vendors for water, electrical, and telecommunications services as well as climate control, building access, and other infrastructure services. Although the Company has not experienced any delays or interruptions in its service, it has received any assurance of compliance from the providers of these services. Any failure of these third-parties to resolve year 2000 problems with their systems could have a material adverse effect on the Company's operations.

CONTINGENCY PLANS. Based on the above actions, the Company has not developed a formal contingency plan to be implemented as part of its efforts to identify and correct year 2000 problems affecting our internal systems. However, if it deems necessary, the Company may take the following actions: - Accelerated replacement of affected equipment or software; - Short to medium-term use of backup equipment and software; - Increased work hours for Company personnel; - Other similar approaches. If the Company is required to implement any of these contingency plans, such plans could have a material adverse effect on its business. Based on the actions taken to date, and the lack of any problems to date, the Company is reasonably certain that it has identified and resolved all year 2000 problems that could hurt its business.


OUTLOOK

     During the past two quarters the Company has laid the groundwork to begin its strategic focus of expanding to the development of a retail and direct marketing approach that encompasses a brand and product awareness campaign in key markets. This approach is expected to increase sales volumes and promote relationships with automotive after-market chains while enhancing our presence with the leaders in the industrial markets, which are end users, or already have established lines of distribution and marketing capital. The brand awareness began with the INDY race car/Robby Unser sponsorship and it has been very well received by various automotive retail chains that the Company wants to carry its PetroMoly Products. The media campaign has already began in several key markets, and will roll out to other markets over the next two quarters providing the capital is available.

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

                   PART  II  -  OTHER  INFORMATION

Item  2.  Changes  in  Securities

     During the three months ended September 30, 2000, there were no transactions that were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof.

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 20, 2000.


                               Worldwide PetroMoly, Inc.

2000                           By:  /s/  Gilbert  Gertner
                               Gilbert  Gertner
                               Director  and
                               Chairman  of  the  Board

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:


November 20, 2000              By:  /s/  Gilbert  Gertner
                               Gilbert  Gertner
                               Director  and
                               Chairman  of  the  Board

November 20, 2000              By:  /s/  Lance  Rosmarin
                               Lance  Rosmarin
                               Director,  President,
                               Secretary  and
                               Chief Financialand Accounting Officer