Form 10QSB
period 2000-12-31
WORLDWIDE PETROMOLY INC
filed 2001-02-20
CIK 928375

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X]   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934; FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     At February 16, 2001, 25,173,815 shares of common stock, no par value, were  outstanding.
Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No [x]

                            WORLDWIDE PETROMOLY, INC.
                                    CONTENTS
                                    --------


                                                                      Page(s)
                                                                      -------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheets as of December 31, 2000
    (unaudited) and June 30, 2000. . . . . . . . . . . . . . . . . .        3

  Consolidated Statements of Operations for the three months
    ended December 31, 2000 and 1999 (both unaudited) . . . . . . .         4

  Consolidated Statements Of Cash Flows for the three months
    ended December 31, 2000 and 1999 (both unaudited) . . . . . . .         5

    Notes to Consolidated Financial Statements . . . . . . . . . . . .      6

Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations. . . . . . . . . . . . . . . . . . . .   7 - 11


PART II - OTHER INFORMATION
--------------------------------------------------------------------
Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . .       12

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .       12

      (a)  Exhibits

      (b)  Reports on Form 8-K

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12
--------------------------------------------------------------------

                            WORLDWIDE PETROMOLY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                          December 31,      June 30,
                                                              2000           2000
                                                         --------------  ------------
                                                           (Unaudited)
                           ASSETS
-----------------------------------------------------

Current Assets:
Cash and Cash Equivalents . . . . . . . . . . . . . . .  $      11,219   $   170,858
Accounts Receivable:
  Trade . . . . . . . . . . . . . . . . . . . . . . . .        163,686       411,905
  Affiliated Companies. . . . . . . . . . . . . . . . .         -0-            5,684
Inventories . . . . . . . . . . . . . . . . . . . . . .        116,985       198,976
Prepaid Expense and Other . . . . . . . . . . . . . . .         64,829        79,884
                                                         --------------  ------------

Total Current Assets. . . . . . . . . . . . . . . . . .        356,719       867,307
                                                         --------------  ------------

Property and Equipment, Net (Note 3). . . . . . . . . .         97,497        92,297
                                                         --------------  ------------

Other Assets. . . . . . . . . . . . . . . . . . . . . .         16,924       -0-
                                                         --------------  ------------

Total Assets. . . . . . . . . . . . . . . . . . . . . .  $     471,140   $   959,604
                                                         ==============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------

Current Liabilities:
Accounts Payable and Accrued Expenses . . . . . . . . .  $     214,663   $   556,058
Notes Payable . . . . . . . . . . . . . . . . . . . . .          3,625         3,625
Other Current Liabilities . . . . . . . . . . . . . . .         30,130        -0-
                                                         --------------  ------------

Total Current Liabilities . . . . . . . . . . . . . . .        248,418       559,683

Advances From Stockholder . . . . . . . . . . . . . . .      1,271,378       934,378
                                                         --------------  ------------

Total Liabilities . . . . . . . . . . . . . . . . . . .      1,519,796     1,494,061
                                                         --------------  ------------

Stockholders' Equity:
Preferred stock, no par value, 10,000,000 shares
  authorized, none issued . . . . . . . . . . . . . . . .          --            --
Common stock, no par value, 800,000,000 shares
  authorized; 24,398,815 issued and outstanding. . . . .    12,635,379    12,635,379
Accumulated Deficit . . . . . . . . . . . . . . . . . .    (13,684,035)  (13,169,836)
                                                         --------------  ------------
Total Stockholders' Equity. . . . . . . . . . . . . . .     (1,048,656)     (534,457)
                                                         --------------  ------------

Total Liabilities and Stockholders' Equity. . . . . . .  $     471,140   $   959,604
                                                         ==============  ============

See  accompanying  notes  to  consolidated  financial  statements

                                     WORLDWIDE PETROMOLY, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended           Six Months Ended
                                                            December 31,                 December 31,
                                                         2000          1999           2000        1999
                                                     ------------  ------------   ------------ ------------
                                                      (Unaudited)   (Unaudited)    (Unaduited)  (Unaudited)

Net Sales . . . . . . . . . . . . . . . . . . . . .  $   103,558   $   311,408        156,417      499,543

Cost of Sales . . . . . . . . . . . . . . . . . . .       69,489       206,950         89,878      296,650
                                                     ------------  ------------   ------------  -----------

Gross Profit. . . . . . . . . . . . . . . . . . . .       34,069       104,458         66,539      202,893

Selling, Administrative
and General Expenses. . . . . . . . . . . . . . . .      344,790       451,964        580,740      817,104
                                                     ------------  ------------   ------------  -----------

(Loss) From Operations. . . . . . . . . . . . . . .     (310,721)     (347,506)      (514,201)    (614,211)

Other Income, Net . . . . . . . . . . . . . . . . .                    16,737              2       163,820
                                                     ------------  ------------   ------------  -----------

Net Income/(Loss). . . . . . . . . . . . . . . . .   $  (310,721)  $  (331,056)      (514,199)    (450,391)
                                                     ============  ============   ============  ===========

Net (Loss) per Share. . . . . . . . . . . . . . . .  $      (.01)  $      (.02)         (.02)         (.02)
                                                     ============  ============   ============  ===========

Weighted Average Number of
Common Shares Outstanding . . . . . . . . . . . . .   23,240,391    21,200,664     23,240,391   21,010,664
                                                     ============  ============   ============  ===========

           See accompanying notes to consolidated financial statements

                            WORLDWIDE PETROMOLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                             Three Months Ended
                                                                December 31,
                                                            2000          1999
                                                       --------------  -----------
                                                         (Unaudited)   (Unaudited)
Cash Flows from Operating Activities:
  Net Loss. . . . . . . . . . . . . . . . . . . . . .  $    (514,199)  $ (450,391)
  Adjustments to reconcile
  Net Loss to Net Cash used in Operating Activities
  Depreciation. . . . . . . . . . . . . . . . . . . .          6,593       15,629
  Changes in Assets and Liabilities
  Accounts Receivable . . . . . . . . . . . . . . . .        253,903       (8,504)
  Inventories . . . . . . . . . . . . . . . . . . . .         81,991      (55,798)
  Prepaid Expense and Other Assets. . . . . . . . . .        ( 1,869)     (51,287)
  Accounts Payable and Accrued Expenses . . . . . . .       (311,265)     (22,180)
                                                       --------------  -----------

Net Cash used in Operating Activities . . . . . . . .       (484,846)    (572,531)
                                                       --------------  -----------

Cash Flows from Investing Activities:
  Capital Expenditures . . . . . . . . . . . . . .           (11,793)      (800)
                                                       --------------  -----------
  Net Cash provided by Investing Activities . . . . .        (11,793)      (800)

Cash Flows from Financing Activities:
  Proceeds from private offering
  Repayment of Notes Payable                                               (3,625)
  Borrowing from shareholder . . . . . . . . . . . .         337,000      336,902
                                                       --------------  -----------
  Net Cash provided by Financing Activities . . . . .        337,000      333,277


Net increase (decrease) in Cash and Cash Equivalents.       (159,639)    (240,054)

Cash and Cash Equivalents, Beginning of Period. . . .        170,858      603,336
                                                       --------------  -----------

Cash and Cash Equivalents, End of Period. . . . . . .  $      11,229   $  363,282
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

                            WORLDWIDE PETROMOLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

In the second fiscal quarter of the year 2001's operation, the Company has concentrated most of its marketing approach toward direct marketing. The focus has previously been on expanding and improving the product lines in the commercial industrial markets, as well as resellers in the retail markets. The Company's activities have centered around procuring long-term marketing sales to enhance sales volume; spending the appropriate and necessary amount of capital for additional product and quality control; and continuing its new concepts that further display the Company's technology and product lines in new markets as well as strengthen existing markets. The new areas of primary focus have shifted from prior years' concentrated strategy, which was the commercial and industrial market, to later include the retail/passenger car market, and now a direct marketing campaign, including an infomercial and other forms of advertising and distribution directly to the consumers.

Management's strategy to gain retail acceptance and credibility was launched in 1999 by its specially formulated Moly racing-oil, designed for INDY style motors, which was tested last year, and used by veteran driver Robby Unser who introduced PetroMoly's successful debut in the 1999 Indy Racing League (IRL), including an eighth place finish at the Indianapolis 500, and a second place finish at the league's Atlanta race. This quarter, the racing season has ended, but the overall effectiveness has continued to enhance the Company's image and overall awareness, by setting the tone of which the Company's top of the line products are to be exposed to the market. The primary objective to the Company's paid racing sponsorships was to capture some planned shots for the advertising video (infomercial), that illustrates the Company's technology in very extreme situations, and gain testimonials from the users. Also, the Company continued its product development by successfully focusing on applying the proprietary technology to market new products such as high performance 2-cycle oil treatment for use in various small engines and a radiator treatment for use in all passenger cars. The company has continued its development of cutting oils for threading, armament oil to private label, an emissions reducing fuel treatment, and an engine enhancing radiator treatment.

The Company has had a distribution/purchase agreement with retailers for the oil treatment, and the Company has plans to introduce its family of products through other distribution channels. So far the sales results have been slow to mature. This quarter the Company has invested in a partnership that will help produce and purchase advertising spots for various strategic markets by airing ads that are aimed at creating brand awareness and a volume of sales. Management believes that the awareness that is anticipated will aide the company to gain market share in both the retail and commercial/industrial sectors in these strategic markets.

This quarter the Company has invested in additional research and development to further test the limits of its proprietary technology in the areas of fuel savings, engine metal wear reduction, and various environmental benefits. The Company has continued field testing and objective independent lab testing of its fully formulated engine oils, while several major multinational and state government customers continue evaluation tests of the PetroMoly products on their complex high-end machinery and fleet vehicles.

Also the Company completely revamped its website at petromoly.com to reflect the goals and marketing efforts of the direct marketing campaign. The site is designed to work with both high speed and regular modems.

THREE MONTHS ENDED DECEMBER 31,2000, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

Total net sales for the three months ended December 31, 2000 were $103,558 as compared to $ 311,408 for the three months ended December 31, 1999, a 67% decrease. The reason for the decrease is due to Management's decision to focus on direct marketing strategies. There was a seasonal drop in demand for automotive products in the last quarter. Sales discounts and selective sampling of products, together with long attentive testing periods continued to be practiced to educate the strategic customers about the new lubricant technology. Management is hopeful that sales will increase rather significantly in the coming quarters due to its direct marketing efforts and infomercial launch in the third fiscal quarter.

The Company continued to benefit from publicity from its association with Continental Airlines, and this has led to discussions and testing with other industry related companies. The Company continued to receive a considerable amount of attention from the IRL racing sponsorship, and racing results of racecars used PetroMoly products. Management believes that the present sales and marketing strategy will reward the Company with increased revenues, PetroMoly product awareness and fiscal commitments.

Cost of sales as a percentage of net sales was increased from 66% for the three months ended December 31, 1999, to 57 % for the three months ended December 31, 2000. The margins consisted of several factors which include: the Company's negotiated costs of production with its suppliers as well as freight rates for distribution; profit margins on its oil treatment products; and expanded services to its customers such as promotional activities in the racing market, that generate revenue with a very low cost of sales. A drop in costs is expected in future periods due to the economies of scale with management's anticipated increased volume production runs. The demand associated with the caliber of customers that the Company has been targeting, as well as the projected increase in retail demand from the anticipated brand awareness campaign could qualify the Company for a decrease in the cost of production runs with only a few, or in some cases one, consummated commitment.

     Selling, general and administrative expenses decreased to $344,760 for the three months ended December 31, 2000, from $ 451,964 for the three months ended December 31, 1999. The increase in expenses was mainly due to 2000'research and development, promotional and racing expenses, along with the marketing expenses associated with the advertising and awareness campaign and common shares issued for services during the period.


LIQUIDITY  AND  CAPITAL  RESOURCES.

     At December 31, the Company had positive working capital in the amount of $108,301, as compared to working capital of $307,604 at June 30, 2000.

Operating activities for the six months ended December 31, 2000 used cash of $484,846 compared to $572,531 for the three months ended December 31, 1999. This 16% reduction is the result of a "scale down" policy of operating cost.

As of December 31, 2000, the Company had no material commitments for capital expenditures.

At December 31, 2000, the Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely or not that the deferred tax asset would be utilized.

     For the three months ended December 31, 2000 and 1999, the Company incurred net losses totaling $310,721 and $331,056 respectively. In the event that the Company is unable to generate sufficient revenues from operations, or is unable to obtain additional financing, it may be unable to continue to develop and support its present cost levels and continue as a going concern. The Company is presently seeking to raise additional equity through the sale of its common stock for financing to develop a professionally developed brand awareness advertising campaign and to expand its marketing efforts in order to generate additional revenues. No assurance can be given that the Company will be successful in achieving its revenue growth strategy; or that it will obtain financing at terms that are acceptable to the Company. Additionally, the sole source of financing at the present time is the Company's majority stockholder, Gilbert Gertner. If Mr. Gertner ceases, for any reason, funding the Company's operational activities, the Company may be unable to continue to develop and support its present cost levels and continue as a going concern. At the present time the Company has an unsecured debt that the Company owes to financing stockholders including Mr. Gertner, of $1,271,378 that are due on demand. The Company may be required, in the future, to secure this debt with the assets of the subsidiary in order to obtain additional financing, or to obtain additional time to repay this debt if demand is made. In such event, the terms of any agreement will be similar to the terms and conditions which could be negotiated with independent third parties.

THE  YEAR  2000  ISSUE

WE MAY STILL EXPERIENCE DISRUPTION IN OUR BUSINESS AS A RESULT OF THE YEAR 2000. Even though the date is now past January 1, 2001, and the Company has not experienced any immediate adverse impact from the transition to the year 2000, it cannot provide any assurance that its suppliers and customers have not been affected in a manner that is not yet apparent. In addition, certain computer programs which were date sensitive to the year 2000 may not have been programmed to process the year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, the Company will continue to monitor its year 2000 compliance and the year 2000 compliance of its suppliers and customers. In assessing the effect of the year 2000 problem, management determined that there existed two general areas that needed to be evaluated: - Internal infrastructure and - Supplier/third-party relationships. A discussion of the various activities related to assessment and actions resulting from those evaluations is set forth below. INTERNAL INFRASTRUCTURE.

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

OUTLOOK

     During the past three quarters the Company has laid the groundwork to begin its strategic focus of expanding to the development of a retail and direct marketing approach that encompasses a brand and product awareness campaign in key markets.

     Management also continues to plan for its technology to be used by other existing brands, in the form of licensing, additive supplier or otherwise. This plan, however, requires an additional investment in both time and finances as the completed packages have demands that extensively demonstrated answers to marketability, and liability concerns.

Further, as mentioned in the June 30, 2000 10KSB, the Company plans to explore additional businesses, either complementary to its automotive activities or in an unrelated area. The Company is exploring various methods to enhance shareholder value, and is entertaining several opportunities that are designed to improve such value. Management believes the opportunities at hand merrit due dilligence, and also believe that a potential alliance could be viewed positively by the investment community and likewise may translate to greater shareholder value. To date, management has evaluated a number of alternative opportunities and continues to evaluate and explore these alternatives, both within our industry and unrelated to our industry. The Company may finalize its plans within the next quarter.

                   PART  II  -  OTHER  INFORMATION

Item  2.  Changes  in  Securities

     During  the  three  months  ended   December 31,  2000,   there  were  no
transactions that were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof.

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2001.


                               Worldwide PetroMoly, Inc.

2000                           By:  /s/  Gilbert  Gertner
                               Gilbert  Gertner
                               Director  and
                               Chairman  of  the  Board

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:


February 20, 2001              By:  /s/  Gilbert  Gertner
                               Gilbert  Gertner
                               Director  and
                               Chairman  of  the  Board

February 20, 2001              By:  /s/  Lance  Rosmarin
                               Lance  Rosmarin
                               Director,  President,
                               Secretary  and
                               Chief Financialand Accounting Officer