Form 10QSB
period 2001-03-31
WORLDWIDE PETROMOLY INC
filed 2001-05-15
CIK 928375

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X]   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934; FOR THE QUARTERLY PERIOD ENDED: March 31, 2001

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




                      APPLICABLE ONLY TO CORPORATE ISSUERS

        At May 3, 2001, 25,708,815 shares of common stock, no par value.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No [x]

                            WORLDWIDE PETROMOLY, INC.
                                    CONTENTS
                                    --------

                                                                      Page(s)
                                                                      -------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheets as of March 31, 2001
    (unaudited) and June 30, 2000. . . . . . . . . . . . . . . . . .        3

  Consolidated Statements of Operations for the three months and nine
   months ended March 31, 2001 and 2000 (both unaudited) . . . . . . .      4

  Consolidated Statements Of Cash Flows for the nine months
    ended March 31, 2001 and 2000 (both unaudited) . . . . . . . . . .      5

    Notes to Consolidated Financial Statements . . . . . . . . . . . .      6

Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations. . . . . . . . . . . . . . . . . . . .   7 - 11


PART II - OTHER INFORMATION
--------------------------------------------------------------------
Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . .       12

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .       12

      (a)  Exhibits

      (b)  Reports on Form 8-K

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12
--------------------------------------------------------------------

                            WORLDWIDE PETROMOLY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                      March 31,      June 30,
                                                        2001           2000
                                                   --------------  ------------
                                                     (Unaudited)

                           ASSETS
-----------------------------------------------------

Current Assets:
Cash and Cash Equivalents . . . . . . . . . . . .  $       5,166   $   170,858
Accounts Receivable:
  Trade . . . . . . . . . . . . . . . . . . . . .          2,229       411,905
  Affiliated Companies. . . . . . . . . . . . . .           -0-          5,684
Inventories . . . . . . . . . . . . . . . . . . .        104,350       198,976
Prepaid Expense and Other . . . . . . . . . . . .         67,767        79,884
                                                   --------------  ------------

Total Current Assets. . . . . . . . . . . . . . .        179,512       867,307
                                                   --------------  ------------

Property and Equipment, Net (Note 3). . . . . . .         91,642        92,297
                                                   --------------  ------------

Other Assets. . . . . . . . . . . . . . . . . . .         20,576       -0-
                                                   --------------  ------------

Total Assets. . . . . . . . . . . . . . . . . . .  $     291,730   $   959,604
                                                   ==============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------

Current Liabilities:
Accounts Payable and Accrued Expenses . . . . . .  $     166,948   $   556,058
Notes Payable . . . . . . . . . . . . . . . . . .          3,625         3,625
Other Current Liabilities . . . . . . . . . . . .            -0-           -0-
                                                   --------------  ------------

Total Current Liabilities . . . . . . . . . . . .        170,573       559,683

Advances From Stockholder . . . . . . . . . . . .      1,438,476       934,378
                                                   --------------  ------------

Total Liabilities . . . . . . . . . . . . . . . .      1,609,049     1,494,061
                                                   --------------  ------------

Stockholders' Equity:
Preferred stock, no par value, 10,000,000 shares
  authorized, none issued . . . . . . . . . . . . .          --            --
Common stock, no par value, 800,000,000 shares
  authorized; 24,398,815 issued and outstanding. .    12,752,554    12,635,379
Accumulated Deficit . . . . . . . . . . . . . . .    (14,069,873)  (13,169,836)
                                                   --------------  ------------
Total Stockholders' Equity. . . . . . . . . . . .     (1,317,319)     (534,457)
                                                   --------------  ------------

Total Liabilities and Stockholders' Equity. . . .  $     291,730   $   959,604
                                                   ==============  ============


See  accompanying  notes  to  consolidated  financial  statements

                            WORLDWIDE PETROMOLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended           Nine Months Ended
                                                            March 31,                 March 31,
                                                         2001          2000           2001        2000
                                                     ------------  ------------   ------------  -----------
                                                      (Unaudited)   (Unaudited)    (Unaudited)  (Unaudited)

Net Sales . . . . . . . . . . . . . . . . . . . . .  $    48,933   $   311,408        205,351      499,543

Cost of Sales . . . . . . . . . . . . . . . . . . .       35,368       206,950        125,265      296,650
                                                     ------------  ------------   ------------  -----------

Gross Profit. . . . . . . . . . . . . . . . . . . .       13,565       104,458         80,086      202,893

Selling, Administrative
and General Expenses. . . . . . . . . . . . . . . .      399,403       451,964        980,125      817,104
                                                     ------------  ------------   ------------  -----------

(Loss) From Operations. . . . . . . . . . . . . . .     (385,838)     (347,506)      (900,039)    (614,211)

Other Income, Net . . . . . . . . . . . . . . . . .                    16,737              2       163,820
                                                     ------------  ------------   ------------  -----------

Net Loss.  . . . . . . . . . . . . . . . . . . . .   $  (385,838)  $  (331,056)      (900,037)    (450,391)
                                                     ============  ============   ============  ===========

Net (Loss) per Share. . . . . . . . . . . . . . . .  $      (.02)  $      (.02)         (.04)         (.02)
                                                     ============  ============   ============  ===========

Weighted Average Number of
Common Shares Outstanding . . . . . . . . . . . . .   23,240,391    21,200,664     23,240,391   21,010,664
                                                     ============  ============   ============  ===========

           See accompanying notes to consolidated financial statements

                            WORLDWIDE PETROMOLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                             NIne Months Ended
                                                                March 31,
                                                            2001          2000
                                                       --------------  -----------
                                                         (Unaudited)   (Unaudited)

Cash Flows from Operating Activities:
  Net Loss. . . . . . . . . . . . . . . . . . . . . .  $    (900,037)  $ (450,391)
  Adjustments to reconcile
  Net Loss to Net Cash used in Operating Activities
  Depreciation. . . . . . . . . . . . . . . . . . . .         16,593       15,629
  Stock options granted to non-employees  . . . . . .         105,175         -0-
Changes in Assets and Liabilities
  Accounts Receivable . . . . . . . . . . . . . . . .       415, 360       (8,504)
  Inventories . . . . . . . . . . . . . . . . . . . .         94,626      (55,798)
  Prepaid Expense and Other Assets. . . . . . . . . .         (8,459)     (51,287)
  Accounts Payable and Accrued Expenses . . . . . . .       (389,110)     (22,180)
                                                       --------------  -----------

Net Cash used in Operating Activities . . . . . . . .       (665,852)    (572,531)
                                                       --------------  -----------

Cash Flows from Investing Activities:
  Capital Expenditures . . . . . . . . . . . . . .            (15,938)       (800)
                                                       --------------  -----------

Cash Flows from Financing Activities:
  Proceeds from exercise of stock options. . . . .            12,000          -0-
  Repayment of Notes Payable                                    -0-        (3,625)
  Borrowing from shareholder . . . . . . . . . . . .         504,098      336,902
                                                       --------------  -----------
  Net Cash provided by Financing Activities . . . . .        516,098      333,277


Net increase (decrease) in Cash and Cash Equivalents.        (165,692)   (240,054)

Cash and Cash Equivalents, Beginning of Period. . . .         170,858     603,336
                                                       --------------  -----------

Cash and Cash Equivalents, End of Period. . . . . . .  $       5,166   $  363,282
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

In the third fiscal quarter of the year 2001's operation, the Company has concentrated most of its focus on searching for opportunities that show promise for enhancing shareholder value. These efforts resulted in the Company entering into an Agreement and Plan of Merger dated March 26, 2001 and amended on April 30, 2001 (the "Merger Agreement") with Small Town Radio, Inc. (STRI) a recently formed enterprise. The terms of of the Merger Agreement are more fully discussed on the March 27 2001 report on form 8-K and in the "Outlook" below. There was also some concentration on seeking large industrial accounts, which have a higher probability of financial returns than the smaller groups have provided, as well as the limited returns from the infomercial customers. The focus has previously been on expanding and improving the product lines in the commercial industrial markets, as well as resellers and direct marketing in the retail markets. This quarter, the Company's activities have centered around interviewing various prospective strategic partners that might leverage our present status, either as a public company or a specialized petrochemical manufacturer, as to enhance The Company's overall value. Other activities also included spending the appropriate and necessary amount of capital for additional product and quality control; a direct marketing campaign, including an infomercial and Internet sales.

The Company has had a distribution/purchase agreement with retailers for the oil treatment, and has sold its family of products through its website other distribution channels. The sales results have been slow to mature, and have forced management to find alternate ways of enhancing the Company's value in the public market.

This quarter the Company has continued some long-term field testing of its fully formulated engine oils, with several major multinational and state government entities as they continue evaluation tests of the PetroMoly products on their complex high-end machinery and fleet vehicles. These evaluations are progressing very slowly and have no definable termination period.


THREE  MONTHS  ENDED  MARCH  31,2001,  COMPARED  TO  THREE  MONTHS  ENDED  MARCH
31,2000

Total net sales for the three months ended March 31, 2001 were $48,933 as compared to $ 311,408 for the three months ended March 31, 2000, a 84% decrease. The reason for the decrease is due to competition in the market place as well as Management's decision to focus on new strategies to enhance shareholder value. Sales discounts and selective sampling of products, together with long attentive testing periods continued to be practiced, in an attempt to display to various strategic entities the Company's lubricant technology.

Cost of sales as a percentage of net sales was increased from 66% for the three months ended March 31, 2000, to 72% for the three months ended March 31, 2001. The change in margins consisted of several factors which include: the Company's costs of production with its suppliers as well as freight rates for distribution; packaging costs of its oil treatment products; and higher costs of production as well rising costs of petrochemicals and other raw materials.

Selling, general and administrative expenses decreased to $399,403 for the three months ended March 31, 2001, from $ 451,964 for the three months ended March 31, 2000. However, Net Loss increased by $54,782 to ($385,838) for the three months ended March 31, 2001, from ($331,056) in the compared to quarter of 2000. Even more significant was the nine months ended March 31, 2001 Net Loss as compared to period of the nine months ended March 31, 2000, which was ($900,037) and ($450,391) The increase in losses was due in part to the expense relating to the issuance of stock and the granting of Stock options during this quarter. On November 14, 2000 the Company filed a stock option plan, pursuant to Form S-8 with the Securities Exchange Commission, which authorizes the Company's Board of Directors to grant options and shares of stock to purchase up to 1,750,000 shares of Common Stock to eligible employees and consultants of the Company. As all of these options and shares were issued or granted during the quarter ended March 31, 2001, The Company has elected to account for stock options issued to non-employees in accordance with SFAS 123 using the Black-Scholes option pricing model, which totals to $105,175. Also, this nine month period had no investment activities which had netted $163,000 during the nine months ended March 31, 2000. Other expenses this quarter include equipment purchases, and the traveling and marketing expenses associated with the infomercial campaign.



LIQUIDITY  AND  CAPITAL  RESOURCES.

At March 31, 2001, the Company had positive working capital in the amount of $8,939, as compared to working capital of $307,604 at June 30, 2000.

Operating activities for the nine months ended March 31, 2001 used cash of $665,852 compared to $572,531 for the nine months ended March 31, 2000. This 14% increase includes the $105,175, mentioned above which was expensed this period as Stock Options granted to non-employees.

As of March 31, 2001, the Company had no material commitments for capital expenditures.

At March 31, 2001, the Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely or not that the deferred tax asset would be utilized.

For the three months ended March 31, 2001 and 2000, the Company incurred net losses totaling $385,838 and $347,506 respectively, and for the nine months ended March 31, 2001 and 2000, the Company incurred net losses totaling $900,037 and $450,391 respectively. In the event that the Company is unable to generate sufficient revenues from operations, or is unable to obtain additional financing, it may be unable to continue to develop and support its present cost levels and continue as a going concern. As discussed below in the "Outlook", the Company has recently entered into the Merger Agreement, which if completed will add significant cash value to the company as a going concern . No assurance can be given that the Company will be successful in closing this transaction; or that it will be able to obtain alternate financing at terms that are acceptable to the Company. Additionally, the sole source of financing at the present time is the Company's majority stockholder, Gilbert Gertner. If Mr. Gertner ceases, for any reason, funding the Company's operational activities, the Company may be unable to continue to develop and support its present cost levels and continue as a going concern. At the time of this filing, the Company owes Mr. Gertner, $1,568,392 which is due on demand.

OUTLOOK


As mentioned in our recent filings, including the June 30, 2000 10KSB, the Company had been interviewing various businesses, either complementary to its lubricant activities or in an unrelated area. As noted above, the Company has recently entered into the Merger Agreement with STRI, which intends to acquire and operate a number of radio stations. The transaction was approved by the Board of Directors of the Company on March 26, 2001, and is subject to certain conditions, including the receipt of appropriate financing, a fairness opinion and other standard closing conditions for an acquisition of this size and nature. The transaction is expected to close at the end of May. Although the parties intend to continue in good faith to complete the merger, certain of the conditions are outside of the parties' control, and no assurance can be given that all of the conditions will be met or waived and that the merger will actually close. The business strategy of STRI is to acquire a group of radio stations primarily located in small unrated markets and create contiguous broadcasting areas under the control of STRI. The proposed plan also anticipates the upgrading of the acquired stations to transmit digital signals, and provide state-of-the-art features to the listening area and its advertisers. Once the proposed merger is complete, the Company will completely divest itself of all of its previous lubrication business activities.

                   PART  II  -  OTHER  INFORMATION

Item  2.  Changes  in  Securities

During the three months ended March 31, 2001, there were no transactions that were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

             none


(b)  REPORTS ON FORM 8-K.

On March 27,2001, the Company filed a Current Report on Form 8-K announcing (i) the signing of the Merger Agreement with STRI, and (ii) the modified composition of the Company's Board of Directors following the merger.


                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2001.


                               Worldwide PetroMoly, Inc.

                           By:  /s/  Gilbert  Gertner
                               Gilbert  Gertner
                               Director, Secretary  and
                               Chairman  of  the  Board


     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:


May 15, 2001              By:  /s/  Gilbert  Gertner
                               Gilbert  Gertner
                               Director, Secretary  and
                               Chairman  of  the  Board

May 15, 2001              By:  /s/  Lance  Rosmarin
                               Lance  Rosmarin
                               Director,  President
                               and Chief Financial and Accounting Officer