Form 10KSB
period 2001-06-30
WORLDWIDE PETROMOLY INC
filed 2001-09-27
CIK 928375

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Fiscal Year Ended: June 30, 2001.

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

                                   84-1125214

                        (IRS Employer Identification No.)

          12600 Deerfield Parkway, Suite 100, Alpharetta, Georgia 30004

          (Address of principal executive offices, including zip code)

                                 (678) 762-3295

              (Registrant's telephone number, including area code)

                    Securities registered under Section 12(b)
                              of the Exchange Act:

                                       N/A

                     Securities registered pursuant to 12(g)
                              of the Exchange Act:

                               Title of Each Class

                           Common Stock, no par value

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenue for the most recent fiscal year.

The aggregate market value of Common Stock held by non-affiliates of the registrant as of September 19, 2001, based upon the last reported sales prices on the OTCBB, was approximately $3,196,183. As of September 18, 2001, there were 160,800,859 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

                                                                        Page

PART I

         Item 1.  BUSINESS..................................................1

         Item 2.  PROPERTIES................................................7

         Item 3.  LEGAL PROCEEDINGS.........................................7

         Item 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS.......................................7

PART II

         Item 5.  MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.......................................7

         Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............9

         Item 7.  FINANCIAL  STATEMENTS....................................12

         Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE...................13

PART III

         Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS......................................13

         Item 10. EXECUTIVE COMPENSATION...................................14

         Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT....................................15

         Item 12. CERTAIN RELATIONSHIPS AND RELATED
                  PARTY TRANSACTIONS.......................................17

         Item 13. EXHIBITS AND REPORTS ON FORM 8-K.........................17

                           FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-KSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Various statements, estimates, predictions and projections stated under " "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," and elsewhere in this Annual Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of Worldwide PetroMoly, Inc. or our officers with respect to, among other things, the ability to successfully implement our operating and acquisition strategies, including trends affecting our business, financial condition and results of operations. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of the related business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. These statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that could affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

         o our ability to successfully implement our acquisition and operating strategies;

         o   our ability to manage rapid expansion;

         o the success or failure of acquisitions and other opportunities that we may pursue;

         o changes in the availability of debt or equity capital and increases in borrowing costs or interest rates;

         o changes in regional and national business and economic conditions, including the rate of inflation;

         o   changing demographics;

         o   changes in the laws and government regulations applicable to us;

         o   increased competition; and

         Stockholders and other users of this Annual Report on Form 10-KSB are urged to carefully consider these factors in connection with the forward-looking statements. We do not intend to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

Item 1.  BUSINESS

General

         Worldwide PetroMoly, Inc., ("we" or the "Company") formerly known as Ogden, McDonald & Company, was incorporated under Colorado law on October 13, 1989. Ogden, McDonald & Company was originally formed for the purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic location of the acquisition candidate. On July 22, 1996, Ogden, McDonald & Company completed a transaction pursuant to which the shareholders of Worldwide PetroMoly Corporation, a Texas corporation, acquired approximately 90.6% of the shares outstanding in Ogden, McDonald & Company, and Worldwide PetroMoly Corporation became a wholly owned subsidiary of Ogden, McDonald & Company. On October 11, 1996, Ogden, McDonald & Company changed its name to Worldwide PetroMoly, Inc.

         From July 22, 1996, until June 1, 2001, the Company through Worldwide PetroMoly Corporation, engaged in the business of manufacturing, marketing and distributing a line of molybdenum fortified lubricant products called PetroMoly(TM), an engine oil additive designed to enhance and maintain engines. The Company's lubricant business was operated entirely out of Worldwide PetroMoly Corporation. The Company was unable to create a sustained commercial market for its lubricant products, and Worldwide PetroMoly Corporation incurred significant and on-going losses.

         On June 1, 2001, we consummated a transaction pursuant to which Small Town Radio, Inc., a Georgia corporation, was merged into our subsidiary created for the purpose of this merger. Pursuant to this transaction, all of the outstanding shares of Small Town Radio, Inc. were exchanged for shares of our common stock. As a result, the former shareholders of Small Town Radio, Inc. now beneficially own an aggregate of 118,467,860 shares approximately 75% of the Company's outstanding common stock as of the effective date of the merger. Also, and in connection with the acquisition of Small Town Radio, Inc. by the Company, on June 7, 2001 all of the share capital of Worldwide PetroMoly Corporation was sold to Mr. Gilbert Gertner, the former Chairman of the Board.

         Small Town Radio, Inc., now a wholly owned subsidiary of the Company, was incorporated in the State of Georgia on March 13, 2000. From the date of its incorporation, Small Town Radio, Inc.'s founding shareholders have investigated and developed a plan of operation pursuant to which Small Town Radio, Inc. will acquire and operate radio stations in geographically contiguous, small, non-rated markets, initially located in rural areas of Southeast. Until our regular annual shareholders' meeting, we will retain the name Worldwide PetroMoly, Inc. in our charter, but will conduct our business under the name of our wholly owned subsidiary, Small Town Radio, Inc.

         Our business strategy, through our sole operating subsidiary, Small Town Radio, Inc., is to secure through acquisition a significant number of radio stations in its target markets, generally smaller, less populated areas near, but not in, mid-sized and larger markets. Because our business will be run through its subsidiary, Small Town Radio, Inc., this section will reference Small Town Radio, Inc. Small Town Radio, Inc. intends initially to acquire radio stations in rural sections of South Georgia, and then expand into additional, geographically contiguous markets in the Southeast. We believe that a network of stations in contiguous broadcast areas with two or three common programming formats will provide an advertising and listener base of significant size.

         We believe that acquiring radio stations in small, less populated markets represent attractive opportunities, because they are generally characterized by:

         o A small number of stations, few of which have professional sales staff which solicit advertising from the business community;

         o A greater need for radio advertising compared to the national average, especially by those businesses that need to recruit consumer transactions from nearby cities and towns;

         o Opportunities for substantial growth in advertising revenues as national and regional retailers expand into smaller, less populated areas;

         o A weaker competitive environment, as compared to major metropolitan areas, comprised of small independent operators, many of whom lack the capital to produce locally-originated programming and/or to employ more sophisticated research, marketing, management and sales techniques; and

         o Less direct format competition due to a smaller number of stations in any given market, and relative consistent listener interests such that two or three programming formats may reach a dominant share of the market.

         These market characteristics, coupled with the opportunity to establish contiguous coverage across multiple radio station markets, create the potential for revenue growth and cost efficiencies.

         Currently, we do not own any radio stations. However, Small Town Radio, Inc. currently has asset purchase agreements for the purchase of five radio stations in the Southeast. Even though we entered into these asset purchase agreements, we do not consider it to be reasonably probable at this time that we will be able to close on these transactions, due to the fact that we currently have no reliable source of financing in place to fund these acquisitions. If we are able to obtain a reliable source of financing, we expect to own twenty stations by the end of 2002 and up to forty stations by the end of 2003. Small Town Radio, Inc. plans to acquire stations that utilize both "frequency modulation" ("FM") and "amplitude modulation" ("AM"). Assuming that we are able to successfully execute our acquisition plan, we will continue to look to acquire additional geographically contiguous stations in small non-rated markets in order to build a group of stations that can be operated as a network, in order to achieve operating efficiencies and marketing leverage derived from a larger advertising customer and listener base.

Operating Strategy

         Small Town Radio, Inc.'s operating strategy is to maximize the geographical coverage of its network of radio stations, thereby increasing the number of available listeners and advertisers and it believes consequently, broadcast revenue and cash flow. To achieve these goals, we intend to:

         o Secure and maintain a leadership position by owning a network of stations with contiguous broadcast coverage to increase the overall size of the markets served;

         o Coordinate programming, promotional and sales strategies among each group of local stations to enhance revenue opportunities and maximize cost efficiencies within each market;

         o Implement a regional sales staff and marketing initiatives to maximize its share of local advertising revenue in each market, as well as across the broadcast network;

         o Combine market research with an assessment of its competitors' vulnerabilities in order to identify significant and sustainable target audiences;

         o Achieve a significant penetration of the listener market with the use of two or three programming formats within the network; and

         o Centralize operating activities across the region, with programming that appeals to the collective market, while customizing local programming.

Ownership of Geographically Contiguous Stations

         Small Town Radio, Inc. will attempt to secure and maintain a leadership position in the markets we serve by creating geographical signal coverage, not only in those markets in which we will own stations, but also in adjacent markets. By coordinating programming, promotional and sales strategies within each local station at the regional level, Small Town Radio, Inc. will attempt to capture a wide demographic range of listeners, thus providing a broader appeal to advertisers.

         Small Town Radio, Inc. will provide a mix of local inventory of available advertising time and spots on its network of stations. By offering both local advertising and access to adjacent markets through our network of stations, we believe that we will strengthen relationships with advertisers, and maximize the value of its advertising inventory.

         Small Town Radio, Inc. also intends to develop regional programming and sales resources for our radio station network to enhance the growth potential of under performing stations. Through consolidation into a common studio broadcasting facility, we believe that we can reduce the risks associated with the implementation of station performance improvements, such as new format launches and technical upgrades. This strategy will permit combined programming with regional appeal, while maintaining a level of localized input. Small Town Radio, Inc. intends to achieve cost savings within a market by consolidating facilities, sales and administrative personnel, management and operating resources, such as on-air talent, programming and music research, and reducing other redundant expenses.

Sales and Marketing Initiatives

         Small Town Radio, Inc. intends to maximize its share of local advertising revenue in each of its markets through sales and marketing initiatives. Because many of the radio stations that we may acquire have no dedicated, or trained, sales staff, we believe that we can derive significant benefits from creating or expanding the sales forces of acquired stations. We intend to maximize revenue by utilizing sophisticated inventory management techniques to provide sales personnel with frequent price adjustments based on regional and local market conditions. We expect to strengthen relationships with some advertisers by offering on-site events staged at, and broadcast from, the advertiser's business location.

Targeted Programming and Promotion

         To maintain or improve our position in each market, we will combine market research with an assessment of competitors' vulnerabilities in order to identify significant and sustainable target audiences. We will then tailor the programming, marketing and promotion of each radio station to maximize its appeal to the targeted audience. We will attempt to build strong markets by:

         o Creating distinct, highly visible profiles with regional appeal for its on-air personalities, particularly those broadcasting during morning drive time, which traditionally airs between 6:00 a.m. and 10:00 a.m.;

         o Utilizing multiple formats, which can reach a dominant portion of the population in these smaller markets;

         o Formulating recognition for the Small Town Radio, Inc. network, in addition to the individual stations, to promote listenership and advertising leverage across the entire geographical area; and

         o   Actively participating in community events and charities.

Combination of Centralized Operations and Local Presence

         We believe that radio requires a local presence, both in its programming and by being active in the community. Accordingly, although much of our operations will be centralized, we will maintain a "Community Coordinator" within each market. Further, the sales staff will actively participate in the community and maintain valuable relationships within the area. From a broadcast standpoint, we will incorporate local news and information into our regional programming format, so that programming content will both appeal to the population within the entire region as well as provide localized content that is supportive of the station community.

Source of Revenues

         We expect that virtually all of our broadcast revenue will be generated from the sale of local and regional advertising for broadcast on our radio stations. We expect to receive additional revenue from the sale of national advertising, network compensation payments and other miscellaneous transactions. The major categories of advertisers include telephone companies, restaurants, fast food chains, automotive companies and grocery stores.

         We will use a centralized regional sales staff structure. Individual salespersons will be assigned to a listening area instead of a specific station. The sales staff will solicit advertising either directly from the local advertiser or indirectly through advertising agencies. We expect that most sales will be generated through direct solicitation of the local advertisers. We believe that we can better understand the advertiser's business needs and more effectively design advertising campaigns to sell the advertiser's products through these direct relationships. Where desired, we will produce commercials for the advertisers in our centralized studios to be located in the Atlanta area. We intend to make national sales through a firm specializing in radio advertising sales on the national level in exchange for a commission based on gross revenue. Regional sales, which we define as sales to advertisers located in regions surrounding our markets but not necessarily physically located within a market, will be handled by our regional sales staff.

         Depending on the programming format of a particular station, we will estimate the optimum number of advertising spots available. The number of advertisements that can be broadcast without jeopardizing listening levels is limited in part by the format of a particular station. We will strive to maximize station revenue by managing advertising inventory, and will adjust pricing based on local market conditions and the ability to provide advertisers with an effective means of reaching a targeted demographic group. Each station will have a general target level of on-air inventory. This target level may be different at different times of the day, but tends to remain stable over time. Selling activity is based on demand for the radio stations' on-air inventory and, in general, we intend to respond to this demand by varying prices rather than the target inventory level for a particular station.

Competition

         The radio broadcasting industry is highly competitive. The success of each station depends largely upon audience ratings and its share of the overall advertising revenue within its market. Stations compete for listeners and advertising revenue directly with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. Building a strong listener base consisting of a specific demographic group in a market enables an operator to attract advertisers seeking to reach those listeners. Companies that operate radio stations must be alert to the possibility of another station changing format to compete directly for listeners and advertisers. A station's decision to convert to a format similar to that of another radio station in the same geographic area may result in lower ratings and advertising revenue, increased promotion and other expenses and, consequently, lower broadcast cash flow.

         Factors that are material to a radio station's competitive position include management experience, the station's local audience rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market area. Recent changes in FCC policies and rules permit increased ownership and operation of multiple local radio stations. We believe that radio stations that elect to take advantage of joint arrangements such as local marketing agreements or joint sales agreements may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services.

         Although the radio broadcasting industry is highly competitive, some barriers to entry exist. The operation of a radio broadcast station requires a license from the FCC, and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market, as well as by the FCC's multiple ownership rules regulating the number of stations that may be owned and controlled by a single entity. The FCC's multiple ownership rules have changed significantly as a result of the Telecommunications Act of 1996, see the following section on Federal Regulation of Radio Broadcasting.

         Stations compete for advertising revenue with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by digital audio broadcasting. Digital audio broadcasting may deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The delivery of information through the Internet also could create a new form of competition.

Federal Regulation of Radio Broadcasting

         The ownership, operation and sale of broadcast stations are subject to the jurisdiction of the FCC, which acts under authority derived from the Communications Act of 1934, as amended, and the Telecommunications Act 1996, which made changes in several broadcast laws. Among other things, the FCC:

         o   assigns frequency bands for broadcasting;

         o determines whether to approve changes in ownership or control of station licenses;

         o   regulates equipment used by stations;

         o adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and

         o has the power to impose penalties for violations of its rules under the Communications Act.

         The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including fines, the grant of abbreviated license renewal terms or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or the denial of FCC consent to acquire additional broadcast properties.

         License Grant and Renewal

         Radio stations operate under renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. Licenses are renewed through an application to the FCC. Petitions to deny license renewals can be filed by interested parties, including members of the public. These petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a substantial and material question of fact as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application.

         We are not currently aware of any facts that would prevent the timely renewal of the licenses to operate the broadcast stations that we intend to acquire, although we cannot assure you that all of these licenses will be renewed. We are not currently aware of any facts that would prevent the timely transfer to us of the licenses held by the current owners of the radio stations that we intend to purchase.

         Multiple Ownership Rules

         The Communications Act and FCC rules impose specific limits on the number of commercial radio stations an entity can own, or in which it can hold an attributable interest, in a single local market. These rules preclude us from acquiring certain stations that we might otherwise seek to acquire. The rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market. The local radio ownership rules are as follows:

         In markets with 45 or more commercial radio stations, ownership is limited to eight commercial stations, no more than five of which can be either AM or FM;

         In markets with 30 to 44 commercial radio stations, ownership is limited to seven commercial stations, no more than four of which can be either AM or FM;

         In markets with 15 to 29 commercial radio stations, ownership is limited to six commercial stations, no more than four of which can be either AM or FM; and

         In markets with 14 or fewer commercial radio stations, ownership is limited to five commercial stations or no more than 50.0% of the market's total, whichever is lower, and no more than three of which can be either AM or FM.

         In addition, FCC rules restrict an entity's ability to own, or hold on attributable interest in, radio stations and television stations or newspapers in a single local market. An officer or director of, or the holder of 5% or more of the voting stock in, a broadcast license, generally is included among those deemed to hold an attributable interest in that license.

Programming and Operation

         The Communications Act requires broadcasters to serve the public interest. Since 1981, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of types of programming responsive to the needs of a station's community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming will be considered by the FCC when it evaluates the licensee's renewal application, but such complaints may be filed and considered at any time.

         Stations also must pay regulatory and application fees and follow various FCC rules that regulate, among other things, political advertising, and the broadcast of obscene or indecent programming, sponsorship identification and technical operations, including limits on radio frequency radiation.

         Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary fines, the grant of short (less than the maximum) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

         In 1985, the FCC adopted rules regarding human exposures to levels of radio frequency radiation. These rules require applicants for new broadcast stations, renewals of broadcast licenses or modifications of existing licenses to inform the FCC at the time of filing such applications whether a new or existing broadcast facility would expose people to radio frequency radiation in excess of FCC guidelines. In August 1996, the FCC adopted more restrictive radiation limits. These limits became effective on September 1, 1997 and govern applications filed after that date.

Employees

         As of June 30, 2001, we had 2 employees, Donald Boyd and Robert S. Vail. Donald Boyd is the President, and Robert S. Vail is the Chief Financial Officer and Chairman of the Board.

Item 2.  PROPERTIES

         The Company maintains its corporate offices at 12600 Deerfield Parkway, Alpharetta, Georgia, 30004. The Company rents approximately 500 square feet at this location and pays approximately $1,900 per month for rent pursuant to a lease, which expires February 28, 2002.

Item 3.  LEGAL PROCEEDINGS

         The Company is not currently a party to any pending litigation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

         Our common stock is traded on the Over-The-Counter Bulletin Board ("OTCBB") system under the symbol "MOLY". Our range of high and low sales prices per share as quoted (without retail markup or markdown and without commissions) on the OTCBB for each quarter within the last two fiscal years is provided below. The figures shown below reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions:

        -------------------- -------------------- ----------------------
              QUARTER             HIGH BID               LOW BID
        -------------------- -------------------- ----------------------
              6/30/01              0.2700                0.0625
        -------------------- -------------------- ----------------------
              3/31/01              0.4062                0.0781
        -------------------- -------------------- ----------------------
             12/31/00              0.3125                0.0625
        -------------------- -------------------- ----------------------
              9/30/00              0.4062                0.1875
        -------------------- -------------------- ----------------------
              6/30/00              0.6875                0.2500
        -------------------- -------------------- ----------------------
              3/31/00              1.0000                0.4688
        -------------------- -------------------- ----------------------
             12/31/99              0.9375                0.4688
        -------------------- -------------------- ----------------------
              9/30/99              1.2656                0.7188
        -------------------- -------------------- ----------------------


         On September 19, 2001, the last reported sales price of our Common Stock was $.09. On September 19, 2001, there were approximately 2,100 stockholders of record of the Common Stock.

         The Company has not paid, and the Company does not currently intend to pay, cash dividends on its Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain all earnings, if any, to provide funds for the operation and expansion of the Company's business.

         During the year ended June 30, 2001, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof:

         On August 22, 2000 we issued 85,000 shares of our common stock to Cahill Racing, valued at $.28 per share, for a racing team sponsorship and advertising. We also issued 15,000 shares to RPM Indy, LLC, valued at $.28 per share, for brokering the Cahill Racing relationship. We also issued 400,000 shares to Mid-America Motor Sports, valued at $.28 per share, for a racing team sponsorship and advertising. We also issued 60,000 shares to RPM Indy, LLC, valued at $.28 per share, for brokering the Mid-America Motor Sports relationship. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

         On August 23, 2000 we issued 550,000 shares of our common stock to Stuart LLC, in a private placement of the shares at $.25 per share, for which we received $137,500. Such issuance was pursuant to the exemption provided in
Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

         On August 24, 2000 we issued 200,000 shares of our common stock to Gilbert Gertner, valued at $.24 per share, for reimbursement of expenditures on our behalf. We also issued 200,000 shares to Lance J. Rosmarin, valued at $.24 per share, for reimbursement of expenditures made on our behalf. We also issued 200,000 shares to Richmond Securities Ltd., valued at $.24 per share, for reimbursement of expenditures made on our behalf. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

         On September 26, 2000 we issued 125,000 shares of our common stock to Empire Multimedia Marketing, Inc., valued at $.25 per share, for services in producing an infomercial. We also issued 125,000 shares to International Energy Consultants, valued at $.25 per share, for services in producing an infomercial. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

         On October 22, 2000 we issued 50,000 shares of our common stock to Jacques Lazier, valued at $.23 per share, for services rendered. We also issued 50,000 shares to Robby Unser, valued at $.23 per share, for services rendered. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

         On June 1, 2001, in connection with the merger of Small Town Radio, Inc. into our subsidiary, PetroMerger, Inc., we issued 118,467,860 shares of our common stock to the holders of shares of Small Town Radio, Inc.'s common stock. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

         On June 7, 2001 we issued 13,000,000 shares of our common stock to Gilbert Gertner, in consideration of the cancellation of a debt owed to Mr. Gertner in the amount of $1,560,000. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

         On August 3, 2001 we issued 500,000 shares of our common stock to John
F. McMullan, in consideration of a $50,000 loan made by Mr. McMullan to us. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

         On August 15, 2001 we issued 1,200,000 shares of our common stock to Numark Capital Corp., valued at $.12 per share, for investor relations services. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

         Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

         No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of the persons had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of the persons were knowledgeable about the Company's operations and financial condition.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties.


                               Financial Condition

Going Concern

         In connection with their audit report on our consolidated financial statements as of June 30, 2001, BKD, LLP, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

         The Company has and continues to explore all avenues possible to raise the funds required. We have no revenue producing activity and do not anticipate having any until we can purchase operating radio stations. We cannot close a transaction to acquire a radio station until we have raised sufficient capital to pay the purchase price. We also need capital to fund overhead and administrative costs as well as transaction expenses. At June 30, 2001, accounts payable to vendors totaled $576,000, with $493,000 owed to suppliers and vendors who are working with us and an additional $80,000 was settled in July 2001 in exchange for shares of restricted stock. Effective August 1, 2001, the Company began incurring payroll and related costs of approximately $30,000 per month. A $50,000 loan was obtained from a director on August 3, 2001 to help fund operations in the short term. We estimate that the minimum level of funding that we will require meeting our operating requirements through December 31, 2001 is approximately $300,000.

         Ultimately, we must achieve profitable operations if we are to be a viable entity. We intend to purchase existing operations that are currently operating at breakeven or are individually profitable. Although we believe that there is a reasonable basis to believe that we will successfully raise the needed funds, we cannot assure you that we will be able to raise sufficient capital to sustain operations before we can purchase radio stations or that we will be able to achieve, or maintain, a level of profitability sufficient to meet the operating expenses of the corporate office.

Cash Flow

         We have a working capital deficit of $969,000 at June 30, 2001 compared to a deficit of $50,000 at June 30, 2000. This increase in working capital deficit resulted from the loss for the year.

         For the fiscal year ended June 30, 2001, operations used $71,000 of cash and investing activity used $2,000. Financing activities generated $76,000 during the period and consisted solely of stockholder contributions, $9,000, and stockholder loans, $67,500. We expect to continue to have operating cash flow deficiencies for the near term, and for the remainder of the 2002 fiscal year.

Capital Resources

         The Company currently has limited sources of capital, including the public and private placement of equity securities and the possibility of debt. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders. Stockholders and directors have advanced funds to the Company in the past, but we cannot assure you that they will be a source of funds in the future.

         As of June 30, 2001, we had minimal cash. We estimate that, based upon our current business plan for acquisitions, operations and capital expenditures, we will require up to $13,900,000 over the next two years. After the first year, the cash generated from operations should be such that we will not need additional funds except to pay for the acquisition of stations, which could be postponed. The estimated funding required for the first year of our business plan is $7,700,000. We believe that the funding generated by an equity line that has been established, plus debt financing available to fund radio station acquisitions, will be sufficient to fund cash requirements for the next year of operations.

Operations Outlook

         We are a development stage radio broadcasting company focused on acquiring, developing and operating groups of radio stations in small, generally non-rated markets, including areas not included in metropolitan markets. Our current activities are generally focused in the portion of the Southeast termed the "Sunbelt". The geographic area of interest is generally defined as eastern Mississippi to South Carolina, north of I-10 and south of I-20; however, we may acquire a station or stations outside this area if we are presented an attractive opportunity that does not dilute our ability to manage our overall network of stations. Our long-term goal is to build a geographically contiguous group of stations that can be operated as a network. We believe that we can achieve operating efficiencies and marketing leverage that come through the existence of a larger advertising customer and listener base.

         We have had discussions with companies and/or individuals that operate radio stations in Southern Georgia, Northern Florida and Southeastern South Carolina about purchasing these stations. We have executed letters of intent to acquire two (2) stations, and asset purchase agreements for four (4) stations in Southwest Georgia. The terms for the acquisition of four (4) stations in Southwest Georgia, to be purchased from one seller, Merchant Broadcast Systems of Southwest Georgia, include WBBK-FM&AM, licensed to Blakely, Georgia, and WGMK-FM and WSEM-AM, licensed to Donalsonville, Georgia. The total purchase price is $1,350,000, with seller financing for approximately $550,000, and the remaining $800,000 to be paid in cash at closing. The purchase agreement is subject to satisfactory due diligence, approval by our Board, and approval by the FCC. The letters of intent assume a total purchase price of $505,000 for an AM station in Northeastern Georgia, and an FM station in central Georgia. The purchase price of both stations is to be paid all in cash at closing.

         The purchase price for radio stations vary significantly depending upon the market served. In the very small, non-rated markets, the prices average about $350,000 per station, (AM's typically less, FM's typically higher). In a few instances, we have had discussions with stations in larger markets, some of which are rated markets. The stations in the larger markets that we have looked at typically have significantly higher purchase prices, but usually report much higher revenue and cash flow.

         Our principal source of revenue will be the sale of broadcasting time for advertising. As a result, our revenue will be determined primarily by the advertising rates our radio stations charge. Correspondingly, the rates will be based upon the individual station's ability to attract audiences in the demographic groups targeted by its advertisers. The traditional means of measuring this ability to attract audiences is the periodic Arbitron Radio Market Reports. As our targeted stations are in non-rated markets, this measure will generally not be available. We will have to rely on the ability of our sales staff to convince potential customers of the effectiveness of radio as an advertising medium and to creatively demonstrate the share of the market that advertising on our stations will reach.

         The number of advertisements that can be broadcast without jeopardizing listening levels (market share) are limited in part by the format of a particular station. Each of our stations will have a general pre-determined level of on-air inventory that it makes available for advertising. Available inventory may vary at different times of the day but tends to remain stable over time. Much of our selling activity will be based on demand for the stations' on-air inventory and, in general, we will respond to this demand by varying prices rather than by changing the available inventory.

         In the broadcasting industry, radio stations often utilize trade, or barter, agreements to exchange advertising time for goods or services, such as other media advertising, travel or lodging, in lieu of cash. In order to preserve the majority of on-air inventory for cash advertising, we intend to enter into trade agreements only if the goods or services bartered to us will be used in our business. We expect to minimize our use of trade agreements and anticipate that no more than 10% of our broadcast revenues will be paid for in trade. In addition, we generally do not expect to preempt advertising spots paid in cash with advertising spots paid in trade.

         Revenue in the radio broadcasting industry is typically seasonal, with the first calendar quarter producing the lowest revenue of the year and the fourth calendar quarter producing the highest revenue for the year. We expect that our revenue stream for any particular station will reflect similar seasonal variations. Our operating results in any period may be affected by marketing and promotion expenses that do not necessarily produce commensurate revenues until the resultant commercials are broadcast in future periods.

         The primary operating expenses incurred in the ownership and operation of radio stations include employee salaries and commissions, programming expenses and marketing and promotional expenses. We will strive to control these expenses with centralized studios and administrative functions and the use of regional marketing teams. We also will incur significant depreciation and amortization expense as a result of our acquisitions of stations.

         If our results become comparable to typical radio stations, we will derive approximately 83% of net broadcast revenues from local and regional advertising in the markets in which we operate, and the remainder will result principally from the sale of national advertising. Local and regional advertising will be sold primarily by the sales staff deployed throughout the geographic area covered by our signal. To generate national advertising sales, we will engage national advertising representative firms. We believe that the volume of national advertising revenue tends to adjust to shifts in a station's audience share position more rapidly than does the volume of local and regional advertising revenue. Therefore, we will focus on sales of local and regional advertising.

         Our financial results are dependent on a number of factors, including the general strength of the local and national economies, population growth, the ability to provide popular programming, local market and regional competition, relative efficiency of radio broadcasting compared to other advertising media, signal strength and government regulation and policies. From time to time the markets in which we plan to operate will experience weak economic conditions that may negatively affect our revenue. We believe, however, that this impact will be somewhat mitigated by our diverse geographical presence.

         The performance of a radio station group such as ours is customarily measured by its ability to generate broadcast cash flow. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles, we believe that broadcast cash flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

Results of Operations for the Year ended June 30, 2001 and for the Period from Inception to June 30, 2000

         The acquisition of Small Town Radio, Inc. by Worldwide PetroMoly, Inc. constituted a reverse acquisition for financial reporting purposes. The purchase method of accounting was utilized to record the transaction resulting in marking the assets and liabilities of PetroMoly, the acquired entity for reporting purposes, to their fair values through an allocation of the purchase price. Any excess of purchase price remaining after the allocation of the purchase price to the assets and liabilities is recorded as goodwill and amortized over a period of time.

         In addition, the purchase method of accounting requires that operations of the acquired entity for reporting purposes (PetroMoly) only be reflected in the statement of operations subsequent to the date of the acquisition. For this reason, the historical statement of operations only reflects Small Town Radio, Inc.'s operations for the short period ended June 30, 2000. The year ended June 30, 2001 reflects the operations of only Small Town Radio, Inc. to the date of acquisition and the consolidated Company's operations thereafter.

         The Company was, and is, a development stage enterprise focused on entering the broadcasting industry by acquiring operating radio stations. During the entire year ended June 30, 2001, the Company focused on researching the industry, identifying stations within a selected geographical market that might be available for purchase, and trying to secure financing for the operation.

         The operating loss for the year ended June 30, 2001 was $922,000, an increase of $872,000 over the period from inception (April 2000) to June 30, 2000. There were no revenues during the year. Organizational and start-up expenses of $899,000 (consisting principally of legal fees of $524,000 and consulting fees of $372,000) made up most of the loss for the year. Interest expense of $1,000 brought the total loss for the year to $923,000.

         The operating loss and net loss for the period from inception to June 30, 2000 was $50,000 and consisted solely of organizational and start-up expenses. There was no revenue during the period and no interest expense.

Item 7.  FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company are included on pages 22 through 31 of this report on Form 10-KSB:

         o   Report of BKD, LLP Independent Auditors;

         o   Consolidated Balance Sheets as of June 30, 2001 and June 30, 2000;

         o Consolidated Balance Sheets of Income for the year June 30, 2001 and the period from inception to June 30, 2000;

         o Consolidated Statements of Changes in Stockholders' Equity for the year ended June 30, 2001 and the period from inception to June 30, 2000;

         o Consolidated Statements of Cash Flows for the year ended June 30, 2001 and the period from inception to June 30, 2000; and

         o   Notes to Consolidated Financial Statements.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 9, 2001 the Board of Directors of the Worldwide PetroMoly, Inc. approved the engagement of BKD, LLP ("BKD") as the Company's principal accountant to replace Jackson & Rhodes P.C. ("Jackson & Rhodes"), the previous accountant. The Board approved the engagement of BKD because it had the resources needed to serve the Company as its business grows.

         Jackson & Rhodes' report on the Company's financial statements for each of the last two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

         During our two most recent fiscal years and the subsequent interim periods preceding the replacement of Jackson & Rhodes, there were no disagreements with Jackson & Rhodes on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Jackson & Rhodes, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its report.

         Jackson & Rhodes did not advise the Company during our two most recent fiscal years or during the subsequent interim periods preceding Jackson & Rhodes replacement:

              (a) that the internal controls necessary for the Company to develop reliable financial statements did not exist;

              (b) that information had come to its attention that had led it to no longer be able to rely on management's representations, or that had made it unwilling to be associated with the financial statements prepared by management;

              (c) (i) of the need to expand significantly the scope of its audit, or that information had come to its attention during the two most recent fiscal years or any subsequent interim period that if further investigated might (A) materially have impacted the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report or (B) have caused it to be unwilling to rely on management's representations or be associated with the Company's financial statements; or (ii) that due to its dismissal, or for any other reason, it did not so expand the scope of its audit or conduct such further investigation; or

              (d) (i) that information had come to its attention that it had concluded materially impacts the fairness or reliability of either (A) a previously issued audit report or the underlying financial statements, or (B) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report; or (ii) due to its dismissal, or for any other reason, the issue has not been resolved to its satisfaction prior to its dismissal.

         Jackson & Rhodes was authorized by the Company to respond fully to inquiries of BKD.

         Except such advice as has been provided by BKD in connection with auditing services related to the preparation of historical financials for the Company's recently acquired subsidiary and accounting services related to the preparation of certain pro forma financial information, during the two most recent fiscal years and during the interim period prior to engaging BKD, neither the Company nor anyone on its behalf consulted BKD regarding either: (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that BKD concluded was an important factor considered by Worldwide PetroMoly, Inc. in reaching a decision as to an accounting, auditing or financial reporting issue; or (b) any matter that was the subject of either a disagreement or any other event described above.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following table sets forth certain information with respect to our executive officers and directors.

Officers and Directors                 Age    Position
----------------------                 ---    --------
Donald Boyd                            34     President
Robert S. Vail                         55     Chairman of Board of Directors,
                                               Chief Financial Officer
William Fleming                        55     Director
Lauren Kahn                            47     Director
John McMullan                          65     Director
William L. Ross                        55     Director
Lance J. Rosmarin                      39     Director
Norton Cooper                          68     Director


         Donald Boyd - Mr. Boyd is our President. Mr. Boyd is a radio station executive with 15 years experience in the radio broadcast industry. From June 1995 to June 1998, Mr. Boyd owned and operated a profitable radio station in Gainesville, Florida. From June 1998 to December 1999, Mr. Boyd was a manager with Dickey Brothers Broadcasting, Inc. Most recently, Mr. Boyd was Regional General Manager for Root Communication, where he had profit and operations responsibility for seven stations in three markets similar to the type targeted by Worldwide PetroMoly, Inc. Mr. Boyd joined the company on July 30, 2001.

         Robert S. Vail - Mr. Vail is our Chief Financial Officer and Chairman of the Board. Mr. Vail has been a member and Chairman of our Board of Directors since June 2001. From November 1999 to January 2001, Mr. Vail was an independent financial consultant, providing consulting services to public companies. From March 1998 to August 1999, Mr. Vail was the Chief Financial Officer of Integrated Spatial Information Solutions, Inc., a provider of consulting services in the geographical information systems industry. From December 1990 to March 1998, Mr. Vail was the Director of Administration of the Houston office of Price Waterhouse.

         William L. Ross, PhD - Dr. Ross has been a member of our Board of Directors since June 2001. Dr. Ross has been in private practice as a clinical psychologist since 1978. From 1992 to the present, Dr. Ross has practiced in Fernandina Beach, Florida. In addition to his clinical experience, Dr. Ross has experience in providing management-training services including executive development, recruitment evaluation and communication skills development

         William Fleming - Mr. Fleming is the principal at William Fleming & Associates, which has provided financial consulting services to radio stations, including emerging companies, for more than 18 years. In particular, Mr. Fleming has focused his work on smaller, emerging companies, radio entrepreneurs, and first time owners. Mr. Fleming is also a co-owner of 4 radio stations in Indiana. Mr. Fleming has been a member of our Board of Directors since June 2001.

         Lauren Kahn - Ms. Kahn is President, founder and owner of Media Staffing Network, which specializes in finding, placing and training candidates for the advertising, broadcast (including radio, cable, direct response, new media and outdoor and print industries). Ms. Kahn founded her business in 1993, then called Rep Temps and renamed Media Staffing Network in 1998. Ms. Kahn has over 25 years of hands-on management experience, including approximately 15 years in the radio industry.

         John McMullan, CPA - Since 1990, Mr. McMullan has been the CEO of Camden Real Estate Company, a family-owned real estate investment company. Mr. McMullan is a CPA in the State of Georgia, and, in addition to serving as CEO of Camden Real Estate Company, Mr. McMullan acts as a consultant to the long-term health care industry.

         Lance J. Rosmarin - Mr. Rosmarin is a Member of our Board of Directors, and was our former Chief Financial and Accounting Officer, Secretary and President. From 1990 to 1993, Mr. Rosmarin was employed by Gertner, Aron, Ledet and Lewis Investments. Mr. Rosmarin served as Vice President and Secretary and was a Director of Citadel Computer Systems, Inc. (CITN) (1993-1996), as well as serving as an officer and director of several private companies. From 1993 to June 1, 2001, Mr. Rosmarin was Secretary, Treasurer and a Director of Worldwide PetroMoly Corporation, and from July 1996, Mr. Rosmarin was Chief Financial and Accounting Officer of Worldwide PetroMoly, Inc., and was its President from January 1998 to June 1, 2001.

         Norton Cooper - Mr. Cooper became a Director of the Company in January 1998. Since 1992, Mr. Cooper has been the Chief Executive Officer of Financial Entrepreneurs Incorporated of Las Vegas (FEI), a company engaged in strategic financial planning.

         Directors are elected to serve one year terms and until their earlier resignation or removal.

Compliance with Section 16(a) of The Exchange Act

         Pursuant to Section 16(a) of the Exchange Act, Worldwide Petromoly, Inc. is required to identify any Reporting Person (as defined below) that failed to file on a timely basis with the Securities and Exchange Commission any report that was required to be filed during fiscal 2000 with the SEC pursuant to
Section 16(a) of the Exchange Act. Such required filings include a Form 3 (an initial report of beneficial ownership of Common Stock) and a Form 4 and Form 5 (which reflect changes in beneficial ownership of Common Stock). For purposes of this 10-KSB, a "Reporting Person" is a person who at any time during the fiscal 2000 was (a) a director of Worldwide Petromoly, Inc., (b) an executive officer of Worldwide Petromoly, Inc. or its subsidiaries, (c) a beneficial owner of more than 10% of the Common Stock or (d) any other person who was subject to Section 16 of the Exchange Act with respect to Worldwide Petromoly, Inc. The Company has not received copies of Form 5 from Messrs. Rosmarin and Cooper for the years 1996, 1997, 1998, 1999 and 2000. The Company has not received any filings from Mr. Cooper for any year in which he had the obligation to file such a report.

Item 10.  EXECUTIVE COMPENSATION

         Donald Boyd, our President, has an employment contract with Small Town Radio, Inc. for a term of two years pursuant to which he will receive annual compensation of $175,000 for his services as President. Mr. Boyd's employment contract was effective as of August 1, 2001. Pursuant to the terms of his employment contract, Mr. Boyd received options for 4,000,000 shares of our common stock, 2,000,000 of which are immediately exercisable and 2,000,000 of which will vest on July 30, 2004, but may become exercisable earlier pursuant to a schedule tied to the number of acquisitions that we make. Until we have provided medical insurance to Mr. Boyd, we will reimburse him for up to $600 a month for medical insurance expenses. Mr. Boyd will also receive a monthly automobile allowance in the amount of $600, and a one-time relocation allowance in the gross amount of $10,000.

         Robert S. Vail, Small Town Radio's Chief Financial Officer and Chairman of the Board, earned $15,000 per month for the period January 2001 through June 30, 2001 for consulting services provided to Small Town Radio, Inc., and following the merger, to Worldwide PetroMoly, Inc. Mr. Vail has an employment contract with Small Town Radio, Inc. for a term of two years that was effective as of August 1, 2001, pursuant to which he will receive $120,000 a year in compensation for his services as our Chief Financial Officer. Mr. Vail is entitled to receive reimbursement for reasonable temporary housing expenses for the six month period from August 1, 2001 to January 31, 2002. Mr. Vail will also receive a monthly automobile allowance in the amount of $500, and a one-time relocation allowance in the gross amount of $25,000.

Summary Compensation Table

------------------------------------------------------------------ ---------------------------------------------------
                       Annual Compensation                                       Long-Term Compensation
------------------------------------------------------------------ ---------------------------------------------------
                                                                             Awards                   Payouts
------------------------- ------ --------- ---------- ------------ ------------ -------------- ---------- ------------
                                                                                  Securities
                                                        Other      Restricted     Underlying     LTIP         All
                                                        Annual        Stock       Options/                   Other
   Name and Principal     Year   Salary     Bonus    Compensation    Awards         SARs       (Payout)   Compensation
        Position                   ($)       ($)         ($)          ($)           (#)          ($)         ($)
------------------------- ------ --------- ---------- ------------ ------------ -------------- ---------- ------------

Robert S. Vail (1)        2001      --        --        $90,000        --            --           --          --
------------------------- ------ --------- ---------- ------------ ------------ -------------- ---------- ------------
Gilbert Gertner (2)       2001      --        --          --           --            --           --          --
------------------------- ------ --------- ---------- ------------ ------------ -------------- ---------- ------------

(1) Mr. Vail was paid as a consultant to Small Town Radio, Inc. from January 2001 through June 30, 2001. Mr. Vail did not have a written agreement for his services.

(2) Mr. Gertner was the Chief Executive Officer and Chairman of the Board of Worldwide PetroMoly, Inc. prior to its acquisition of Small Town Radio, Inc. Although Mr. Gertner was entitled to $180,000 per year, and a $950 per month automobile allowance, he waived all compensation for the 2001 fiscal year.

Compensation to Directors

         Messrs. Cooper and Rosmarin received 3,000,000 shares of Small Town Radio, Inc. common stock each in return for serving on our Board of Directors. These shares were converted to shares of the Company's common stock in the merger. Messrs. McMullan, Ross and Fleming, and Ms. Kahn each received 3,899,840 shares of Small Town Radio, Inc. common stock for serving on our Board of Directors. Their shares were converted to shares of the Company's common stock in the merger. Mr. Vail receives no additional compensation for serving on our Board of Directors, and no fees are paid to our directors for attendance at Board of Directors' meetings. We have agreed to reimburse our directors for any travel expenses incurred in connection with travel to Board of Directors' meetings. Our officers are appointed by our Board of Directors and serve at its discretion. Our bylaws provide for the indemnification of directors and officers to the fullest extent authorized, permitted or allowed by Colorado law, our state of incorporation.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following tables set forth, as of September 18, 2001, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, and each officer and director individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted.

Security Ownership of Certain Beneficial Owners

         The following table sets forth, as of September 18, 2001, certain information with respect to beneficial share ownership by all person known to management to own more than 5% of our outstanding common stock. Except as otherwise indicated, the shareholders listed have sole investment and voting power with respect to their shares. The amounts and percentages are based on 160,800,859 shares of common stock outstanding as of September 18, 2001.


----------------------------------------------------------------------------------------------------------
Name and Address of Beneficial Owner               Number of Common Shares Beneficially   Percent of Class
                                                                   Owned
----------------------------------------------------------------------------------------------------------

Gilbert Gertner                                                 24,450,000                    15.2%
1300 Post Oak Blvd., Suite 1985
Houston, TX 77056
----------------------------------------------------------------------------------------------------------
Beachside Commons I, Inc.
401 Centre Street, 2nd Floor
Fernandina Beach, Florida  32034                                15,695,520                    9.8%
----------------------------------------------------------------------------------------------------------
Porter Lane Investments, Inc. (1)
5255 Porter Lane
Gainesville, Georgia  30506                                     15,109,200                    9.4%
----------------------------------------------------------------------------------------------------------
Irish Investments, LLC
2413 First Avenue., Suite K-3
Fernandina Beach, Florida  32034                                15,695,520                    9.8%
----------------------------------------------------------------------------------------------------------
Bolling Investments, LLC  (2)                                   15,662,600                    9.7%
257 Bolling Road, N.E.
Atlanta, Georgia  30305
----------------------------------------------------------------------------------------------------------

(1) Including personal holdings of Gerald Sullivan, sole shareholder of Porter Lane Investments.

(2) Includes personal holdings (563,680 shares) of Wayne Shortridge, principal, and his pro rata share of stock held by other entities in which he has an ownership interest.

Security Ownership of Management

         The following table sets forth, as of September 18, 2001, certain information with respect to beneficial share ownership by each of our executive officers and directors, and by all executive officers and directors as a group. Except as otherwise indicated, the shareholders listed have sole investment and voting power with respect to their shares. The amounts and percentages are based on 160,800,859 shares of common stock outstanding as of September 18, 2001.


--------------------------------------------------------------------------------------------------------------------
Name and Address of Beneficial Owner                                Number of Common Shares          Percent of
                                                                      Beneficially Owned                Class
--------------------------------------------------------------------------------------------------------------------

Robert S. Vail                                                            15,695,520                    9.8%
12600 Deerfield Parkway, Suite 100
Alpharetta, Georgia  30004
--------------------------------------------------------------------------------------------------------------------
Donald L. Boyd (1)                                                         2,000,000                    1.2%
12600 Deerfield Parkway, Suite 100
Alpharetta, Georgia  30004
--------------------------------------------------------------------------------------------------------------------
William Fleming
176 North Beacon St.
Hartford, Connecticut 06105                                                3,899,840                    2.4%
--------------------------------------------------------------------------------------------------------------------
John McMullan
Suite 850, 100 Colony Square
1175 Peachtree St., N.E.
Atlanta, Georgia 30361                                                     4,399,840                    2.7%
--------------------------------------------------------------------------------------------------------------------
Lauren Kahn
Suite 825
150 East Huron
Chicago, Illinois 60611                                                    3,899,840                    2.4%
--------------------------------------------------------------------------------------------------------------------
William L. Ross, PhD
28 South 10th St.
Fernandina Beach, Florida 32034                                            3,899,840                    2.4%
--------------------------------------------------------------------------------------------------------------------
Norton Cooper
7143 Almaden Lane
Carlsbad, CA 92009                                                         3,180,000                    2.0%
--------------------------------------------------------------------------------------------------------------------
Lance J. Rosmarin
1300 Post Oak Blvd., Suite 1985
Houston, TX 77056                                                          3,700,000                    2.3%
--------------------------------------------------------------------------------------------------------------------
All officers and directors as a group                                     40,674,880                    25.3%
--------------------------------------------------------------------------------------------------------------------

(1) includes 2,000,000 shares issuable upon exercise of options.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Agreement with Porter Lane Investments, Inc.

         At the time of its founding, Small Town Radio, Inc. entered into a consulting agreement with Porter Lane Investments, Inc., under which Porter Lane Investments, Inc. was to provide certain consulting services to Small Town Radio, Inc. The agreement called for monthly payments of $16,000, additional payments to be made upon completion of acquisitions and financing arrangements, and had a term of five (5) years. The agreement was amended on July 16, 2001 to delete the provision for additional payments and to provide for a termination date of May 31, 2002. Subsequently, Porter Lane Investments, Inc. and Small Town Radio, Inc. agreed to terminate the agreement effective July 31, 2001, with one
(1) additional month's payment of $16,000.

         From March 2000 through June 30, 2001, Small Town Radio had incurred expenses of $280,000 under this agreement. There had been no payments made under the agreement. In August, 2001 as part of the termination of our agreement with Porter Lane Investments Inc., it agreed to satisfy $240,000 of the $280,000 then owed to it by having us issue shares of our common stock directly to individual consultants who had performed consulting services for us through Porter Lane Investments Inc.

Fees payable to Robert S. Vail

         Robert S. Vail, the Chief Financial Officer and a director, has been involved since the inception of Small Town Radio, Inc. His services to Small Town Radio, Inc., through July 31, 2001 were on a consulting basis, and all compensation was accrued, and not paid. For the period from inception through July 31, 2001, an aggregate of $105,000 remains unpaid.

Note payable to John McMullan

         John McMullan is a director of Small Town Radio, Inc. Mr. McMullan provided a loan to Small Town Radio, Inc. of $50,000. This transaction is evidenced by a ninety (90) day demand note that bears interest in the amount of 8% per annum. Mr. McMullan was also issued 500,000 shares of restricted stock in connection with this loan.

Note payable to Bolling Investments, LLC

         Bolling Investments, LLC, one of Small Town Radio's founding shareholders, has made four separate loans to Small Town Radio, Inc., totaling $67,500. The loans are evidenced by four demand notes that bear interest at 12% per annum.

Item 10. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         2.1 Agreement and Plan of Merger between and among Small Town Radio, Inc., Worldwide PetroMoly, Inc., Petro Merger, Inc., Gilbert Gertner and certain individual shareholders of Small Town Radio, Inc., as amended and restated, dated April 30, 2001 (originally filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 27, 2001, then filed, as amended and restated, as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 7, 2001, both of which are incorporated herein by reference).

         3.1 Articles of Incorporation of the Company (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         3.2 Bylaws of the Company (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         4.1 The description of the Company's common stock is incorporated herein by reference to the description thereof contained in the Company's Registration Statement on Form 10-SB, filed on August 11, 1994 and amended on October 18, 1994, pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (File No. 0-24682).

         4.2 Worldwide PetroMoly, Inc. Stock Incentive Plan, as adopted on August 8, 2001 (filed with the Company's Registration Statement on Form S-8 (File No. 33-67404) and incorporated herein by reference).

         10.1.1 Consulting Agreement by and between the Company and Porter Lane Investments, Inc. ("Porter Lane"), dated as of March 13, 2000 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.1.2 First Amended Consulting Agreement by and between the Company and Porter Lane, dated as of April 16, 2001 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.1.3 First Amendment to First Amended Consulting Agreement with Porter Lane, dated July 31, 2001 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.1.4 Letter Agreement relating to termination of Consulting Agreement with Porter Lane, dated August 10, 2001 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.2 Agreement of Lease between the Company and HQ Global Workplaces, Inc. dated April 9, 2001 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.3 Letter Agreement by and between the Company and Lgk Media Staffing Network, Inc., dated April 17, 2001 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.4 Studio Design Agreement between the Company and Harris Corporation, dated April 20, 2001 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.5 Consulting Agreement between the Company and NuMark Corporation, dated July 18, 2001 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.6 Stock Purchase Agreement by and between the Company and Gilbert Gertner, dated June 7, 2001 (filed with the Company's Current Report on Form 8-K filed June 15, 2001 and incorporated herein by reference).

         10.7 Letter Agreement between the Company and Atlas Capital Services, Inc. for business development services, dated June 20, 2001 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.8 Letter Agreement between the Company and Pacific Resource Group, Inc. for business development services, dated June 21, 2001 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.9 Agreement by and between the Company and ceoHeadlines, Inc., dated as of August 13, 2001 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.10 Purchase and Sale Agreement by and between the Company and Merchants Broadcasting Systems of Southwest Georgia, dated as of August 16, 2001 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.11 Consulting Agreement by and between the Company and Richard P. Smyth, dated as of September 10, 2001 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.12 Demand Note issued by Small Town Radio, Inc. to Bolling Investments, LLC with respect to a $5,000 loan, dated February 12, 2001 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.13 Demand Note issued by Small Town Radio, Inc. to Wayne Shortridge with respect to a $25,000 loan, dated March 26, 2001 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.14 Demand Note issued by the Company to Wayne Shortridge with respect to a $25,000 loan, dated June 4, 2001 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.15 Demand Note issued by the Company to Bolling Investments, LLC with respect to a $12,500 loan, dated June 29, 2001 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.16 Demand Note issued by the Company to John F. McMullan with respect to a $50,000 loan, dated August 3, 2001 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.17 Letter of Intent between the Company and Media Services Group, Inc. to enter into an asset purchase agreement with Fall Line Media, Inc., dated August 7, 2001 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.18 Letter of Intent between the Company and Greenwood Communications Corporation to purchase certain assets, dated August 13, 2001 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.19 Letter Agreement between the Company and Kempff Communications Company for payment of brokerage commissions, dated August 13, 2001 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.20        Employment Agreement by and between the Company and Donald
                      L. Boyd, dated as of July 30, 2001 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.21        Employment Agreement by and between the Company and Robert
                      S. Vail, dated as of August 1, 2001 (filed with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         16 Letter to Company from Jackson & Rhodes, P.C. dated July 10, 2001 (filed as Exhibit 16.1 to the Company's Current Report on Form 8-K dated July 13, 2001 and incorporated herein by reference).

         21           List of Subsidiaries.

         23.1         Consent of BKD, LLP.


         (b)      Reports on Form 8-K

         During the quarter ended June 30, 2001, the Company filed with the Commission the following reports on Form 8-K:

         Current Report on Form 8-K dated April 30, 2001 and filed with the Commission on May 7, 2001 to disclose that the Company had amended the Agreement and Plan of Merger dated March 26, 2001 to extend the closing date to May 31, 2001.

         Current Report on Form 8-K dated June 1, 2001 and filed with the Commission on June 15, 2001 to disclose that a change in control of Registrant had occurred on June 1, 2001 when the Company acquired Small Town Radio, Inc. in an all stock transaction, that the Merger was completed on June 1, 2001 and the sale of the capital stock of Worldwide Petromoly Corporation, a wholly owned subsidiary, to the former Chairman of the registrant.

         After the fiscal year end, the Company filed the following reports on Form 8-K:

         Current Report on Form 8-K dated July 9, 2001 and filed with the Commission on July 13, 2001 to report a change in Certifying Accountants.

         Current Report on Form 8-K/A dated June 1, 2001 and filed with the Commission on August 2, 2001 to include financial statements of Small Town Radio, Inc. and required pro forma financial information.

                                   SIGNATURES

         In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 2001.



                                         Worldwide PetroMoly, Inc.

                                         By: /s/ Robert S. Vail
                                         ----------------------------------
                                         Robert S. Vail
                                         Director and Chairman of the Board

                                         By: /s/ Donald L. Boyd
                                         ----------------------------------
                                         Donald L. Boyd
                                         President


         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:



  Signature                       Title                 Date
  ---------                       -----                 ----
   /s/ Norton Cooper              Director              September 27, 2001
  ---------------------------
  Norton Cooper

  /s/ William Fleming             Director              September 27, 2001
  ---------------------------
  William Fleming

   /s/ Lauren Kahn                Director              September 27, 2001
  ---------------------------
  Lauren Kahn

                                  Director              September   , 2001
  ---------------------------
  John McMullan

  /s/ Lance Rosmarin              Director              September 27, 2001
  ---------------------------
  Lance Rosmarin

  /s/ William Ross                Director              September 27, 2001
  ---------------------------
  William Ross

  /s/ Robert S. Vail              Director              September 27,2001
  ---------------------------
  Robert S. Vail

                                 EXHIBIT INDEX





   Exhibit Number     Description
   --------------     -----------

         21           List of Subsidiaries.

         23.1         Consent of BKD, LLP.

                            WORLDWIDE PETROMOLY, INC.



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          ------------------------------------------------------------

                                                                      Page

  Independent Accountants' Reports.....................................F-2

  Consolidated Statement of Operations For the
     Year Ended June 30, 2001 and From Inception
     To June 30, 2000..................................................F-3

  Consolidated Balance Sheet as of June 30, 2001 and 2000..............F-4

  Consolidated Statement of Stockholders' Deficit
     For the Year Ended June 30, 2001 and From
     Inception to June 30, 2000........................................F-5

  Consolidated Statement of Cash Flows
     For the Year Ended June 30, 2001 and From
     Inception to June 30, 2000........................................F-6

  Notes to Consolidated Financial Statements...........................F-7

                         Independent Accountants' Report


The Board of Directors
Worldwide PetroMoly, Inc. d/b/a Small Town Radio
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheet of Worldwide PetroMoly, Inc. d/b/a Small Town Radio as of June 30, 2001 and 2000, and the related statements of operations, stockholders' deficit, and cash flows for the year ended June 30, 2001 and period from inception to June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldwide PetroMoly, Inc. d/b/a Small Town Radio as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the year ended June 30, 2001 and period from inception to June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company's continuance is dependent on its ability to raise capital. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BKD, LLP

Indianapolis, Indiana

July 25, 2001

                Worldwide PetroMoly, Inc. d/b/a Small Town Radio
                      Consolidated Statement of Operations


                                                                             Period From
                                                           Year Ended        Inception to
                                                            June 30,           June 30,
                                                              2001               2000
--------------------------------------------------------------------------------------------

Net Sales                                                      $   0               $   0
                                                    ----------------------------------------
Operating Expenses
    Organizational and start-up expenses                     899,415              49,971
    Professional fees                                         10,000
    Rent                                                       3,369
    Director compensation                                      6,193
    Depreciation                                                 105
    Other                                                      2,473
                                                    ----------------------------------------
                                                             921,555              49,971
                                                    ----------------------------------------
Operating Loss                                              (921,555)            (49,971)
Other Expense--interest                                       (1,269)
                                                    ----------------------------------------
Loss Before Income Taxes                                    (922,824)            (49,971)
Income Tax Benefit                                                 0                   0
                                                    ----------------------------------------
Net Loss                                                  $ (922,824)           $(49,971)
                                                    ========================================
Basis Earnings Per Share                                      $(.01)                  $0
Weighted-Average Shares Outstanding                       69,844,439          51,733,930

                See notes to consolidated financial statements.

                Worldwide PetroMoly, Inc. d/b/a Small Town Radio
                           Consolidated Balance Sheet


         June 30                                                                      2001                2000
-----------------------------------------------------------------------------------------------------------------
                                             Assets

         Current Assets
             Cash                                                                   $  3,396
             Deposit                                                                   2,076
                                                                            -------------------------------------
                  Total current assets                                                 5,472

         Property and Equipment, net                                                   1,791
         Other                                                                        10,000
                                                                            -------------------------------------
                                                                                    $ 17,263         $     0
                                                                            =====================================
                           Liabilities and Stockholders' Deficit
         Current Liabilities
             Notes payable--stockholders                                            $ 67,500
             Accounts payable                                                        575,802         $49,971
             Accounts payable--stockholders                                          330,000
             Accrued expenses                                                          1,269
                                                                            -------------------------------------
                  Total current liabilities                                          974,571          49,971
                                                                            -------------------------------------
         Commitments and Contingencies
         Stockholders' Deficit
           Preferred stock, no stated value
              Authorized--10,000,000 shares
              Issued and outstanding--none
           Common stock, no par value
              Authorized--800,000,000 shares
              Issued and outstanding--157,726,675 and 51,733,930 shares           12,383,424
           Additional paid-in capital                                            (12,367,937)
           Deficit accumulated during the development stage                         (972,795)       (49,971)
                                                                            -------------------------------------
                                                                                    (957,308)       (49,971)
                                                                            -------------------------------------
                                                                                $    17,263         $     0
                                                                            =====================================


                 See notes to consolidated financial statements.

                Worldwide PetroMoly, Inc. d/b/a Small Town Radio
                 Consolidated Statement of Stockholders' Deficit

                                                                                                Deficit
                                                                                              Accumulated
                                          Number                           Additional         During the
                                            of             Common           Paid-in           Development
                                          Shares           Stock            Capital              Stage            Total
-----------------------------------------------------------------------------------------------------------------------------

Balances, April 1, 2000
    Net loss                                                                                    $(49,971)       $(49,971)
    Issuance of common stock            51,733,930
                                     ----------------------------------------------------------------------------------------
Balances, June 30, 2000                 51,733,930                                               (49,971)        (49,971)
Net loss                                                                                        (922,824)       (922,824)
Issuance of common stock--no
consideration                           85,044,986
Issuance of common stock--non-cash
consideration                           20,397,760          $  6,787                                               6,787
Equity adjustment resulting from
reverse acquisition                                       12,376,637     $(12,376,637)
Stockholder contribution                                                        8,700                              8,700
                                     ----------------------------------------------------------------------------------------
Balances, June 30, 2001                157,176,676       $12,383,424     $(12,367,937)         $(972,795)      $(957,308)
                                     ========================================================================================

                See notes to consolidated financial statements.

                Worldwide PetroMoly, Inc. d/b/a Small Town Radio
                      Consolidated Statement of Cash Flows

                                                                                                            Period From
                                                                                           Year Ended       Inception to
                                                                                            June 30,          June 30,
                                                                                              2001              2000
----------------------------------------------------------------------------------------------------------------------------

Operating Activities
     Net loss                                                                              $ (922,824)       $(49,971)
     Adjustments to reconcile net loss to net cash used by operating activities
         Depreciation                                                                             105
         Stock issued for director and professional fees                                        6,787
         Changes in assets and liabilities
              Deposit                                                                          (2,076)
              Other asset                                                                     (10,000)
              Accounts payable                                                                525,831           49,971
              Accounts payable--stockholders                                                  330,000
              Accrued expenses                                                                  1,269
                                                                                      --------------------------------------
                  Net cash used by operating activities                                       (70,908)
                                                                                      --------------------------------------
Investing Activity--purchase of property and equipment                                         (1,896)
                                                                                      --------------------------------------
Financing Activities
     Net increase in notes payable--stockholders                                               67,500
     Stockholder contribution                                                                   8,700
                                                                                      --------------------------------------
         Net cash provided by financing activities                                             76,200
                                                                                      --------------------------------------
Net Increase in Cash                                                                            3,396
Cash, Beginning of Period                                                                           0                0
                                                                                      --------------------------------------
Cash, End of Period                                                                       $     3,396        $       0
                                                                                      ======================================


                See notes to consolidated financial statements.

                Worldwide PetroMoly, Inc. d/b/a Small Town Radio
                   Notes to Consolidated Financial Statements


Note 1--- Nature of Operations and Summary of Significant Accounting Policies

NATURE OF OPERATIONS
Worldwide PetroMoly, Inc. d/b/a Small Town Radio (Company) is a development stage enterprise. The Company is currently focused on securing financing to allow it to enter the broadcasting industry through a series of radio station acquisitions.

The Company's target markets are generally smaller, less populated areas near, but not in, mid-sized and larger markets. The Company intends to initially acquire stations in rural sections of South Georgia, and then expand into additional, geographically contiguous markets in the Southeast. Acquisition of the target stations will be dependent upon approval of the Federal Communications Commission (FCC).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVERSE ACQUISITION AND DISPOSITION
On June 1, 2001, Worldwide PetroMoly, Inc. (PetroMoly) acquired Small Town Radio, Inc., a development stage enterprise, through the issuance of 118,467,860 unregistered shares of PetroMoly common stock to Small Town Radio's stockholders. For financial reporting purposes, the transaction constitutes a reverse acquisition due to the former Small Town Radio stockholders owning approximately 75% of the outstanding stock of the combined entity immediately following the transaction. The purchase method of accounting was utilized to record the transaction resulting in marking the assets and liabilities of PetroMoly, the acquired entity for reporting purposes, to their fair values through an allocation of the purchase price. Any excess of purchase price remaining after the allocation of the purchase price to the assets and liabilities is recorded as goodwill and amortized over a period of time.

In addition, the purchase method of accounting requires that operations of the acquired entity for reporting purposes (PetroMoly) only be reflected in the statement of operations subsequent to the date of the acquisition. For this reason, the historical statement of operations only reflects Small Town Radio, Inc.'s operations for the short period ended June 30, 2000. The year ended June 30, 2001 reflects the operations of only Small Town Radio, Inc. to the date of acquisition and the consolidated Company's operations thereafter.

On June 7, 2001, PetroMoly sold its interest in Worldwide PetroMoly, Corp., a wholly owned subsidiary to Gilbert Gertner, a stockholder and previous chairman of the board of PetroMoly. Prior to its disposition, Worldwide PetroMoly, Corp. was PetroMoly's only operating subsidiary and represented 100% of the assets, liabilities and operations of the consolidated entity. No gain or loss resulted from the sale of the subsidiary, as the sale price at June 7, 2001 was utilized in marking its assets and liabilities to fair value at June 1, 2001 under the purchase method of accounting.

A provision in the sale agreement entitles PetroMoly to a portion of any operating profits and net proceeds from sale of Worldwide PetroMoly Corp. if either transpires prior to December 7, 2002.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the operations of Worldwide PetroMoly, Inc. d/b/a Small Town Radio and its wholly-owned subsidiary, Small Town Radio, Inc. They also include the accounts of Worldwide PetroMoly, Corp. for the period from June 1, 2001 to June 7, 2001.

ORGANIZATIONAL AND START-UP EXPENSES
The Company has expensed all organizational and start-up expenses.

PROPERTY AND EQUIPMENT
Property and equipment are carried at cost. Depreciation is computed using the straight-line method. Property and equipment at June 30, 2001 consists of computer equipment and is being depreciated over three years.

EARNINGS PER SHARE
Earnings per share have been computed based upon the weighted-average common shares outstanding during each year. Diluted earnings per share have not been presented due to the Company incurring a loss from continuing operations.

NON-CASH CONSIDERATION
The Company issued 20,397,760 shares of common stock to directors and third parties for services provided. The dollar amounts assigned these transactions were based on the fair value of the services rendered.



Note 2 --- Property and Equipment

Property and equipment consist of the following:

June 30                                              2001
---------------------------------------------------------------

Equipment                                          $1,896

Accumulated depreciation                            (105)
                                                ---------------
                                                   $1,791
                                                ===============



Note 3 --- Income Tax

Income tax expense consists of the following:

                                                                                      Period From
                                                                    Year Ended       Inception to
                                                                     June 30,          June 30,
                                                                       2001              2000
-----------------------------------------------------------------------------------------------------

Reconciliation of federal statutory to actual tax expense
     Federal statutory income tax at 34%                              $(313,760)        $(16,990)
     Change in valuation allowance                                      313,760           16,990
                                                                -------------------------------------
         Actual tax expense                                              $    0            $   0
                                                                =====================================

The components of the deferred tax asset is as follows:

June 30                                                                2001              2000
-----------------------------------------------------------------------------------------------------
Asset
     Organizational and start-up expenses                              $322,791          $16,990
     Net operating loss carryforward                                      7,959
     Valuation allowance                                               (330,750)         (16,990)
                                                                -------------------------------------
                                                                       $      0          $     0
                                                                =====================================

The valuation allowance at June 30, 2001 is $330,750 and was increased by $313,760. During the current year, the increase in the valuation allowance was due to additional losses incurred by a development stage enterprise.

At June 30, 2001, the Company had a net operating loss carryforward for tax purposes of $23,409. This loss carryforward expires in the year 2016.



Note 4 --- Stock Options

The Company maintains an incentive stock option plan which is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees.

No options were granted after the acquisition date (June 1, 2001) and therefore no compensation cost has been recognized in the accompanying financial statements.

The following is a summary of the status of the Company's stock option plan.

Year Ended June 30                                                                  2001
----------------------------------------------------------------------------------------------------------


                                                                                           Weighted-
                                                                                            Average
                                       Options                            Shares        Exercise Price
----------------------------------------------------------------------------------------------------------

Outstanding, beginning of year                                                  0
Options transferred as a result of the reverse acquisition                733,000               $.37
                                                                    -------------------
Outstanding, end of year                                                  733,000
                                                                    ===================

At June 30, 2001, the 733,000 options outstanding have exercise prices ranging from $.06 to $1.00 and a weighted-average remaining contractual life of two years.

The following summarizes the outstanding options at June 30, 2001.

                               Exercise               Expiration
    Number of Options            Price                   Date
------------------------------------------------------------------------

          10,000                 $.13                 1/01/2002

         110,000                  .25                 1/01/2002

          15,000                  .50                 1/01/2002

          60,000                 1.00                 1/01/2002

         100,000                 1.00                 9/15/2002

          20,000                  .13                 1/01/2003

         160,000                  .25                 1/01/2003

          5,000                   .50                 1/01/2003

          13,000                 1.00                 1/01/2003

          50,000                  .09                 12/06/2003

         150,000                  .06                 1/02/2004

          35,000                  .09                 1/02/2004

          5,000                   .13                 1/03/2004

Note 5 --- Related Party Transactions

At June 30, 2001, the Company had outstanding notes payable to certain stockholders of $67,500. These notes are unsecured, payable upon demand, and bear interest at 12%. At June 30, 2001, interest was current on these obligations. Management believes the fair value of this and all of the Company's financial instruments approximate book values at June 30, 2001.

At June 30, 2001, the Company had outstanding accounts payable to stockholders of $330,000 for consulting services provided. This entire amount is included in organizational and start-up expenses for the year ended June 30, 2001.


Note 6 --- Financial Condition and Going Concern

The Company's continuance is dependent on raising capital. The Company is confident that the necessary capital will be raised and has entered into discussions to do so with certain individuals. However, as of the date of these consolidated financial statements, no formal agreements exist.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going concern.


Note 7 --- Subsequent Event

At June 30, 2001, the Company had a consulting agreement with a third party that called for monthly payments of $40,000 until May 2002. In July 2001, the Company issued 1,200,000 restricted common shares as payment in full for services through September 2001, at which point the consulting agreement terminates.

The Company also had a consulting agreement with a stockholder requiring monthly payments of $16,000 until June 2002. In July 2001, the parties amended the agreement to provide for a termination date of July 31, 2001 and a termination fee of $16,000.