Form 10QSB
period 2001-09-30
WORLDWIDE PETROMOLY INC
filed 2001-11-19
CIK 928375

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
          Exchange Act of 1934 for the period ended September 30, 2001

  [ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _____ to ______

                        Commission file number: 000-30805


                            WORLDWIDE PETROMOLY, INC.
        (Exact name of small business issuer as specified in its charter)


            Colorado                                84-1125214
   (State of Incorporation)             (I.R.S. Employer Identification No.)


                             12600 Deerfield Parkway
                                    Suite 100
                            Alpharetta, Georgia 30004
                    (Address of principal executive offices)

                                 (678) 762-3295
                (Issuer's telephone number, including area code)



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                   Class                    Outstanding at November 19, 2001
                   -----                    --------------------------------
         Common Stock, no par value                  163,273,031


Transitional Small Business Disclosure Format:   Yes [ ]  No [X]

                                TABLE OF CONTENTS



Part I     Financial Information.............................................1

Item 1.    Financial Statements..............................................1

           Consolidated Balance Sheet........................................1

           Consolidated Statements of Operation..............................2

           Consolidated Statements of Cash Flows.............................3

           Notes to Consolidated Financial Statements........................4

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition................................7

           Forward Looking Statements........................................7

           Overview and Results of Operations................................7

           Twelve Month Business Outlook.....................................8

           Operating Expenses and Capital Expenditures.......................8

           Disposition of Assets............................................10

           Operating Losses.................................................10

           Liquidity and Capital Resources..................................10

Part II    Other Information................................................12

Item 1.    Legal Proceedings................................................12

Item 2.    Changes in Securities and Use of Proceeds........................12

Item 3.    Defaults Upon Senior Securities..................................12

Item 4.    Submission of Matters to a Vote of Security Holders..............12

Item 5.    Other Information................................................12

Item 6.    Exhibits and Reports on Form 8-K.................................12

           SIGNATURES.......................................................15

Item 1. - Financial Statements

                            WORLDWIDE PETROMOLY, INC.
                          d/b/a Small Town Radio, Inc.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets


              Assets                                                   September 30, 2001               June 30, 2001
                                                                  ------------------------------ -----------------------------
Current Assets


        Cash                                                           $           76                 $          3,396
        Prepaid expenses                                                       81,574
        Employee advances                                                       1,952
        Deposit                                                                                                  2,076
                                                                  ------------------------------ -----------------------------
              Total current assets                                             83,602                            5,472

Property and Equipment,
net of accumulated depreciation
of $263 and $105                                                                1,633                            1,791

Other Assets
        Financing fees                                                         70,123                                -
        Miscellaneous assets                                                   10,000                           10,000
                                                                  ------------------------------ -----------------------------
                                                                        $    165,358                 $          17,263
                                                                  ============================== =============================

              Liabilities and Stockholders' Deficit
Current Liabilities
        Accounts payable                                                $    840,020                 $         575,802
        Accounts payable- stockholders                                       161,804                           330,000
        Notes payable- stockholders                                          122,500                            67,500
        Accrued expenses                                                      46,727                             1,269
                                                                  ------------------------------ -----------------------------
              Total current liabilities                                    1,171,051                           974,571
                                                                  ------------------------------ -----------------------------

Commitments and Contingencies

Stockholders' Deficit
        Preferred stock, no stated value
              Authorized- 10,000,000 shares
              Issued and outstanding- none                                        -0-                              -0-
                                                                  ------------------------------ -----------------------------
        Common stock, no par value
              Authorized- 800,000,000 shares
              Issued and outstanding- 161,493,521 and
              157,726,675 shares                                          12,787,034                        12,383,424
        Additional paid-in capital                                       (12,357,417)                      (12,367,937)
        Deficit accumulated during development stage                      (1,435,310)                         (972,795)
                                                                  ------------------------------ -----------------------------
                                                                          (1,005,693)                         (957,308)
                                                                  ------------------------------ -----------------------------
                                                                        $   165,358                  $          17,263
                                                                  ============================== =============================


                See notes to consolidated financial statements.

                            WORLDWIDE PETROMOLY, INC.
                          d/b/a Small Town Radio, Inc.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Operation

                                             Three Months Ended              Three Months Ended         Period from Inception to
                                             September 30, 2001              September 30, 2000            September 30, 2001
                                        ------------------------------ ------------------------------- ----------------------------
Net Sales                               $                 -             $           -                    $            -

Operating Expenses                                  437,791                    96,000                         1,409,317
                                        ------------------------------ ------------------------------- ----------------------------

Operating loss                                     (437,791)                  (96,000)                       (1,409,317)

Interest expense                                    (24,724)                        -                           (25,993)
                                        ------------------------------ ------------------------------- ----------------------------

Loss Before Income Taxes                           (462,515)                  (96,000)                       (1,435,310)

Income Tax Benefit                                        -                         -                                 -
                                        ------------------------------ ------------------------------- ----------------------------

Net Loss                                $          (462,515)            $     (96,000)                  $    (1,435,310)
                                        ============================== =============================== ============================

Basic Earnings (Loss) Per Share         $             (0.00)            $       (0.00)

Weighted Average Shares Outstanding             160,050,881                51,733,930



                See notes to consolidated financial statements.

                            WORLDWIDE PETROMOLY, INC.
                          d/b/a Small Town Radio, Inc.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows


                                                 Three Months Ended       Three Months Ended      Period from Inception to
                                                 September 30, 2001       September 30, 2000         September 30, 2001
                                               ------------------------ ------------------------ ---------------------------
Operating Activities
  Net loss                                          $   (462,515)             $  (96,000)             $   (1,435,310)
  Adjustments to reconcile net loss to net cash
  provided (used) from operating activities
    Stock issued in lieu of compensation and for
    director and professional fees                       414,130                                             420,917
    Prepaid expenses                                     (81,574)                                            (81,574)
    Accounts payable                                     264,218                  96,000                     840,020
    Accounts payable - stockholder                      (168,196)                                            161,804
    Other                                                 45,740                                              35,038
                                                     ------------------------ ------------------------ ---------------------------
    Net cash provided (used) by operating
     activities                                           11,803                       -                     (59,105)
                                                     ------------------------ ------------------------ ---------------------------

Investing Activity - purchase of
 property and equipment                                        -                       -                      (1,896)
                                                     ------------------------ ------------------------ ---------------------------

Financing Activities

       Net increase in notes payable - stockholders       55,000                                             122,500
       Financing fees                                    (70,123)                                            (70,123)
       Stockholder contribution                                                                                8,700
                                                     ------------------------ ------------------------ ---------------------------
       Net cash provided (used) by financing
       activities                                        (15,123)                      -                      61,077
                                                     ------------------------ ------------------------ ---------------------------

Net change in cash                                        (3,320)                      -                          76

Cash, Beginning of Period                                  3,396                       -                           -
                                                     ------------------------ ------------------------ ---------------------------

Cash, End of Period                                 $         76              $        -              $           76
                                                     ======================== ======================== ===========================


                See notes to consolidated financial statements.

                            WORLDWIDE PETROMOLY, INC.
                          d/b/a Small Town Radio, Inc.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                          Note 1. Basis of Presentation
                          -----------------------------

The financial statements presented herein have been prepared by Worldwide PetroMoly, Inc. d/b/a Small Town Radio, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and are presented unaudited. It is the opinion of management that these financial statements include all adjustments necessary to present fairly and accurately the results of the interim period shown.

Certain financial details and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or otherwise omitted for the purpose of this presentation. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the our Form 10-KSB annual report for 2001, as filed with the SEC. It is the opinion of management that the disclosures presented herein are in accordance with SEC rules and regulations and are sufficient to accurately portray our financial performance over the interim period shown.

The results presented for the interim period may not be indicative of results for the full accounting year.

                       Note 2. Prior Financial Statements
                       ----------------------------------

On June 1, 2001, Worldwide PetroMoly, Inc. ("PetroMoly") acquired Small Town Radio, Inc., a development stage enterprise, through the issuance of 118,467,860 unregistered shares of PetroMoly common stock to Small Town Radio, Inc.'s shareholders in a reverse acquisition.

On June 7, 2001, PetroMoly sold its interest in Worldwide PetroMoly Corporation, its only operating subsidiary, to its former Chairman of the Board of Directors, Gilbert Gertner.

Consolidated audited financial statements were prepared for PetroMoly for the fiscal year ending June 30, 2001. The June 30, 2001 audited statements reflect the operations of Small Town Radio, Inc., up to the merger with PetroMoly, and the operations of the consolidated entity thereafter.

                         Note 3. Payroll Tax Liabilities
                         -------------------------------

As of September 30, 2001, we had accrued payroll tax liabilities totaling $16,287, as reflected in the interim period balance sheet presented herein. These accrued liabilities are the result of lack of working capital, in large part due to the development-stage nature of our business.

Management is actively addressing these irregularities in order to relieve the subject tax liabilities and prevent their recurrence.

                    Note 4. Common Stock Payments to Officers
                    -----------------------------------------

During the interim period shown, 298,691 shares of our common stock were awarded to two of our officers (President and Chief Financial Officer) for one payroll period, pursuant to our Stock Incentive Plan. These awards were made in lieu of cash compensation and in full and complete satisfaction of all salary and expense reimbursements owed to the officers for the payroll period covered by the stock compensation.

These shares have been registered pursuant to our registration statement on Form S-8 under the Securities Act of 1933, as amended. This stock compensation has been treated as a fully taxable event and the appropriate payroll tax liabilities have been accrued by us.

Cash compensation was provided to these officers for all other payroll periods during the interim period shown.

 Note 5. Recent FASB Pronouncements and Effect on Operations (SFAS 141 and SFAS 142)
 ---------------------------------------------------------------------

Two recently implemented FASB standards may have a material effect on our financial accounting practices, particularly in the context of our accounting for radio station acquisitions and other potential business combinations.

Accounting for a Business Combination. Statement of Financial Accounting Standards ("SFAS") No. 141 requires that all business combinations should be accounted for using the purchase method of accounting; use of the pooling method is prohibited. A business combination occurs when an enterprise acquires all or a portion of the net assets that constitutes a business or equity interests of one or more other enterprises and obtains control over the enterprise or enterprises. All two-party and multi-party business combinations, including "roll-up" and "put-together" transactions are included in the scope of this Statement.

This Statement requires that goodwill initially be recognized as an asset in the financial statement and measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. In addition, SFAS No. 141 requires all other intangibles, such as broadcast license intangibles for a radio station, to be identified.

The provisions of Statement No. 141 are effective for any business combination that is initiated after June 30, 2001.

Accounting for Goodwill. Under the provisions of SFAS No. 142, goodwill should not be amortized but should be tested for impairment at the reporting unit level. Impairment testing of goodwill should be done on an annual basis unless events or circumstances indicate impairment has occurred in the interim period. The annual impairment test can be performed at any time during the year as long as the measurement date is used consistently from year to year.

Impairment testing is a two step process. The first step is a comparison of the fair value of a reporting unit to its carrying amount including goodwill. If the fair value of the reporting unit is greater than its carrying value, goodwill is not impaired and no further work is required. Companies should perform the first step of the impairment test on all goodwill within six months of initially applying the Statement. If the fair value is less, the second step should be performed. The second step is to compare the fair value of goodwill to its carrying amount. If the fair value of goodwill is less than its carrying value, then the goodwill is deemed impaired and a loss recognized. Any impairment loss recognized as a result of completing the transitional impairment test should be treated as a change in accounting principle and recognized in the first interim period financial statements thereafter.

The provisions of Statement No. 142 would be effective for fiscal years beginning after December 15, 2001. Early adoption would be permitted for companies with a fiscal year beginning after March 15, 2001 provided that the first quarter financial statements have not been previously issued. In all cases, the Statement must be adopted as of the beginning of a fiscal year. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before this Statement is initially applied would be accounted for in accordance with the amortization and nonamortization provisions of the Statement. The useful economic life of previously recognized intangible assets should be reassessed upon adoption of the Statement, and remaining amortization periods should be adjusted accordingly. Intangible assets deemed to have an indefinite life would no longer be amortized.

It is believed that substantially all of the purchase price of acquired radio stations will be allocated first to tangible property, with the balance allocated almost entirely to broadcast licenses. Under SFAS No. 142, broadcast licenses will not be amortized, but rather tested for impairment at least annually or as events and circumstances change. Little, if any, goodwill is anticipated to be recognized in future acquisitions.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                           Forward Looking Statements
                           --------------------------

This report may contain certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements that are not statements of historical fact. The Company cautions readers that the following important factors, among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this report: (i) the ability of the Company to successfully execute and draw from the equity line described herein;
(ii) the ability of the Company to successfully complete the bank debt financing described herein; (iii) the ability of the Company to successfully purchase radio stations in accordance with its business plan, and to successfully leverage these aggregated radio station operations to profitability; (iv) the effect on the Company's competitive position within its market area of the increasing consolidation within the radio broadcast industry; (v) the effect of changes in laws and regulations, including federal laws and regulations governing the ownership and operation of radio stations, with which the Company and its subsidiary must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (vi) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (vii) shifts in population and demographics, competition, cost fluctuations, technology advances and challenges; and (viii) the effect of changes in the business cycle and downturns in local, regional or national economies including the deleterious impact of the terrorist attacks that occurred on September 11, 2001. The Company cautions that the foregoing list of important factors is not exclusive.

                       Overview and Results of Operations
                       ----------------------------------

Since the merger (the "Merger") between our subsidiary PetroMerger, Inc. with Small Town Radio, Inc., we have investigated and developed a plan of operation pursuant to which Small Town Radio, Inc. will acquire and operate radio stations in geographically contiguous, small, non-rated markets, initially located in rural areas of the Southeast. Until our next regular annual shareholders' meeting, we will retain the name Worldwide PetroMoly, Inc. in our charter, but will conduct our business under the name of our wholly-owned subsidiary, Small Town Radio, Inc.

We are a development stage radio broadcasting company with no operating history, focused on acquiring, developing and operating groups of radio stations in small, generally non-rated markets, including areas not included in metropolitan markets. Since the Merger, we have had no revenue from our operations. From the Merger to date, the bulk of our activities have been focused on raising capital in order to fund our acquisition plan, which is critical to our continuing existence and success. We have also allocated a substantial portion of our management's time to executing our acquisition plan, in the absence of adequate funds to purchase radio stations, by utilizing seller-financing and other means to pursue acquisitions.

During the interim period ended September 30, 2001, the Company concentrated on building a viable infrastructure to support future revenue generating activity, including the hiring of a President and a Chief Financial Officer. The Company incurred operating expenses of $437,791 and interest expenses of $24,724 during this interim period, largely as a result of start-up activities.

In addition, during this interim period, the Company executed an equity line of credit agreement and filed a registration statement on Form SB-2 with the Securities and Exchange Commission in connection therewith, as described in detail below.

The Company has actively engaged in discussions with owners of radio stations in anticipation of purchases during subsequent periods. We are in discussions with companies and/or individuals that operate radio stations in Southern Georgia, Northern Georgia, Northern Florida and Southeastern South Carolina about purchasing stations. We have executed letters of intent to acquire six stations, and asset purchase agreements for four stations in Southwest Georgia and one station in North Georgia. The terms for the acquisition of four stations in Southwest Georgia, to be purchased from one seller, Merchant Broadcast Systems of Southwest Georgia, include WBBK-FM & AM, licensed to Blakely, Georgia, and WGMK-FM and WSEM-AM, licensed to Donalsonville, Georgia. The terms for the acquisition of one station in North Georgia, to be purchased from Greenwood Communications Corporation, include WDGR-AM, licensed to Dahlonega, Georgia. These purchase agreements are subject to several conditions, including but not limited to satisfactory due diligence, approval by our Board, adequate funding of the Company, and approval by the FCC. We cannot give any assurance that we will complete any of the acquisitions described above.

The purchase price for radio stations varies significantly, depending upon the market served. In the very small, non-rated markets, the prices average about $350,000 per station, (AM's typically less, FM's typically higher). In a few instances, we have had discussions with stations in larger markets, some of which are rated markets. The stations in the larger markets that we have looked at typically have significantly higher purchase prices, but usually report much higher revenue and cash flow.

                          Twelve Month Business Outlook
                          -----------------------------

We do not currently have funds sufficient to carry out any of our operations, or to execute our acquisition plan. In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) the equity line of credit we have executed; (ii) debt financing; or, (iii) new investments from private investors.

Operating Expenses and Capital Expenditures

Acquisition Plan

Assuming we are able to raise sufficient funds, we anticipate purchasing approximately fourteen radio stations during the next twelve months, at an average per-station price of approximately $350,000, including the cost of transferring Federal Communications Commission licenses. The Company expects to fund these purchases through a combination of cash payments, the funds for which would be provided via the equity line described above, long-term owner financing and bank debt. Thus, of the approximately $5,000,000 in funds we will need to purchase these stations, we estimate approximately $2,675,000 will come from sales of our stock under the equity line once the related registration statement becomes effective, approximately $2,150,000 will be from owner financing, and approximately $175,000 will be from bank debt.

The Company's ability to purchase these stations, and the per-station purchase price, will be directly dependent upon prevailing real estate market conditions. Furthermore, the Company's ability to maintain sufficient liquidity to achieve its objective of purchasing fourteen stations during the next twelve months is contingent on several factors, including (i) the ability to successfully negotiate partial long-term owner financing with station sellers; (ii) the ability of the Company to draw sufficient proceeds from the equity line described below; and (iii) the Company's ability to obtain debt financing.

Capital Improvements Plan

The Company anticipates investing approximately $500,000 in a centralized studio facility build-out and approximately $300,000 in transmitter upgrades during the next twelve months.

With the exception of the aforementioned radio station purchases, the Company anticipates no significant additional purchases of plant or equipment during the next twelve months.

Operating Expenses

We anticipate incurring operating expenses of approximately $ 1,790,000 during the next twelve months.

The primary operating expenses incurred in the ownership and operation of radio stations include employee salaries and commissions, programming expenses and marketing and promotional expenses. Management will strive to control these expenses with centralized studios and administrative functions and the use of regional marketing teams. We also will incur significant depreciation and amortization expense as a result of our acquisitions of stations.

We anticipate hiring approximately twenty three additional employees during the next twelve months. These employees will be engaged in traffic management (4), sales and sales management (11), community coordination (7) and administration
(1).

As a result of these staffing additions, total quarterly gross compensation is expected to grow from a current level of approximately $55,000 to approximately $336,000 by the end of the next twelve month period.

We do not anticipate engaging in any significant product research and development activities during the next twelve months.

Source of Revenue

Assuming that the Company is successful in executing its acquisition plan, we anticipate generating total revenues of approximately $1,050,000 during the next twelve months.

Our principal source of revenue will be the sale of broadcasting time for advertising. As a result, our revenue will be determined primarily by the advertising rates charged by the radio stations we intend to acquire. Correspondingly, the rates will be based upon the individual station's ability to attract audiences in the demographic groups targeted by its advertisers. The traditional means of measuring this ability to attract audiences is the periodic Arbitron Radio Market Reports. As the Company's targeted stations are generally in non-rated markets, this measure will most likely not be available. Management will have to rely on the ability of our sales staff to convince potential customers of the effectiveness of radio as an advertising medium and to creatively demonstrate the share of the market that advertising on our stations will reach.

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

Disposition of Assets

In conjunction with the purchase of fourteen radio stations, we hope to generate proceeds greater than $1,000,000 from the resale of excess equipment and other assets. However, there can be no assurance that we will be able to resell any acquired assets.

The Company's ability to resell these assets, and the revenues derived from these asset dispositions, will be directly dependent upon prevailing external markets for radio equipment and related assets.

Operating Losses

We expect to incur operating losses of approximately $ (740,000) and net pre tax losses of approximately $ (890,000) during the next twelve months. As we transition from the development stage to initial revenue-generating operations, and as radio stations are acquired in accordance with the established business plan, we expect to leverage economies of scale through the aggregation of operations and media sales in contiguous markets, and through the establishment of standardized programming.

                         Liquidity and Capital Resources
                         -------------------------------

Our major sources of capital during the interim period ended September 30, 2001 have been short-term loans from our shareholders and extended payment terms from certain trade creditors, as presented in the Statement of Cash Flow herein.

On September 26, 2001, we filed a registration statement on Form SB-2, pursuant to the Securities Act of 1933, as amended. This registration statement is registering shares underlying a private equity line of credit agreement entered into by us on September 25, 2001, with Grenville Financial, Ltd. This equity line of credit agreement establishes an equity draw down facility to be used by us to provide partial funding of anticipated purchases of radio stations, in accordance with our acquisition plan during the next twelve months. The overall funding plan for the purchase of these radio stations is described above. In addition, this equity line will be used to fund the build-out of a central studio and for transmitter upgrades, both of which are described above. It is anticipated that this equity line will provide up to $3,360,000 in capital funds to us during the during the next twelve months. However, we can give no assurance that we will be able to meet the conditions for funding under the equity line.

In addition, we are in the process of negotiating a secured credit facility of up to $500,000 with SunTrust Bank, a Georgia banking corporation, in the form of a revolving operating line. This credit facility is intended to fund our future working capital needs.

We anticipate that, with the aforementioned equity line and bank operating line, we will not need to raise additional funds over the next twelve months and that these facilities will provide adequate capital to ensure sufficient liquidity and capitalization over the next twelve months.

In conjunction with their audit report on our consolidated financial statements as of June 30, 2001, our independent certified public accountants expressed doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

We have explored, and will continue to explore, all possible avenues for raising the capital required to maintain operations on a going forward basis until we have acquired a sufficient number of stations and are generating sufficient revenue and profitability to be sustainable.

As we transition from a development stage enterprise to an operating entity, our ability to achieve the growth objectives described above, particularly with respect to station acquisition, staffing and revenue generation, will depend directly on the availability of anticipated funds of approximately $3,360,000 from the equity line and $500,000 from the bank operating line, as well as seller financing arrangements.

Ultimately, we must achieve profitable operations if we are to be a viable entity. We intend to purchase existing radio stations that are currently operating at breakeven or are individually profitable. Although we believe there is a reasonable basis for anticipating that we will successfully raise the necessary funds, we cannot guarantee that sufficient capital will be raised to sustain operations to profitability in accordance with the objectives described above.

Part II - Other Information

Item 1.           Legal Proceedings

         There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.


Item 2.           Changes in Securities and Use of Proceeds

         (a)      Not applicable.

         (b)      Not applicable.

         (c) On August 3, 2001, we issued 500,000 shares of our common stock to John F. McMullan, in consideration of a $50,000 loan made by Mr. McMullan to us. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for transactions by an issuer not involving a public offering.

              On August 15, 2001, we issued 1,200,000 shares of our common stock to Numark Capital Corp., valued at $.12 per share, for investor relations services. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

         (d)      Not applicable.

         The declaration of dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, and the financial condition of the Company.


Item 3.           Defaults Upon Senior Securities

         Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.           Other Information

         None.

Item 6.           Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed as part of this Report:

          10.1 First Amendment to First Amended Consulting Agreement with Porter Lane, dated July 31, 2001 (filed as Exhibit 10.1.3 with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

          10.2 Letter Agreement relating to termination of Consulting Agreement with Porter Lane, dated August 10, 2001 (filed as Exhibit 10.1.4 with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

          10.3 Consulting Agreement between the Company and NuMark Corporation, dated July 18, 2001 (filed as Exhibit 10.5 with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

          10.4 Agreement by and between the Company and ceoHeadlines, Inc., dated as of August 13, 2001 (filed as Exhibit 10.9 with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

          10.5 Purchase and Sale Agreement by and between the Company and Merchants Broadcasting Systems of Southwest Georgia, dated as of August 16, 2001 (filed as exhibit 10.10 with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

          10.6 Consulting Agreement by and between the Company and Richard P. Smyth, dated as of September 10, 2001 (filed as Exhibit 10.11 with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

          10.7 Demand Note issued by the Company to John F. McMullan with respect to a $50,000 loan, dated August 3, 2001 (filed as exhibit
               10.16 with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

          10.8 Letter of Intent between the Company and Media Services Group, Inc. to enter into an asset purchase agreement with Fall Line Media, Inc., dated August 7, 2001 (filed as Exhibit 10.17 with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

          10.9 Letter of Intent between the Company and Greenwood Communications Corporation to purchase certain assets, dated August 13, 2001 (filed as Exhibit 10.18 with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.10 Letter Agreement between the Company and Kempff Communications Company for payment of brokerage commissions, dated August 13, 2001 (filed as Exhibit 10.19 with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.11 Employment Agreement by and between the Company and Donald L. Boyd, dated as of July 30, 2001 (filed as Exhibit 10.20 with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

         10.12 Employment Agreement by and between the Company and Robert S. Vail, dated as of August 1, 2001 (filed as Exhibit 10.21 with the Company's Registration Statement on Form SB-2 (File No. 333-70176) and incorporated herein by reference).

(b)               Reports on Form 8-K

         Current Report on Form 8-K dated July 9, 2001 and filed with the Commission on July 13, 2001 to report a change in Certifying Accountants.

         Current Report on Form 8-K/A dated June 1, 2001 and filed with the Commission on August 2, 2001 to include financial statements of Small Town Radio, Inc. and required pro forma financial information.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 19, 2001

                                          WORLDWIDE PETROMOLY, INC.


                                     By:      /s/ Donald L. Boyd
                                          -------------------------------
                                                  Donald L. Boyd
                                                  President


                                     By:      /s/ Michael G. Cobb
                                          -------------------------------
                                                  Michael G. Cobb
                                                  Chief Financial Officer