Form 10QSB
period 2001-12-31
WORLDWIDE PETROMOLY INC
filed 2002-02-19
CIK 928375

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended December 31, 2001

  [ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ________ to ________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                              Outstanding at February, 2002
             -----                              -----------------------------
    Common Stock, no par value                           163,273,031


Transitional Small Business Disclosure Format:        Yes [ ]        No [X]

                                TABLE OF CONTENTS



                                                                                Page
                                                                                ----
PART I -     FINANCIAL INFORMATION.................................................1

ITEM 1.      FINANCIAL STATEMENTS..................................................1

             CONSOLIDATED BALANCE SHEET............................................1

             CONSOLIDATED STATEMENTS OF OPERATION..................................2

             CONSOLIDATED STATEMENTS OF CASH FLOWS.................................3

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................4

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION....................................7

             FORWARD LOOKING STATEMENTS............................................7

             OVERVIEW AND RESULTS OF OPERATIONS....................................7

             TWELVE MONTH BUSINESS OUTLOOK.........................................8

             OPERATING EXPENSES AND CAPITAL EXPENDITURES...........................8

             SOURCE OF REVENUE.....................................................9

             DISPOSITION OF ASSETS................................................10

             OPERATING LOSSES.....................................................10

             LIQUIDITY AND CAPITAL RESOURCES......................................10

PART II      - OTHER INFORMATION..................................................11

ITEM 1.      LEGAL PROCEEDINGS....................................................11

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS............................11

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES......................................11

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................11

ITEM 5.      OTHER INFORMATION....................................................11

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.....................................12

             SIGNATURES...........................................................13

PART I - FINANCIAL INFORMATION  ITEM 1. FINANCIAL STATEMENTS

                            WORLDWIDE PETROMOLY, INC.
                          D/B/A SMALL TOWN RADIO, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS

                                                          December 31, 2001     September 30, 2001
              ASSETS                                         (Unaudited)           (Unaudited)
                                                          -----------------     ------------------
CURRENT ASSETS
        Cash                                                 $        139         $         76
        Prepaid expenses                                           40,909               81,574
        Employee advances                                           1,489                1,952
        Deposit                                                    10,000
                                                             ------------         ------------
              Total current assets                                 52,537               83,602

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF $421 AND $263                                      10,132                1,633

OTHER ASSETS
        Financing fees                                             70,123               70,123
        Miscellaneous assets                                       10,000               10,000
                                                             ------------         ------------
                                                             $    142,792         $    165,358
                                                             ============         ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
        Accounts payable                                     $    965,205         $    840,020
        Accounts payable - stockholders                           155,986              161,804
        Notes payable - stockholders                              169,500              122,500
        Accrued expenses                                           71,350               46,727
                                                             ------------         ------------
              Total current liabilities                         1,362,040            1,171,051
                                                             ------------         ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
        Preferred stock, no stated value
              Authorized - 10,000,000 shares
              Issued and outstanding - none                           -0-                  -0-
        Common stock, no par value
              Authorized - 800,000,000 shares
              Issued and outstanding - 161,493,521 and
              157,726,675 shares                               12,821,120           12,787,034

        Additional paid-in capital                            (12,357,417)         (12,357,417)

        Deficit accumulated during development stage           (1,682,951)          (1,435,310)
                                                             ------------         ------------
                                                               (1,219,248)          (1,005,693)
                                                             ------------         ------------
                                                             $    142,792         $    165,358
                                                             ============         ============



See notes to consolidated financial statements.

                            WORLDWIDE PETROMOLY, INC.
                          D/B/A SMALL TOWN RADIO, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATION


                                          Three Months Ended            Three Months Ended     Period from Inception to
                                           December 31, 2001            December 31, 2000          December 31, 2001
                                              (Unaudited)                   (Unaudited)              (Unaudited)

Net Sales                                    $          --                $         --               $        --

Operating Expenses                                 236,641                     144,000                 1,645,958
                                             -------------                ------------               -----------

Operating loss                                    (236,641)                   (144,000)               (1,645,958)

Interest expense                                   (11,000)                         --                   (36,993)
                                             -------------                ------------               -----------

Loss Before Income Taxes                          (247,641)                   (144,000)               (1,682,951)

Income Tax Benefit                                      --                          --                       --
                                             -------------                ------------               -----------

Net Loss                                     $    (247,641)               $   (144,000)              $(1,682,951)
                                             =============                ============               ===========

Basic Earnings (Loss) Per Share              $       (0.00)               $      (0.00)

Weighted Average Shares Outstanding            160,050,881                  51,733,930



See notes to consolidated financial statements.

                            WORLDWIDE PETROMOLY, INC.
                          D/B/A SMALL TOWN RADIO, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended     Three Months Ended     Period from Inception to
                                                               December 31, 2001      December 31, 2000          December 31, 2001
                                                                  (Unaudited)            (Unaudited)               (Unaudited)
OPERATING ACTIVITIES
         Net loss                                                  $(247,641)            $(144,000)                $(1,682,951)
         Adjustments to reconcile net loss to net cash
           provided (used) from operating activities
           Stock issued in lieu of compensation and for
             director and professional fees                           34,087                                           455,004
           Prepaid expenses                                           40,665                                           (40,909)
           Accounts payable                                          125,185               144,000                     965,205
           Accounts payable - stockholder                             (5,818)                                          155,986
           Other                                                      15,242                                            50,280
                                                                   ---------             ---------                 -----------
           Net cash provided (used) by operating
              activities                                             (38,280)                   --                     (97,385)
                                                                   ---------             ---------                 -----------


INVESTING ACTIVITY - purchase of property and equipment               (8,657)                   --                     (10,553)
                                                                   ---------             ---------                 -----------

FINANCING ACTIVITIES
         Net increase in notes payable - stockholders                 47,000                                           169,500
         Financing fees                                                   --                                           (70,123)
         Stockholder contribution                                         --                                             8,700
                                                                   ---------             ---------                 -----------
         Net cash provided (used) by financing activities             47,000                    --                     108,077
                                                                   ---------             ---------                 -----------

Net change in cash                                                        63                    --                         139

Cash, Beginning of Period                                                 76                    --                          --
                                                                   ---------             ---------                 -----------
Cash, End of Period                                                $     139             $      --                 $       139
                                                                   =========             =========                 ===========


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

Certain financial details and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or otherwise omitted for the purpose of this presentation. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB annual report for 2001, as filed with the SEC. It is the opinion of management that the disclosures presented herein are in accordance with SEC rules and regulations and are sufficient to accurately portray our financial performance over the interim period shown.

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

Consolidated unaudited financial statements were reported for Small Town Radio, Inc., for the quarterly period ended September 30, 2001, in the Form 10-QSB quarterly report for the same period.

                         NOTE 3. PAYROLL TAX LIABILITIES

As of December 31, 2001, the Company had accrued payroll tax liabilities totaling $40,908, as reflected in the interim period balance sheet presented herein. These accrued liabilities are the result of lack of working capital, in large part due to the development-stage nature of our business.

As of the filing of this Quarterly Report, the founding shareholders of Small Town Radio, Inc. have pledged the necessary funds to relieve these liabilities in full.

                    NOTE 4. COMMON STOCK PAYMENTS TO OFFICERS

During the interim period ended December 31, 2001, a total of 681,730 shares of our common stock was awarded to one of our officers for three payroll periods, pursuant to our Stock Incentive Plan. These awards were made in lieu of cash compensation and in full and complete satisfaction of all salaries owed to the officer for the payroll periods covered by the stock compensation.

These shares have been registered pursuant to our registration statement on Form S-8 under the Securities Act of 1933, as amended. This stock compensation has been treated as a fully taxable event and the appropriate payroll tax liabilities have been accrued by us.

Cash compensation was provided to our officers for all other payroll periods during the interim period shown. Subsequent to the above referenced stock compensation, we have discontinued the practice of issuing shares of common stock in lieu of cash compensation.

                   NOTE 5. RECENT ORGANIZATIONAL DEVELOPMENTS

During the interim period ended December 31, 2001, Mr. Bill Ross resigned as a Director of the Company.

During the interim period ended December 31, 2001, Dr. Michael Cobb replaced Mr. Robert Vail as Chief Financial Officer of the Company.

Subsequent to the period ended December 31, 2001, but prior to the filing of this Quarterly Report, Ms. Laurie Kahn resigned as a Director of the Company.

Subsequent to the period ended December 31, 2001, but prior to the filing of this Quarterly Report, Dr. Michael Cobb resigned as Chief Financial Officer of the Company, effective as of February 22, 2002.

           NOTE 6. RECENT FASB PRONOUNCEMENTS AND EFFECT ON OPERATIONS
                            (SFAS 141 AND SFAS 142)

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

This Statement requires that goodwill initially be recognized as an asset in the financial statements and measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. In addition, SFAS No. 141 requires all other intangibles, such as broadcast license intangibles for a radio station, to be identified.

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

Impairment testing is a two-step process. The first step is a comparison of the fair value of a reporting unit to its carrying amount including goodwill. If the fair value of the reporting unit is greater than its carrying value, goodwill is not impaired and no further work is required. Companies should perform the first step of the impairment test on all goodwill within six months of initially applying the Statement. If the fair value is less, the second step should be performed. The second step is to compare the fair value of goodwill to its carrying amount. If the fair value of goodwill is less than its carrying value, then the goodwill is deemed impaired and a loss recognized. Any impairment loss recognized as a result of completing the transitional impairment test should be treated as a change in accounting principle and recognized in the first interim period financial statements thereafter.

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

During the interim period ended December 31, 2001, the Company concentrated on building a viable infrastructure to support future revenue generating activity, including the replacement of the Chief Financial Officer. The Company incurred operating expenses of $236,641 and interest expenses of $11,000 during this interim period, largely as a result of start-up activities. These operating and interest expenses represent a significant decrease from the prior interim period ending September 30, 2001 and as reported in our 10-QSB quarterly report for the subject period.

The Company has actively engaged in discussions with owners of radio stations in anticipation of purchases during subsequent periods. We are in discussions with companies and/or individuals that operate radio stations in Southern Georgia, Northern Georgia, Northern Florida and Southeastern South Carolina about purchasing stations. We have executed letters of intent to acquire six stations, and asset purchase agreements for four stations in Southwest Georgia, one station in Mid Georgia and one station in North Georgia. The terms for the acquisition of four stations in Southwest Georgia, to be purchased from one seller, Merchant Broadcast Systems of Southwest Georgia, include WBBK-FM & AM, licensed to Blakely, Georgia, and WGMK-FM and WSEM-AM, licensed to Donalsonville, Georgia. The terms for the acquisition of one station in Mid Georgia, to be purchased from Fall Line Media, include WJFL-FM, licensed to Tennille, GA. The terms for the acquisition of one station in North Georgia, to be purchased from Greenwood Communications Corporation, include WDGR-AM, licensed to Dahlonega, Georgia. These purchase agreements are subject to several conditions, including but not limited to satisfactory due diligence, approval by our Board, adequate funding of the Company, and approval by the FCC. We cannot give any assurance that we will complete any of the acquisitions described above. The company signed a Local Marketing Agreement (LMA) with one radio station WDGR-AM, licensed to Dahlonega, Georgia.

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

OPERATING EXPENSES AND CAPITAL EXPENDITURES

Acquisition Plan

Assuming we are able to raise sufficient funds, we anticipate purchasing approximately fourteen radio stations during the next twelve months, at an average per-station price of approximately $350,000, including the cost of transferring Federal Communications Commission licenses. The Company expects to fund these purchases through a combination of cash payments, the funds for which would be provided via the equity line described below, long-term owner financing and bank debt. Thus, of the approximately $5,000,000 in funds we will need to purchase these stations, we estimate approximately $2,675,000 will come from sales of our stock under the equity line once the related registration statement becomes effective, approximately $2,150,000 will be from owner financing, and approximately $175,000 will be from bank debt.

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

Operating Expenses

We anticipate incurring operating expenses of approximately $1,790,000 during the next twelve months.

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

We anticipate hiring approximately twenty-three additional employees during the next twelve months. These employees will be engaged in traffic management (4), sales and sales management (11), community coordination (7) and administration
(1).

As a result of these staffing additions, total quarterly gross compensation is expected to grow from a current level of approximately $55,000 to approximately $336,000 by the end of the next twelve-month period.

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

The numbers of advertisements that can be broadcast without jeopardizing listening levels (market share) are limited in part by the format of a particular station. Each of our stations will have a general pre-determined level of on-air inventory that it makes available for advertising. Available inventory may vary at different times of the day but tends to remain stable over time. Much of our selling activity will be based on demand for the stations' on-air inventory and, in general, we will respond to this demand by varying prices rather than by changing the available inventory.

DISPOSITION OF ASSETS

In conjunction with the purchase of fourteen radio stations, we hope to generate proceeds greater than $250,000 from the resale of excess equipment and other assets. However, there can be no assurance that we will be able to resell any acquired assets or that we will generate any proceeds consistent with our projections.

The Company's ability to resell these assets, and the revenues derived from these asset dispositions, will be directly dependent upon prevailing external markets for radio equipment and related assets.

OPERATING LOSSES

We expect to incur operating losses of approximately $(981,353) and net pre tax losses of approximately $(1,065,418) during the next twelve months. As we transition from the development stage to initial revenue-generating operations, and as radio stations are acquired in accordance with the established business plan, we expect to leverage economies of scale through the aggregation of operations and media sales in contiguous markets, and through the establishment of standardized programming.

                         LIQUIDITY AND CAPITAL RESOURCES

Our major sources of capital during the interim period ended December 31, 2001 have been short-term loans from our shareholders and extended payment terms from certain trade creditors.

We have made an initial filing of a registration statement on Form SB-2, pursuant to the Securities Act of 1933, as amended. This registration statement would register shares underlying a private equity line of credit agreement entered into by us on September 25, 2001, with Grenville Financial, Ltd. We are in the process of reviewing and responding to questions presented by the Securities and Exchange Commission as a result of this initial filing, and we continue to regard this equity line as one of several potential sources of liquidity and capital resources to fund the ongoing operation and growth of the Company. This equity line of credit agreement establishes an equity draw down facility to be used by us to provide partial funding of anticipated purchases of radio stations, in accordance with our acquisition plan during the next twelve months. The overall funding plan for the purchase of these radio stations is described above. In addition, this equity line will be used to fund the build-out of a central studio and for transmitter upgrades, both of which are described above. It is anticipated that this equity line could provide up to $2,675,000 in capital funds to us during the next twelve months. However, we can give no assurance that we will be able to meet the conditions for funding under the equity line.

In addition, we are in the process of negotiating a secured credit facility of up to $500,000 in the form of a revolving operating line of credit. This credit facility is intended to fund our future working capital needs.

We anticipate that, with the aforementioned equity line and bank operating line, we would not need to raise additional funds over the next twelve months and that these facilities would provide adequate capital to ensure sufficient liquidity and capitalization over the next twelve months. However, in addition to these potential sources of funds, we are also pursuing alternative sources of liquidity and capital resources to fund the ongoing operation and growth of the Company.

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

As we transition from a development stage enterprise to an operating entity, our ability to achieve the growth objectives described above, particularly with respect to station acquisition, staffing and revenue generation, will depend directly on the availability of anticipated funds, as well as seller financing arrangements.

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

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

         In January, 2002, Robert Vail, the Company's former chief financial officer, instituted an arbitration proceeding against us. Mr. Vail contends that the Company owes him additional compensation related to his employment with the Company. The Company has not responded to the arbitration, but plans to do so within the prescribed time. The Company does not expect that the outcome of the arbitration will have a material adverse effect on its operations or financial condition.

         Other than as stated above, there are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.        OTHER INFORMATION

         None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits
             None

(b)          Reports on Form 8-K
             None

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 15, 2002

                                               WORLDWIDE PETROMOLY, INC.


                                          By:      /s/ Donald L. Boyd
                                               ------------------------------
                                               Donald L. Boyd
                                               President


                                          By:      /s/ Michael G. Cobb
                                               ------------------------------
                                               Michael G. Cobb
                                               Chief Financial Officer