Form 10QSB
period 2002-03-31
WORLDWIDE PETROMOLY INC
filed 2002-05-15
CIK 928375

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the period ended March 31, 2002

☐	Transition report under Section 13 or 15(d) of the Exchange Act

for the transition period from                              to

Commission file number: 000-30805

WORLDWIDE PETROMOLY, INC.
(Exact name of small business issuer as specified in its charter)

Colorado (State of Incorporation)	84-1125214 (I.R.S. Employer Identification No.)

12600 Deerfield Parkway
Suite 100
Alpharetta, Georgia 30004
(Address of principal executive offices)

(678) 762-3295
(Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at April 10, 2002
Common Stock, no par value	172,253,228

Transitional Small Business Disclosure Format:        Yes ☐        No ☒

i

Part I—Financial Information    Item 1. Financial Statements

WORLDWIDE PETROMOLY, INC.
d/b/a Small Town Radio, Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	March 31, 2002 (Unaudited)	December 31, 2001 (Unaudited)
Assets
Current Assets
Cash	$93	$139
Prepaid expenses	16,364	40,909
Employee advances	1,489	1,489
Deposit	10,000	10,000

Total current assets	27,946	52,537
Property and Equipment, net of accumulated depreciation of $357 and $222	11,427	10,132
Other Assets
Financing fees	70,123	70,123
Miscellaneous assets	10,000	10,000

	$119,496	$142,792

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$1,011,801	$965,205
Accounts payable—stockholders	155,986	155,986
Notes payable—stockholders	273,500	169,500
Accrued expenses	71,342	71,350

Total current liabilities	1,512,629	1,362,040

Commitments and Contingencies
Stockholders' Deficit
Preferred stock, no stated value
Authorized—10,000,000 shares
Issued and outstanding—none	-0-	-0-
Common stock, no par value
Authorized—800,000,000 shares
Issued and outstanding—161,493,521 shares	12,821,120	12,821,120
Additional paid-in capital	(12,357,417)	(12,357,417)
Deficit accumulated during development stage	(1,856,836)	(1,682,951)

	(1,393,133)	(1,219,248)

	$119,496	$142,792

See notes to consolidated financial statements.

WORLDWIDE PETROMOLY, INC.
d/b/a Small Town Radio, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Operation

	Three Months Ended March 31, 2002 (Unaudited)	Three Months Ended March 31, 2001 (Unaudited)	Period from Inception to March 31, 2002 (Unaudited)
Net Sales	$—	$—	$—
Operating Expenses	165,900	292,250	1,811,858

Operating loss	(165,900)	(292,250)	(1,811,858)
Interest expense	(7,985)	(128)	(44,978)

Loss Before Income Taxes	(173,885)	(292,378)	(1,856,836)
Income Tax Benefit	—	—	—

Net Loss	$(173,885)	$(292,378)	$(1,856,836)

Basic Earnings (Loss) Per Share	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	161,493,521	24,398,815

See notes to consolidated financial statements.

WORLDWIDE PETROMOLY, INC.
d/b/a Small Town Radio, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2002 (Unaudited)	Three Months Ended March 31, 2001 (Unaudited)	Period from Inception to March 31, 2002 (Unaudited
Operating Activities
Net loss	$(173,885)	$(292,378)	$(1,856,836)
Adjustments to reconcile net loss to net cash provided (used) from operating activities
Stock issued in lieu of compensation and for director and professional fees	0	0	455,004
Prepaid expenses	24,545		(2,124)
Accounts payable	46,596	25,257	997,561
Accounts payable—stockholder	0	237,000	155,986
Other	(7)		50,273

Net cash provided (used) by operating activities	(102,751)	(30,121)	(200,136)

Investing Activity—purchase of property and equipment	(1,295)	—	(11,848)

Financing Activities
Net increase in notes payable—stockholders	104,000	30,000	273,500
Financing fees	—		(70,123)
Stockholder contribution	—	200	8,700

Net cash provided (used) by financing activities	104,000	30,200	212,077

Net change in cash	(46)	79	93
Cash, Beginning of Period	139	—	—

Cash, End of Period	$93	$79	$93

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

Note 2. Prior Financial Statements

On June 1, 2001, Worldwide PetroMoly, Inc. ("PetroMoly") acquired Small Town Radio, Inc., a development stage enterprise, through the issuance of 118,467,860 unregistered shares of PetroMoly common stock to Small Town Radio, Inc.'s shareholders in a reverse triangular merger.

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

Consolidated unaudited financial statements were reported for Small Town Radio, Inc., for the quarterly periods ended September 30, 2001 and December 31, 2001, in the Form 10-QSB quarterly reports for the same periods.

Note 3. Payroll Tax Liabilities

As of the filing of this Quarterly Report, the Company has satisfied accrued payroll tax liabilities reported in the Form 10-QSB for the period ended March 31, 2002.

Note 4. Common Stock Payments to Officers

During the interim period ended March 31, 2002, we did not issue any shares of our common stock to any of our officers in lieu of cash compensation.

Note 5. Recent Organizational Developments

During the interim period ended March 31, 2002, Mr. Daniel Hollis was elected Chairman of the Board of Directors and Chief Executive Officer of the Company.

Subsequent to the interim period ended March 31, 2002, Dr. Michael Cobb returned as Chief Financial Officer of the Company, effective April 4, 2002.

Subsequent to the interim period ended March 31, 2002, Mr. Eric Froistad was elected to the Board of Directors of the Company, effective April 4, 2002.

Note 6. Schedule 14C Information Filing

Subsequent to the interim period ended March 31, 2002, the Company filed an information statement on Schedule 14C, pursuant to Rule 14C of the Securities and Exchange Commission, as amended.

This information statement announced a special meeting of the shareholders of the Company to be held on May 28, 2002, for the following purposes:

  1.
  to approve and adopt an amendment to the amended articles of incorporation to effect a one for eighteen reverse stock split with respect to all of the Company's outstanding common stock; and

  2.
  to approve a plan and agreement of merger with Small Town Radio, Inc., a Nevada corporation, to effect a reincorporation in which the Company's state of incorporation will be changed from Colorado to Nevada and the name of the Company will be changed from Worldwide Petromoly, Inc., to Small Town Radio, Inc.

Note 7. Recent FASB Pronouncements and Effect on Operations (SFAS 141 and SFAS 142)

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Forward Looking Statements

This report may contain certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements that are not statements of historical fact. The Company cautions readers that the following important factors, among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this report: (i) the ability of the Company to successfully purchase radio stations in accordance with its business plan; (ii) the ability of the Company to operate its radio stations profitably; (iii) the ability of the Company to obtain adequate financing to finance its operations and execute its business plan; (iv) the effect on the Company's competitive position within its market area of the increasing consolidation within the radio broadcast industry; (v) the effect of changes in laws and regulations, including federal laws and regulations governing the ownership and operation of radio stations, with which the Company and its subsidiary must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (vi) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; and (vii) shifts in population and demographics, competition, cost fluctuations, technology advances and challenges. The Company cautions that the foregoing list of important factors is not exclusive.

Overview and Results of Operations

We are a development stage radio broadcasting company with no material operating history. We are focused on acquiring, developing and operating groups of radio stations in small, generally non-rated markets, including areas which are not included in, but are adjacent to, metropolitan markets. Since the merger (the "Merger") between our subsidiary PetroMerger, Inc. and Small Town Radio, Inc., effective as of June 1, 2001, we have had no revenue from our operations. From the Merger to date, the bulk of our activities have been focused on raising capital to fund our acquisition plan. We have also allocated a substantial portion of our management's time to executing our acquisition plan, in the absence of adequate funds to purchase radio stations, by utilizing seller-financing and other means to pursue acquisitions.

During the interim period ended March 31, 2002, the Company incurred operating expenses of $165,900 and interest expenses of $7,985, largely as a result of start-up activities. These operating and interest expenses represent a significant decrease from the prior interim period ending December 31, 2001 and as reported in our 10-QSB quarterly report for the December 31, 2001 period.

Since late February 2002, we have operated stations WDGR-AM in Dahlonega, GA and WSBI-AM, licensed to Static, Kentucky pursuant to Local Programming and Marketing Agreements ("LMAs") and have commenced revenue-generating operations with those stations. In March 2002, we executed two additional LMAs for stations WRVX- FM & AM located in Eufaula, AL.

We continue to actively engage in discussions with owners of radio stations in anticipation of purchases during subsequent periods. We are in discussions with companies and/or individuals that operate radio stations in southern Georgia, northern Georgia, Tennessee, and south Alabama regarding potential acquisitions. As reported in our 10-QSB quarterly report for December 31, 2001, we have executed letters of intent to acquire eight stations, and asset purchase agreements to acquire four stations in southwest Georgia; WBBK-FM & AM, licensed to Blakely, Georgia, and WGMK-FM and WSEM-AM, licensed to Donalsonville, Georgia; one station in mid Georgia WJFL-FM, licensed to Tennille, GA; one station in north Georgia WDGR-AM, licensed to Dahlonega, GA. During the current period we entered into asset purchase agreements to acquire one station in central Tennessee, WSBI-AM, licensed to Static, Kentucky and one station in south Alabama WRVX-FM, licensed to Eufaula, Alabama.

These purchase agreements are subject to several conditions, including but not limited to satisfactory due diligence, approval by our Board, adequate funding of the Company, and approval by the FCC. Subsequent to March 31, 2002, we have received FCC approval to acquire five stations. We cannot give any assurance that we will complete any of the acquisitions described above.

Twelve Month Business Outlook

We do not currently have funds sufficient to carry out any of our operations, or to execute our acquisition plan. In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private investors.

Operating Expenses and Capital Expenditures

Acquisition Plan

Assuming we are able to raise sufficient funds, we anticipate purchasing between fifteen and twenty-five radio stations during the next twelve months, at an average per-station price of approximately $350,000, including the cost of transferring Federal Communications Commission licenses. The Company expects to fund these purchases through a combination of cash payments, the funds for which would be provided from debt and equity financing, long-term owner financing and the issuance of shares of stock in the Company in lieu of cash. Thus, of the approximately $5,350,000 in funds needed to purchase these stations, we estimate approximately $1,700,000 will come from debt and equity financing, approximately $900,000 will come from owner financing, and approximately $2,750,000 will come from the issuance of stock in the Company in lieu of cash.

The Company's ability to purchase radio stations, and the per-station purchase price, will be directly dependent upon prevailing broadcasting and real estate market conditions. Furthermore, the Company's ability to maintain sufficient liquidity to achieve its objective of purchasing fifteen stations during the next twelve months is contingent on several factors, including (i) the ability to successfully negotiate partial long-term owner financing with station sellers; (ii) the ability of the Company to derive sufficient proceeds from debt and equity financing; and (iii) the Company's ability to negotiate the purchase of stations in part with Company stock.

Capital Improvements Plan

The Company anticipates investing approximately $300,000 in transmitter upgrades during the next twelve months.

With the exception of the aforementioned radio station and transmitter purchases, the Company anticipates no significant additional purchases of plant or equipment during the next twelve months.

Operating Expenses

We anticipate incurring operating expenses of approximately $1,507,600 during the next twelve months.

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

As a result of these staffing additions, total quarterly gross compensation is expected to grow from a current level of approximately $51,500 to approximately $336,000 by the end of the next twelve-month period.

We do not anticipate engaging in any significant product research and development activities during the next twelve months.

Source of Revenue

Assuming that the Company is successful in executing its acquisition plan, we anticipate generating total revenues of approximately $1,646,600 during the next twelve months.

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

Disposition of Assets

In conjunction with the purchase of fifteen radio stations, we hope to generate proceeds greater than $250,000 from the resale of excess equipment and other assets. However, there can be no assurance that we will be able to resell any acquired assets.

The Company's ability to resell these assets, and the revenues derived from these asset dispositions, will be directly dependent upon prevailing external markets for radio equipment and related assets.

Operating Income

We expect to realize operating income of approximately $139,000 and net pre tax income of approximately $95,000 during the next twelve months. As we continue to transition from the development stage to initial revenue-generating operations, and as radio stations are acquired in accordance with the established business plan, we expect to leverage economies of scale through the aggregation of operations and media sales in contiguous markets, and through the establishment of standardized programming.

Liquidity and Capital Resources

Our major sources of capital during the interim period ended March 31, 2002 have been short-term loans from our shareholders and extended payment terms from certain trade creditors, as presented in the Statement of Cash Flow.

As reported in the Form 10-QSB quarterly report for the period ended September 30, 2001, we have made the initial filings of a registration statement on Form SB-2, pursuant to the Securities Act of 1933, as amended. This registration statement was withdrawn on May 9, 2002. No securities were ever sold under the registration statement and it was never declared effective.

We anticipate that, with the combination of station seller-financing, third party credit facilities and new investments from private investors, we may not need to raise additional funds over the next twelve months and that these facilities would provide adequate capital to ensure sufficient liquidity and capitalization over the next twelve months. However, in addition to these potential sources of funds, we are also pursuing alternative sources of liquidity and capital resources to fund the ongoing operation and growth of the Company.

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

Part II—Other Information

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

        None.

Item 6. Exhibits and Reports on Form 8-K

(a)
The following exhibits are filed as part of this Report:

        None.

(b)
Reports on Form 8-K

        Current Report on Form 8-K dated April 15, 2002 filed with the Commission on the same day to report other events.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, we have caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2002

WORLDWIDE PETROMOLY, INC.
By:	/s/ Daniel W. Hollis Daniel W. Hollis Chief Executive Officer
By:	/s/ Michael G. Cobb Michael G. Cobb Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
  Part I—Financial Information Item 1. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operation
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
Forward Looking Statements
Overview and Results of Operations
Liquidity and Capital Resources
  Part II—Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES