Form 10KSB
period 2002-06-30
SMALL TOWN RADIO INC
filed 2002-10-15
CIK 928375

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                              to

      Commission file number: 000-30805

      SMALL TOWN RADIO, INC.
      (Name of Small Business Issuer in Its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1125214 (I.R.S. Employer Identification Number)
1800 Century Boulevard, Suite 1200, Atlanta, Georgia (Address of Principal Executive Offices)	30345 (Zip Code)

404/327-4520
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None
(Title of Class)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of Class)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        The issuer's revenues for the most recent fiscal year were $54,158.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 25, 2002, was $235,094 (based on the average bid and ask price of $0.20).

        The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of September 25, 2002 was 10,134,283.

        Transitional Small Business Disclosure Format (check one):

Yes ☐        No ☒

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-KSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Various statements, estimates, predictions, and projections stated under "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," and elsewhere in this Annual Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of Small Town Radio, Inc. or our officers with respect to, among other things, the ability to successfully implement our operating and acquisition strategies, including trends affecting our business, financial condition and results of operations. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of the related business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. These statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that could affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

  •
  our ability to successfully implement our acquisition and operating strategies;

  •
  our ability to manage rapid expansion;

  •
  the success or failure of acquisitions and other opportunities that we may pursue;

  •
  changes in the availability of debt or equity capital and increases in borrowing costs or interest rates;

  •
  changes in regional and national business and economic conditions, including the rate of inflation;

  •
  changing demographics;

  •
  changes in the laws and government regulations applicable to us; and

  •
  increased competition.

        Stockholders and other users of this Annual Report on Form 10-KSB are urged to carefully consider these factors in connection with the forward-looking statements. We do not intend to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1. Description of Business.

HISTORY

        Small Town Radio, Inc., formerly known as Worldwide PetroMoly, Inc. and Ogden, McDonald & Company, was incorporated under Colorado law on October 13, 1989. Ogden, McDonald & Company was originally formed for the purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic location of the acquisition candidate. On July 22, 1996, Ogden, McDonald & Company completed a transaction pursuant to which the shareholders of Worldwide PetroMoly Corporation, a Texas corporation ("Worldwide PetroMoly"), acquired approximately 90.6% of the shares outstanding in Ogden, McDonald & Company, and Worldwide PetroMoly became a wholly owned subsidiary of Ogden, McDonald & Company. On October 11, 1996, Ogden, McDonald & Company changed its name to "Worldwide PetroMoly, Inc."

        From July 22, 1996, until June 1, 2001, through Worldwide PetroMoly we engaged in the business of manufacturing, marketing and distributing a line of molybdenum-fortified lubricant products called PetroMoly™, an engine oil additive designed to enhance and maintain engines. Our lubricant business was operated entirely out of Worldwide PetroMoly. However, we were unable to create a sustained commercial market for our lubricant products, and Worldwide PetroMoly incurred significant and on-going losses.

        On June 1, 2001, we consummated a transaction in which Small Town Radio, Inc., a Georgia corporation ("Small Town Georgia"), was merged into a subsidiary of our company created for the purpose of this merger. Pursuant to this transaction, all of the outstanding shares of Small Town Georgia were exchanged for shares of our common stock. In connection with our acquisition of Small Town Georgia, on June 7, 2001 we sold all of the share capital of Worldwide PetroMoly to Mr. Gilbert Gertner, our former Chairman of the Board.

        On May 23, 2002, Small Town Georgia was renamed "Small Town Radio of Georgia" in preparation for our reincorporation as a Nevada corporation. On May 28, 2002, Worldwide PetroMoly, Inc. was merged with and into Small Town Radio, Inc., a newly created Nevada corporation, in a reincorporation merger. Under our new name, "Small Town Radio, Inc.," the focus of our business is now the acquisition and operation of radio stations, generally located in small, non-rated markets.

DESCRIPTION OF BUSINESS

Overview

        Our business strategy is to secure through acquisition a significant number of radio stations in our target markets, generally smaller, less populated areas near, but not in, mid-sized and larger markets. We intend initially to acquire radio stations in rural sections of Georgia, and then expand into additional geographically contiguous markets in the Southeast. We believe that a network of stations in contiguous broadcast areas with two or three common programming formats will provide an advertising and listener base of significant size.

        Currently, we own WDGR AM licensed to Dahlonega, Georgia and operate WSBI AM licensed to Static, Tennessee, pursuant to a Local Programming and Marketing Agreement ("LMA").

        The radio advertising market is large and demographically diverse. Although advertising revenue dropped from 2000 to 2001 by 7.4%, the industry has fared much better than others in the advertising sector. Radio revenue for 2001 was $18.4 billion nationally, and is projected to grow through 2002 according to the Radio Advertising Bureau.

        We believe that acquiring radio stations in small, less populated markets represents attractive opportunities, because these markets are generally characterized by:

  •
  a small number of stations, few of which have professional sales staff which solicit advertising from the business community;

  •
  a greater need for radio advertising compared to the national average, especially by those businesses that need to recruit consumer transactions from nearby cities and towns;

  •
  opportunities for substantial growth in advertising revenues as national and regional retailers expand into smaller, less populated markets;

  •
  a weaker competitive environment as compared to major metropolitan areas, comprised of small independent operators, many of whom lack the capital to produce locally-originated programming and/or to employ more sophisticated research, marketing, management and sales techniques; and

  •
  less direct format competition due to a smaller number of stations in any given market, and relative consistent listener interests such that two or three programming formats may reach a dominant share of the market.

        These market characteristics, coupled with the opportunity to establish contiguous coverage across multiple radio station markets, create the potential for revenue growth and cost efficiencies.

        If we are able to obtain a reliable source of financing, we plan to acquire up to 12 stations meeting our acquisition profile by the end of calendar 2002 and up to 40 stations by the end of 2003; however, we can give no assurances that we will be able to complete these acquisitions. We plan to acquire both "frequency modulation" ("FM") and "amplitude modulation" ("AM") stations. Assuming that we are able to successfully execute our acquisition plan, we will continue to acquire additional geographically contiguous stations in small non-rated markets to build a group of stations that can be operated as a network, to achieve operating efficiencies and marketing leverage derived from a larger advertising customer and listener base.

        Currently, we have an asset purchase agreement to acquire WJFL-FM licensed to Tennille, Georgia. In addition, we have identified and evaluated 20 additional stations as possible acquisitions when acquisition capital is available.

        We terminated a previously announced purchase and sale agreement dated March 8, 2002, with Renegade Broadcasting, LLC ("Renegade"), pursuant to which we agreed to purchase from Renegade radio station WRVX-FM, licensed to Eufaula, Alabama. Upon final due diligence, we determined that there had been a material adverse change in Renegade's operating results and were unable to reach agreement on other terms.

        We terminated a previously announced letter of intent dated June 3, 2002, with Hellinger Broadcasting ("Hellinger"), pursuant to which we agreed to engage in further discussions regarding a purchase of radio station WULA-AM, licensed to Eufaula, Alabama. Upon further due diligence, we determined that the station's market potential was insufficient to justify a purchase.

Operating Strategy

        Our operating strategy is to maximize the geographical coverage of our network of radio stations, thereby increasing the number of available listeners and advertisers and, we believe, broadcast revenue and cash flow. To achieve these goals, we intend to:

  •
  secure and maintain a leadership position in our target markets by owning a network of stations with contiguous broadcast coverage to increase the overall size of the markets served;

  •
  coordinate programming, promotional, and sales strategies among each group of local stations to enhance revenue opportunities and enhance cost efficiencies within each market;

  •
  hire experienced radio executives to develop a regional sales staff and marketing initiatives to enhance our share of local advertising revenue in each market, as well as across the broadcast network;

  •
  combine market research with an assessment of our competitors' vulnerabilities in order to identify significant and sustainable target audiences;

  •
  achieve a significant penetration of the listener market with the use of two or three programming formats within the network; and

  •
  centralize operating activities across the region, with programming that appeals to the collective market, while customizing local programming.

        Ownership of Geographically Contiguous Stations.    We will attempt to secure and maintain a leadership position in the markets we serve by creating geographical signal coverage, not only in those markets in which we will own stations, but also in adjacent markets. By offering both local advertising and access to adjacent markets through our network of stations, we believe that we will strengthen relationships with both local and regional advertisers and enhance the value of our advertising inventory. As the number of markets we serve grows, we believe we will attract national advertisers seeking to reach the markets we serve.

        We intend to develop regional programming and sales resources for our radio station network to enhance the growth potential of under-performing stations. We outsource program and commercial development. We use the internet and other communications technologies to deliver programming to our radio stations. We believe this strategy achieves significant cost savings by reducing personnel requirements, music library expenses, and reducing other operating expenses.

        Combination of Centralized Operations and Local Presence.    We believe that radio requires a local presence, both in its programming and by being active in the community. Although many of our operations will be centralized to reduce our operating costs, we will maintain a "Community Coordinator" within each market and we will encourage our sales staff to actively participate in the community to develop and maintain valuable relationships within the local communities we serve. We intend to incorporate local news and information into our regional programming format, so that programming will appeal to the population within the entire region and contain localized content that is relevant to each our local station communities.

Sales

        We derive advertising revenue from local, national and network advertisers. Our per-spot costs are developed by modeling listener profiles, with drive time and local special events pricing being highest and political advertising being lowest. We also intend to generate ancillary revenue by renting out tower space and by expanding into digital broadcasting, which will permit us to exploit the demand for commercial high-speed broadband access in the communities that we serve. A station's local sales staff generates the majority of its local and regional advertising sales through direct solicitations of regional advertising agencies and local and regional businesses. To generate national advertising sales, a station usually will engage a firm that specializes in soliciting radio-advertising sales on a national level. National sales representatives obtain advertising principally from advertising agencies located outside the station's market and receive commissions based on the revenue from the advertising they obtain.

        Sales and Marketing Initiatives.    We intend to enhance our share of local advertising revenue in each of our markets through sales and marketing initiatives. Because many of the radio stations that we may acquire have no dedicated or trained sales staff, we believe that we can derive significant benefits from creating or expanding the sales forces of acquired stations. We intend to enhance our revenue by utilizing sophisticated inventory management techniques to provide sales personnel with frequent price adjustments based on regional and local market conditions. We expect to strengthen relationships with some advertisers by offering on-site promotional events staged at, and broadcast from, the advertiser's business location.

        Targeted Programming and Promotion.    To maintain or improve our position in each market, we will combine market research with an assessment of our competitors' vulnerabilities in order to identify significant and sustainable target audiences. We will then tailor the programming, marketing, and promotion of each radio station to enhance its appeal to the targeted audience. We will attempt to build strong markets by:

  •
  creating distinct, highly visible profiles with regional appeal for our on-air personalities, particularly those broadcasting during morning drive time, which traditionally airs between 6:00 a.m. and 10:00 a.m.;

  •
  utilizing formats which can reach a dominant portion of the population in these smaller markets;

  •
  building awareness of our network to promote listenership and advertising leverage across the entire geographical area in which our target markets are located; and

  •
  actively participating in community events and charities.

Source of Revenues

        We expect that virtually all of our broadcast revenue will be generated from the sale of local and regional advertising for broadcast on our radio stations. We also expect to receive additional revenue from the sale of national advertising, network compensation payments, and other miscellaneous transactions. Our local advertisers are generally small businesses located in the communities in which our radio stations are located. Potential advertisers include telephone companies, restaurants, fast food chains, automobile and farm equipment dealers, grocery stores, and other businesses.

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

        Depending on the programming format of a particular station, we will estimate the optimum number of advertising spots available. The number of advertisements that can be broadcast without jeopardizing listening levels is limited in part by the format of a particular station. We will strive to enhance station revenue by managing advertising inventory, and will adjust pricing based on local market conditions and the ability to provide advertisers with an effective means of reaching a targeted demographic group. Each station will have a general target level of on-air inventory. This target level may be different at different times of the day, but tends to remain stable over time. Selling activity is based on demand for the radio stations' on-air inventory and, in general, we intend to respond to this demand by varying prices rather than the target inventory level for a particular station.

Competition

        The radio broadcasting industry is highly competitive. The success of each station depends largely upon the size of the audience and share of the overall advertising revenue within its market. Stations compete for listeners and advertising revenue directly with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. Building a strong listener base consisting of a specific demographic group in a market enables an operator to attract advertisers seeking to reach those listeners. Companies that operate radio stations must be alert to the possibility of another station changing format to compete directly for listeners and advertisers. A station's decision to convert to a format similar to that of another radio station in the same geographic area may result in lower ratings and advertising revenue, increased promotion and other expenses and, consequently, lower broadcast cash flow.

        Factors that are material to a radio station's competitive position include management experience, the station's local audience rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance, and the number and characteristics of other radio stations in the market area. Recent changes in Federal Communications Commission policies and rules permit increased ownership and operation of multiple local radio stations. We believe that radio stations that elect to take advantage of joint arrangements such as local marketing agreements or joint sales agreements may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services.

        Although the radio broadcasting industry is highly competitive, some barriers to entry exist. The operation of a radio broadcast station requires a license from the Federal Communications Commission, and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the Federal Communications Commission to communities in that market, as well as by its multiple ownership rules regulating the number of stations that may be owned and controlled by a single entity. The Federal Communications Commission's multiple ownership rules have changed significantly as a result of the Telecommunications Act of 1996.

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

Federal Regulation of Radio Broadcasting

        The ownership, operation and sale of broadcast stations are subject to the jurisdiction of the FCC, which acts under authority derived from the Communications Act of 1934, as amended, and the Telecommunications Act 1996, which made changes in several broadcast laws. Among other things, the Federal Communications Commission.

  •
  assigns frequency bands for broadcasting;

  •
  determines whether to approve changes in ownership or control of station licenses;

  •
  regulates equipment used by stations;

  •
  adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and

  •
  has the power to impose penalties for violations of its rules under the Communications Act.

        The following is a brief summary of certain provisions of the Communications Act and of specific Federal Communications Commissions regulations and policies. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including fines, the grant of abbreviated license renewal terms or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or the denial of Federal Communications Commission consent to acquire additional broadcast properties.

        License Grant and Renewal.    Radio stations operate under renewable broadcasting licenses that are ordinarily granted by the Federal Communications Commission for maximum terms of eight years. Licenses are renewed through an application to the Federal Communications Commission. Petitions to deny license renewals can be filed by interested parties, including members of the public. These petitions may raise various issues before the Federal Communications Commission. The Federal Communications Commission is required to hold hearings on renewal applications if it is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a substantial and material question of fact as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the Federal Communications Commission determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, then it may deny a license renewal application.

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

        Multiple Ownership Rules.    The Communications Act and Federal Communications Commission rules impose specific limits on the number of commercial radio stations an entity can own, or in which it can hold an attributable interest, in a single local market. Generally, a single local market is defined as the area of mutual over lap among radio stations' city grade contours. These rules preclude us from acquiring certain stations that we might otherwise seek to acquire. The rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market. The local radio ownership rules are as follows:

  •
  In markets with 45 or more commercial radio stations, ownership is limited to eight commercial stations, no more than five of which can be either AM or FM;

  •
  In markets with 30 to 44 commercial radio stations, ownership is limited to seven commercial stations, no more than four of which can be either AM or FM;

  •
  In markets with 15 to 29 commercial radio stations, ownership is limited to six commercial stations, no more than four of which can be either AM or FM; and

  •
  In markets with 14 or fewer commercial radio stations, ownership is limited to five commercial stations or no more than 50.0% of the market's total, whichever is lower, and no more than three of which can be either AM or FM.

        In addition, Federal Communications Commission rules restrict an entity's ability to own, or hold an attributable interest in, radio stations and television stations or newspapers in a single local market. An officer or director of, or the holder of 5% or more of the voting stock in, a broadcast license, generally is included among those deemed to hold an attributable interest in that license.

        Programming and Operation.    The Communications Act requires broadcasters to serve the public interest. Since 1981, the Federal Communications Commission gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of types of programming responsive to the needs of a station's community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming will be considered when it evaluates the licensee's renewal application, but such complaints may be filed and considered at any time.

        Stations also must pay regulatory and application fees and follow various Federal Communications Commission rules that regulate, among other things, political advertising, and the broadcast of obscene or indecent programming, sponsorship identification and technical operations, including limits on radio frequency radiation.

        Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary fines, the grant of short (less than the maximum) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

        In 1985, the Federal Communications Commission adopted rules regarding human exposures to levels of radio frequency radiation. These rules require applicants for new broadcast stations, renewals of broadcast licenses or modifications of existing licenses to inform the Federal Communications Commission at the time of filing such applications whether a new or existing broadcast facility would expose people to radio frequency radiation in excess of its guidelines. In August 1996, the Federal Communications Commission adopted more restrictive radiation limits. These limits became effective on September 1, 1997 and govern applications filed after that date.

        Compliance with Environmental Laws.    Our business operations do not involve the generation of hazardous materials and we do not expect that compliance with environmental laws will be a material expense.

        Employees.    We currently employ 5 persons, of whom 2 persons are full time and 3 persons are part time.

Digital Radio

        On October 9, 2002, the FCC approved in-band, on-channel ("IBOC") digital audio broadcasting as the technology U.S. radio stations will use to begin digital broadcasting. The FCC's Report and Order allows FM stations to transmit both a digital signal and an analog signal both day and night, and AM stations to transmit both digital and analog signals during the day only. Stations may begin digital transmissions by filing a request for Special Temporary Authorization with the FCC.

        IBOC technology allows broadcasters to use their license spectrum to broadcast data in their markets, potentially opening up new sources of revenue. IBOC technology is expected to create a fertile environment for broadcasters to offer bandwidth solutions outside the traditional world of entertainment and radio broadcasting. We expect that IBOC technology will spur development of applications for the digital broadcast of data. One possible new applications is the broadcast of data to portable devices such as mobile phones, PDAs and e-book readers. Data might take the form of content, such as catalogs and price lists, software upgrades, and messaging services.

        We expect that the advent of IBOC broadcasting technology will impact our business in two ways. First, it potentially will increase the number of stations for sale in our target markets, as owners seek to avoid the capital outlays associated with this new technology. Second, it potentially provides us with new revenue streams from the sale of broadcast data, as that market develops in the future.

REPORTS TO SECURITY HOLDERS

        Small Town Radio, Inc. is a "public company," and therefore we are subject to the informational requirements of the Securities Exchange Act of 1934. To comply with those requirements, we file annual reports, quarterly reports, periodic reports and other reports and statements with the Securities and Exchange Commission. You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room, at 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov, from which you can access electronic copies of materials we file with the SEC.

Item 2. Description of Property.

        We currently lease approximately 750 square feet of space in Atlanta, Georgia for our corporate office and operations on a month-to-month basis. Our monthly rental charge for these offices is approximately $1,000 per month. We believe that these offices generally are adequate for our current needs and our needs in the immediate future.

        The types of properties required to support radio stations include offices, studios, transmitter sites and antenna sites. The transmitter and antenna sites are generally located to provide maximum market coverage. Most of our station acquisitions will include real estate at the transmitter site, as well as facilities that have historically been used for local studio space and offices. While we expect to maintain a small office in each market for Community Coordinators and sales staff, these are expected to be modest facilities that can be maintained at nominal expense. Accordingly, we will likely sell, or lease the studio space that we acquire. With regard to the transmitter facilities, which are generally located at the tower location for each station, we intend to install the minimum studio equipment necessary to perform local broadcasting, on an emergency basis. This will give us significant flexibility while gaining operational cost advantages of consolidating studio operations at a centralized studio facility to be located in the Atlanta metropolitan area. We will own or lease substantially all of our operating equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

        WDGR AM 1210, licensed to Dahlonega, Georgia and operating at 10,000 watts, covers the North Georgia region, including the northern suburbs of Atlanta, to the Tennessee state line. The tower and transmitter facilities of WDGR AM are located on real estate that we lease with an option to purchase. The lease has a term of 3 years and a monthly payment of $200.

        WSBI AM 1210, licensed to Static, Tennessee, is operated pursuant to a Local Programming and Marketing Agreement, pending our purchase of this station. Currently, it operates at 250 watts, although a construction permit approved in 1992 authorizes an increase in power to 970 watts. We may upgrade the power to 10,000 watts pending FCC approval.

Item 3. Legal Proceedings.

        From time to time, we are party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. At present, we are not involved in any legal proceedings nor are we party to any pending or threatening claims that could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations. We are involved in a dispute with a former executive officer. We believe that this matter can be settled by a settlement payment of $300,000 to the former executive officer including payment of accounts payable to the former executive in the amount of $90,000. We believe that, upon such payment, approximately 600,000 shares of common stock registered in the name of this former executive officer will be forfeited in connection with the settlement.

Item 4. Submission of Matters to a Vote of Security Holders.

        On May 28, 2002 we held a special meeting of our stockholders. Proposals presented for a vote of our stockholders were (1) the approval and adoption of an amendment to our articles of incorporation to effect a one-for-eighteen reverse split with respect to all of our outstanding common stock; and (2) the approval of an agreement and plan of merger between Worldwide PetroMoly, Inc. and Small

Town Radio, Inc. to effect a reincorporation in which our state of incorporation would be changed from Colorado to Nevada and our name would be changed from Worldwide PetroMoly, Inc. to Small Town Radio, Inc.

        The proposal to approve and adopt an amendment to the articles of incorporation to effect a one-for-eighteen reverse split with respect to all of its outstanding common stock was approved, with the following results:

Votes For	Votes Against	Abstentions and Broker Non-Votes
6,177,027	0	3,392,596

        The proposal to approve the agreement and plan of merger between Worldwide PetroMoly and Small Town Radio, effecting the reincorporation of the Company in Nevada and changing its name to Small Town Radio, Inc. was approved, with the following results:

Votes For	Votes Against	Abstentions and Broker Non-Votes
6,177,027	0	3,392,596

        No other matters came before the special meeting.

        The vote totals set forth in the above tables have been adjusted to give effect to the one-for-eighteen reverse stock split approved at the special meeting.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information and Holders

        Quotations for our common stock are reported on the OTC Bulletin Board under the symbol "STWI." The following table sets forth the range of high and low bid information for the periods indicated since July 1, 2000:

2000	High	Low
First Quarter, Fiscal Year 2001 (July 1 to September 30)	$8.00	$3.75
Second Quarter, Fiscal Year 2001 (October 1 to December 31)	$6.20	$1.20
2001
Third Quarter, Fiscal Year 2001 (January 1 to March 31)	$8.12	$1.60
Fourth Quarter, Fiscal Year 2001 (April 1 to June 30)	$6.00	$1.40
First Quarter, Fiscal Year 2002 (July 1 to September 30)	$3.80	$1.00
Second Quarter, Fiscal Year 2002 (October 1 to December 31)	$3.80	$0.80
2002
Third Quarter, Fiscal Year 2002 (January 1 to March 31)	$1.80	$0.40
Fourth Quarter, Fiscal Year 2002 (April 1 to June 30)	$3.00	$0.50

        High and low quotation information was obtained from data provided by Charles Schwab & Co. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

        As of September 25, 2002, we had 176 stockholders of record of our common stock.

        We intend to seek listing on the Bulletin Board Exchange, or "BBX," a proposed new exchange that eventually will take the place of the OTC Bulletin Board. According to the NASD, the BBX will be phased in during calendar year 2003. The Bulletin Board Exchange will be a listed market place, with qualitative listing standards but with no minimum share price, income, or asset requirements. The BBX proposes to adopt marketplace rules closely modeled on current Nasdaq marketplace rules, with changes to reflect the differences in the listed companies. Three important Nasdaq rules that will apply to the BBX after its inception are:

  •
  market makers will be required to maintain continuous, two-sided markets, with quotes that are reasonably related to the market and that generally do not lock or cross the market,

  •
  BBX market makers will be required to report their short interest on a monthly basis, as market makers for stocks trading in the Nasdaq National Market and SmallCap Market do today, and

  •
  the BBX proposes to adopt the same trade-halt rule that currently applies to National Market and SmallCap Market issues.

        The BBX also proposes to retain certain rules of the OTCBB. For example, the BBX will continue to require market makers to quote in a designated minimum size, depending on the quoted price of a BBX issue. In addition, BBX proposes to limit the marginabilty of BBX issues by imposing a 100% maintenance margin requirement. BBX market participants also will be required to comply with the SEC's Penny Stock Rules whenever a stock would qualify as a penny stock absent its listing on the BBX.

Dividend Policy

        We have never declared or paid any cash dividends on our capital stock. We currently plan to retain future earnings, if any, to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. We may incur indebtedness in the future which may prohibit or effectively restrict the payment of dividends, although we have no current plans to do so. Any future determination to pay cash dividends will be at the discretion of our board of directors.

Recent Sales of Unregistered Securities

        During the year ended June 30, 2002, no securities of the Company which were not registered under the Securities Act of 1933, as amended (the "Securities Act") were sold by the Company except as follows:

  1.
  300,000 shares of our common stock were issued to Paul Hastings Janofsky & Walker LLP in partial payment of legal services rendered to us.

  2.
  In connection with a loan in the principal amount of $216,000 made to us by Wayne Shortridge in connection with our acquisition of WDGR AM in Dahlonega, Georgia, we issued warrants exercisable for 58,245 shares of our common stock at an exercise price of $2.82 per share.

Item 6. Management's Discussion and Analysis of Plan of Operation.

        The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-KSB. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

GOING CONCERN

        In connection with their audit report on our consolidated financial statements as of June 30, 2002, Bridges & Dunn-Rankin, LLP, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

        We have explored, and continue to explore, all avenues possible to raise the funds required. We have minimal revenue-producing activity. We cannot acquire additional radio stations until we have raised sufficient capital to pay the purchase prices. We also need capital to fund overhead and administrative costs as well as transaction expenses. At June 30, 2002, accounts payable to vendors totaled $484,766, with $171,344 owed to suppliers and vendors who are working with us. At June 30, 2002, our current monthly cash requirement was approximately $33,450 per month. We have met our operating costs to date through loans from our shareholders; however, there can be no assurance that our shareholders will be able or willing to make additional loans to us in the future to fund continued operations. We estimate that the minimum level of funding that we will require to meet our operating requirements through December 31, 2003 is approximately $750,000.

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

Cash Flow

        We have a working capital deficit of $1,283,212 at June 30, 2002 compared to a deficit of $969,000 at June 30, 2001. This increase in working capital deficit resulted from the loss for the year.

        For the fiscal year ended June 30, 2002, operations used $254,587 of cash and investing activity used $213,761. Financing activities generated $465,000 during the period and consisted solely of stockholder loans. We expect to continue to have operating cash flow deficiencies for the near term, and for the remainder of the 2003 fiscal year.

Capital Resources

        We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of debt. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders. Stockholders and directors have advanced funds to us in the past, but we cannot assure you that they will be a source of funds in the future.

        As of June 30, 2002, we had minimal cash. We estimate that, based upon our current business plan for acquisitions, operations and capital expenditures, we will require up to $5,000,000 over the next two years. After the first year, the cash generated from operations should be such that we will not need additional funds except to pay for the acquisition of stations, which could be postponed. The estimated funding required for the first year of our business plan is $5,000,000. We believe that the funding generated by the equity placement, plus debt financing available to fund radio station acquisitions, will be sufficient to fund cash requirements for the next year of operations.

Operations Outlook

        We are an early-stage radio broadcasting company focused on acquiring, developing and operating groups of radio stations in small, generally non-rated markets, including areas not included in metropolitan markets. Our current activities are generally focused in the portion of the Southeast termed the "Sunbelt". The geographic area of interest is generally defined as eastern Mississippi to South Carolina, north of I-10 and south of I-20; however, we may acquire a station or stations outside this area if we are presented an attractive opportunity that does not dilute our ability to manage our overall network of stations. Our long-term goal is to build a geographically contiguous group of stations that can be operated as a network. We believe that we can achieve operating efficiencies and marketing leverage that come through the existence of a larger advertising customer and listener base.

        The purchase price for radio stations varies significantly depending upon the market served. In the very small, non-rated markets, the prices average about $350,000 per station, with AM stations typically less and FM stations typically more. In a few instances, we have had discussions with stations in larger markets, some of which are rated markets. The stations in the larger markets that we have looked at typically have significantly higher purchase prices, but usually report much higher revenue and cash flow.

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

        If our results become comparable to our typical target radio stations, we will derive approximately 83% of net broadcast revenues from local and regional advertising in the markets in which we operate, and the remainder will result principally from the sale of national advertising. Local and regional advertising will be sold primarily by the sales staff deployed throughout the geographic area covered by our signal. To generate national advertising sales, we will engage national advertising representative firms. We believe that the volume of national advertising revenue tends to adjust to shifts in a station's audience share position more rapidly than does the volume of local and regional advertising revenue. Therefore, we will focus on sales of local and regional advertising.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2002 AND JUNE 30, 2001

        The acquisition of Small Town Radio, Inc. by Worldwide Petromoly, Inc constituted a reverse acquisition for financial reporting purposes. The purchase method of accounting, used to record the transaction, requires that operations of the acquired entity may only be reflected in the statement of operations subsequent to the date of the acquisition. As a result of this, the historical statement of operations for Worldwide Petromoly, Inc. d/b/a Small Town Radio, Inc. only reflects Small Town Radio Inc.'s operations for the year ended June 30, 2001. We are, and continue to be, an early-stage enterprise focused on entering the broadcasting industry by acquiring operating radio stations. During the entire year ended June 30, 2001, we focused our efforts on researching the industry, identifying stations within a selected geographical market that might be available for purchase, and trying to secure financing for the operation.

        The operating loss for the year ended June 30, 2002 was $802,354, an decrease of $45,449 over the year ended June 30, 2001. Revenue for the year ended June 30, 2002 was $54,158, an increase of $54,158 over the year ended June 30, 2001. The loss in 2002 included a charge of $260,000 for the anticipated settlement of a dispute with a former executive and shareholder as well as organizational and start-up expenses prior to the date the Company commenced operating activities. Interest expense and financing costs of $75,021 included expense associated with a warrant issued to a stockholder in conjunction with a demand promissory note for $216,000 The total loss for the year was $877,375.

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

Item 7. Financial Statements.

        The consolidated financial statements of the Company, together with the report thereon of Bridges & Dunn-Rankin, LLP, independent accountants, are set forth on the pages of this Annual Report on Form 10-KSB indicated below.

        This Form 10-KSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, us. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different form any future results, performance, or achievements expressed or implied by such forward-looking statements.

RISK FACTORS

Our independent auditors have expressed doubt about our ability to continue as a going concern.

        Our independent public accountants have expressed doubt about our ability to continue as a going concern in their report on our June 30, 2002 financial statements. Our independent public accountants have advised us that our continuance as a going concern is dependent upon our ability to raise capital. There is no assurance that we will be able to raise sufficient capital or generate sufficient cash from operations to continue as a going concern.

Our acquisition strategy may fail for a number of reasons, including the unavailability of suitable acquisition candidates or our inability to obtain adequate financing.

        We intend to pursue growth through the acquisition of individual radio stations in small, generally non-rated markets. Currently, we only have a tentative agreement for the purchase of one radio station in middle Georgia. This acquisition is contingent upon, among other things, sufficient financing to pay the purchase price, which we currently do not have. We cannot predict whether we will be successful in pursuing acquisition opportunities or what the consequences of these acquisitions will be. We are pursuing other acquisition opportunities; however, other than the station noted above, we currently have no commitments to acquire any specific station or material assets. Also, while we have had limited success thus far in identifying appropriate acquisition candidates, we cannot give assurances that we will be able to continue to do so.

        In order to meet our requirements as an appropriate acquisition candidate, a radio station must be in a small, non-rated market. We are focusing on stations that either have positive cash flow, or that we reasonably believe could have positive cash flow in the near term. There are only a limited number of radio stations in the Southeast that meet these requirements, and we may be unable to identify a sufficient number of acquisition candidates that will allow us to build the network contemplated by our business plan.

        Even if we are able to locate a sufficient number of radio stations that meet our requirements, we cannot guarantee that we will have sufficient financing to allow us to acquire the stations. We currently have minimal revenue. Although we have had discussions with a number of possible sources of debt and equity capital, we currently do not have any viable source of financing. If we are unable to locate financing, we may be unable to acquire any radio stations.

        Our acquisition strategy also involves numerous other risks, including negotiating definitive purchase agreements on satisfactory terms from small, and in many cases, family-owned, radio stations, and achieving increases in broadcast cash flow.

Because of our limited operations and the fact that we are currently generating no revenue, we are unable to service our debt obligations.

        We currently have approximately $532,500 in debt pursuant to promissory notes issued by us. We are presently unable to meet our interest obligations in the amount of $11,223 under these notes. We are also trying to secure additional debt financing by borrowing money from a bank, but have not yet succeeded in doing so. Our ability to satisfy our current debt service obligations, and any additional obligations we might incur will depend upon our future financial and operating performance, which, in turn, are subject to prevailing economic conditions and financial, business, competitive, legislative and regulatory factors, many of which are beyond our control. If our cash flow and capital resources continue to be insufficient to fund our debt service obligations, we may be forced to reduce or delay planned acquisitions, expansion and capital expenditures, sell assets, obtain additional equity capital or restructure our debt. We cannot assure you that our operating results, cash flow and capital resources will be sufficient for payment of our debt service and other obligations in the future.

The business of operating radio stations is subject to many different variables outside of our control, any of which could have an adverse impact on our ability to successfully operate our business.

        As an owner and operator of radio stations, our operations are subject to numerous variables outside of our control, many of which could have a material adverse effect upon our financial performance. These variables include economic conditions, both generally and specific to the radio broadcasting industry, shifts in population and other demographics, shifts in audience tastes, the level of competition for advertising dollars with other radio stations, television stations and other entertainment and communications media, fluctuations in operating costs, technological changes and innovations, changes in labor conditions; and changes in laws and governmental regulations and policies and actions of federal regulatory bodies, including the Department of Justice, the Federal Trade Commission and the Federal Communications Commission. Although we believe that if we are able to complete the acquisition of the radio stations contemplated by our business plan, we will be positioned to compete effectively in those respective markets, but we cannot assure you that any individual station will be able to maintain or increase its current audience ratings and advertising revenues, and all of the factors above could potentially adversely impact our operations.

Competition in the radio broadcasting business is intense, and we may be unable to succeed if our competitors have more funding or better marketing.

        Radio broadcasting is a highly competitive business. The radio stations that we intend to acquire if we are able to successfully execute our business plan will compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media such as newspapers, magazines, cable and broadcast television, outdoor advertising and direct mail. Market share is subject to change, and any adverse change in a particular market could have a material adverse effect on the revenue of stations located in that market. If another radio station in one of our markets were to convert its programming format to a format similar to one of our stations, or if a new station were to adopt a format competitive with our stations, or if an existing competitor were to strengthen its operations, our stations could suffer a reduction in our listening audience and/or advertising revenue and could require increased promotional and other expenses. Additionally, our business could be adversely affected if a large player in the radio industry were to decide to adopt an acquisition plan similar to ours. A large competitor could purchase a number of stations in the markets in which we wish to compete and, as a result, drive up the prices that we must pay for stations as well as force us to allocate significantly more of our resources to promotional activities than we have currently planned.

Because most of our revenues will come from the sale of advertising time on our stations, our business is susceptible to downturns in the economy.

        We expect that substantially all of our revenue will initially come from the sale of advertising time on our radio stations. Our broadcasting revenue would likely be adversely affected by a national recession. In addition, because a substantial portion of our revenue will be derived from local advertisers, our ability to generate advertising revenue in specific markets could be adversely affected by local or regional economic downturns. For example, in some of the markets in which we plan to operate there is a single dominant employer (such as a military base, a college, university or large manufacturing plant). If a downturn in the economy results in a dominant employer in one of our markets initiating layoffs, or if the U.S. Congress decides to close a military base in one of our markets, this could result in local businesses in that market reducing their advertising budgets, which, in turn, would impact our broadcast cash flow and profitability.

If we lose either of our two key personnel, we may be unable to successfully execute our business plan; because we currently only have two employees, they may be unable to successfully manage the business.

        Our business is presently managed by two key employees, the Chief Executive Officer, Daniel W. Hollis, and the President, Donald Boyd. If we lose either of Messrs. Hollis or Boyd, it could have a material adverse effect on our operations, and our ability to execute our business plan might be negatively impacted. We have entered into employment agreements with both of Messrs. Hollis or Boyd, which include provisions restricting their ability to use our confidential information should they leave the company. However, Messrs. Hollis or Boyd may leave the company if they choose to do so, and we cannot guarantee that they will not choose to do so, or that we would be able to hire similarly qualified executives if either of them should choose to leave. Additionally, the acquisition of radio stations is critical to our success and management will need to devote the majority of its time to negotiating, closing and then operating these acquisitions. This will result in the diversion of management's attention from other business concerns and could affect our ability to manage other aspects of our business. We cannot assure you that our management will be able to manage effectively the resulting business or that such acquisitions will benefit the company.

There may be changes in the laws governing the ability of owners and operators of radio stations to own large numbers of stations in the same or contiguous markets.

        The Telecommunications Act of 1996 permits consolidated ownership of radio broadcasting stations in the markets in which we plan to operate. The changes in the law regarding ownership of radio stations contained in this act permitted us to create a business plan based on the ownership of several stations in the same and contiguous markets. There has recently been a change in the U.S. presidency, and there are some in Congress who would like to change the law to impose more limited ownership rules. We have no way to predict whether the administration or Congress will take such action, but should this occur, our business plan and operations could be severely impacted, and we may be required to divest ourselves of stations in certain markets.

It is our policy not to pay dividends.

        We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, for use in our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The Federal Communications Commission may not approve of a transfer of a license to us, and others may object to the transfer of licenses to us.

        The Federal Communications Commission's rules and regulations prohibit the assignment or transfer of a broadcast license without their prior approval. In determining whether to grant approval, the Federal Communications Commission considers a number of factors pertaining to the licensee (and proposed licensee), including:

  •
  compliance with the various rules limiting common ownership of media properties in a given market;

  •
  the "character" of the licensee and those persons holding "attributable" interests in the licensee;

  •
  compliance with the regulations on alien ownership as well as compliance with other Federal Communications Commission regulations and policies.

        Whenever we purchase a radio station, we must obtain Federal Communications Commission consent to assign or transfer control of the broadcast license associated with that station. The application must be placed on public notice for not less than 30 days, during which time period petitions to deny or other objections to the application may be filed by interested parties, including members of the public. We cannot assure you that we will be able to comply with all Federal Communications Commission rules and regulations required to permit transfer of a license, or that it will approve the assignment or transfer of a broadcast license, even if all requirements are met. Because we plan to purchase stations in small, non-rated markets where the stations may have been operating for many years in the local community with local ownership, individuals or businesses in that community may object to the assignment or transfer of the broadcast license to an entity outside of the community and file a petition or objection with the Federal Communications Commission to block assignment or transfer of a license to us. If such a petition or objection is filed, we cannot assure you that we will be able to successfully overcome the objection.

Even if the Federal Communications Commission approves of the transfer of a license to us, we may not be able to satisfy the on-going requirements for maintaining a license.

        Once the transfer of a broadcast license is granted, the Federal Communications Commission imposes various rules and regulations on a licensee, compliance with which is required if the business wishes to keep its broadcast license. These requirements include, indecency in broadcasting rules, requirements for public service announcements, not discriminating against certain points of view in granting air time to special interest groups or political parties and complying with foreign ownership rules. While we will try diligently to satisfy all such requirements, we cannot guarantee that we will always be able to do so, and that we will not have a license or licenses revoked.

Existing shareholders may face dilution from our financing efforts

        We are dependent on raising capital from external sources to execute our business plan. We plan to issue debt securities, capital stock, or a combination of these securities. We may not be able to sell these securities, particularly under the current market conditions. Even if we are successful in finding buyers for our securities, the buyers could demand high interest rates or require us to agree to onerous operating covenants, which could in turn harm our ability to operate our business by reducing our cash flow and restricting our operating activities. If we were to sell our capital stock, we might be forced to sell shares at a depressed market price, which could result in substantial dilution to our existing shareholders. In addition, any shares of capital stock we may issue may have rights, privileges, and preferences superior to those of our common shareholders.

Our future earnings may be adversely affected because of charges resulting from acquisitions, or an acquisition could reduce shareholder value.

        Our strategy is based on the acquisition of a sufficient number of radio stations to create a viable radio network. In accounting for a newly acquired business, in many cases, we may be required to amortize, over a period of years, certain identifiable intangible assets. The resulting amortization expense, could reduce our overall net income and earnings per share. Changes in future markets or technologies may require us to amortize intangible assets faster and in such a way that our overall financial condition or results of operations are harmed. If changes in economic and/or business conditions cause impairment of goodwill and other intangibles acquired by acquisition, it is likely that a significant charge against our earnings would result. If economic and/or business conditions did not improve, we could incur additional impairment charges against any earnings we might have in the future. An acquired business could reduce shareholder value if it should generate a net loss or require invested capital.

Our common stock price can be volatile because of several factors, including a limited public float.

        During fiscal years 2001 and 2002 (July 1, 2000 to June 30, 2002), the sale price of our common stock has fluctuated from $8.12 to $.40 per share. We believe that our common stock is subject to wide price fluctuations because of several factors, including:

  •
  absence meaningful earnings and external financing,

  •
  a relatively thin trading market for our common stock, which causes trades of small blocks of stock to have a significant impact on our stock price,

  •
  general volatility of the stock markets and the market prices of other publicly traded companies,

  •
  economic disruptions due to terrorist activity, and

  •
  investor sentiment regarding equity markets generally, including public perception of corporate ethics and governance and the accuracy and transparency of financial reporting.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        On September 3, 2002, our Board of Directors dismissed BKD, LLP ("BKD") as our independent accountants and engaged the firm of Bridges & Dunn-Rankin, LLP to audit our books and records for 2002. BKD was notified of this change and Bridges & Dunn-Rankin, LLP of its engagement on September 3, 2002.

        We engaged BKD as our independent accountant on July 9, 2001. From July 9, 2001 through June 30, 2002 and from July 1, 2002 through September 3, 2002, there were no disagreements with BKD on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BKD, would have caused that firm to make reference to the subject matter of the disagreement in connection with its reports. No report of BKD on our financial statements has contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles.

        We have provided BKD with a copy of the disclosures contained herein and have requested that BKD furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made herein and, if not, stating the respects in which it does not agree. The letter from BKD previously was filed with the SEC as an exhibit to our Current Report on Form 8-K dated September 3, 2002, and is incorporated herein by reference. In its letter, BKD stated that it resigned as our accountants effective August 19, 2002. While BKD has advised us that it provided written notice of such resignation on that date, we did not receive any such notification. Accordingly, we can take no position as to the assertion by BKD; and therefore we regard our termination of BKD as taking effect on September 3, 2002.

        During our two most recent fiscal years ended June 30, 2001 and 2002, and during the period from July 1, 2002 to our engagement of Bridges & Dunn-Rankin, LLP, neither we nor anyone acting on our behalf consulted with Bridges & Dunn-Rankin, LLP regarding either (i) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was the subject of a disagreement with BKD.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

        The following table sets forth information with respect to our directors and executive officers as of October 9, 2002:

Name	Age	Title
Daniel W. Hollis	51	Chairman of the Board and Chief Executive Officer
Donald Boyd	35	President
Dr. Michael G. Cobb	49	Chief Financial Officer and Director
William Fleming	56	Director
Eric J. Froistad	45	Director
John McMullan, CPA	66	Director
Lance J. Rosmarin	40	Director

        Daniel W. Hollis, 51, Chairman of the Board and Chief Executive Officer. Mr. Hollis has served as our Chairman and Chief Executive Officer since February 11, 2002. Mr. Hollis is an experienced entrepreneur who combines both operational experience and financial acumen. He has been a Registered Principal of an NASD brokerage, and participated in both private and public financings. He has led numerous start-ups, primarily in healthcare and technology. In addition to his role at Small Town Radio, Mr. Hollis serves as Chairman of Segue Solutions, LLC, a privately held technology company. Prior to joining us, he has served as consultant to numerous privately held companies through Bagswell Capital, LLC, a privately held management consultancy. From 1995 to 1999, Mr. Hollis was Chairman and CEO of Alignis, Inc., a privately held, venture capital-funded, specialty managed health care company.

        Donald Boyd, 35, President. Mr. Boyd is a radio station executive with 15 years' experience in the radio broadcast industry. Prior to joining us on July 30, 2001, he was Regional General Manager for Root Communication, where he had profit and operations responsibility for seven stations in three markets similar to the markets we target. From June 1998 to December 1999, Mr. Boyd was a manager with Dickey Brothers Broadcasting, Inc. From June 1995 to June 1998, he owned and operated a profitable radio station in Gainesville, Florida.

        Dr. Michael G. Cobb, 49, Chief Financial Officer and Director. Dr. Cobb joined the Company as our Chief Financial Officer February 22, 2002. For twenty years, Dr. Cobb has been actively involved in strategic management. business growth, M&A and turnaround implementation, financial management and executive leadership, both as an entrepreneur and as a consultant. Dr. Cobb currently serves as principal financial advisor and interim CFO to several early-growth-stage companies, including PMG.net (a web-site developer and Internet consulting firm), and The Power Oil Company (an oil and fuel distributor). He has also served as principal financial advisor and interim CFO for Discrete Wireless (an end-to-end wireless ASP specializing in mission critical mobile data applications), Carnegie Technology Education (an Internet-based subsidiary of Carnegie Mellon University), New Day Aeromedical Foundation (an air medical transportation venture) and Enitiatives.net (a financial services web portal) as well as principal advisor to Epanacea, an Internet application service provider. He is the managing principal of Criterion Consulting Group LLC, a consulting firm based in Atlanta. GA and Pittsburgh, PA., and the Trans Atlantic Group, a network of US and European affiliates committed to the development of trans-Atlantic business, The M&A Advisory Group LLC (an association of independent M&A consultants), and Innovative Business Strategies LLC, a cross-functional association of senior strategic advisors providing complete business lifecycle consulting, primarily in the manufacturing and distribution sectors. Dr. Cobb holds BS and PhD degrees from the Georgia Institute of Technology. in addition to financial & accounting education through The Wharton School and Carnegie Mellon University, and strategic planning and management training from Clemson University.

        William Fleming, 56, Director. Mr. Fleming has been a member of our Board of Directors since June 2001. For more than 18 years, he has been the principal of William Fleming & Associates, which provides financial consulting services to radio stations, including emerging companies. Mr. Fleming has focused his work on smaller, emerging companies, radio entrepreneurs, and first-time owners. He also is a co-owner of four radio stations in Indiana.

        Eric J. Froistad, 45, Director. Mr. Froistad has been a member of our Board of Directors since April 4, 2002. He presently is the Chief Financial Officer of Enhancement Services Corporation, a loyalty program management company in Roswell, Georgia. He has over twenty-two years of financial management experience, with an extensive background in financing transactions, mergers and acquisitions, and financial management systems for entrepreneurial companies in diverse industries. Prior to joining Enhancement Services, Mr. Froistad was Chief Financial Officer for Alignis, Inc., a specialty healthcare company in Atlanta, Georgia. Before that, he served in various senior financial management positions for New World Communications Group, an integrated media company. Mr. Froistad started his career with the public accounting firm of Arthur Andersen & Co. in Denver, Colorado, leaving the firm as a senior manager in audit services. He received a BS in Accounting from the University of Colorado.

        John McMullan, CPA, 66, Director. Mr. McMullan has been a member of our Board of Directors since June 7, 2001. Since 1990, he has been the Chief Executive Officer of Camden Real Estate Company, a family-owned real estate investment company. In addition, Mr. McMullan acts as a consultant to the long-term health care industry, and is licensed as a Certified Public Accountant in the State of Georgia.

        Lance J. Rosmarin, 40, Director. Mr. Rosmarin has been a member of our Board of Directors since June 1, 2001. From 1993 to June 1, 2001, he was Secretary, Treasurer and a Director of Worldwide PetroMoly Corporation, which became our operating subsidiary in July 1996. Following our acquisition of Worldwide PetroMoly, Mr. Rosmarin served as our Chief Financial and Accounting Officer from July 1996 to June 1, 2001, and as our President from January 1998 to June 1, 2001. From 1993 to 1996, in addition to his position with Worldwide PetroMoly, he served as Vice President and Secretary and was a Director of Citadel Computer Systems, Inc., as well as serving as an officer and director of several private companies. From 1990 to 1993, Mr. Rosmarin was employed by Gertner, Aron, Ledet and Lewis Investments.

        Directors are elected to serve one year terms and until their earlier resignation or removal.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        The federal securities laws require our directors and executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our securities. Those persons who are required to file also are required to furnish us with copies of those reports when they are filed with the SEC. Based solely on our review of the copies of these forms received by us or representations from certain reporting persons, we believe that SEC beneficial ownership reporting requirements for fiscal 2002 were met with the following exceptions:

1.
Daniel W. Hollis became our Chairman of our Board of Directors and our Chief Executive Officer on February 11, 2002. In connection with Mr. Hollis's assumption of these positions, a Form 3 should have been filed on or before February 26, 2002 but was not filed until August 29, 2002.

2.
Mr. Hollis was granted an option for the purchase of 500,000 shares of our common stock at the time he became our Chairman and Chief Executive Officer. On April 12, 2002, Mr. Hollis exercised this option and purchased 453,704 shares, at a price of $0.54 per share. A Form 4 should have been filed to report the grant of the option to Mr. Hollis and his subsequent exercise of the option on or before May 10, 2002, but was not filed until October 16, 2002.

3.
Eric J. Froistad became a director on April 4, 2002. A Form 3 should have been filed on or before April 19, 2002 but was not filed until August 21, 2002.

        Due to the complexity of the reporting rules, we expect to institute procedures to assist our officers and directors with these obligations.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

        The table below shows the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the year ended June 30, 2002 to the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the year ended June 30, 2002 (our "named executive officers"):

		Annual Compensation			Long Term Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARS (#)	All Other Compensation ($)
Daniel W. Hollis Chairman and Chief Executive Officer(1)	2002	$93,750	0	0	0	500,000	0
Donald Boyd President and Secretary(2)	2002	$139,804	0	0	0	111,111	0
Dr. Michael G. Cobb Chief Financial Officer (3)	2002	$0	0	0	0	83,334	0

(1)
Mr. Hollis became our Chairman and Chief Executive Officer on February 11, 2002, pursuant to a consulting agreement.

(2)
Mr. Boyd became our President and Secretary on July 30, 2001.

(3)
Dr. Cobb became our Chief Financial Officer on February 22, 2002, pursuant to a consulting agreement.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

        The table below shows the number of options to purchase shares of our common stock that were granted to each of our named executive officers during fiscal 2002:

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/share)	Expiration Date
Daniel W. Hollis	500,000	72.0%	$.54	February 11, 2012
Donald Boyd	111,111	16.0%	$.54	February 11, 2012
Dr. Michael G. Cobb	83,334	12.0%	$.72	February 22, 2012

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

        The table below shows the number of stock options held at the end of or exercised during fiscal 2002 for each of our named executive officers:

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)
					Value of Unexercised In-The-Money Options/SARs at Fiscal Year-End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel W. Hollis	453,704	$0	0	46,296	$0	$25,926
Donald Boyd	0	$0	111,111	0	$62,222	$0
Dr. Michael G. Cobb	0	$0	41,667	41,667	$15,833	$15,833

(1)
Based on $1.10 per share, the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board on June 30, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The table below shows the amount of common stock of the Company beneficially owned as of October 9, 2002 by each of the following:

1.
Each of our directors and named executive officers (the "named executive officers" are described in the Summary Compensation Table set forth on page 22 of this Annual Report on Form 10-KSB);

2.
Each person whom we believe beneficially owns more than 5% of our outstanding voting stock; and

3.
All executive officers and directors as a group.

        In accordance with the rules of the Securities and Exchange Commission, beneficial ownership as disclosed in the table below includes shares currently owned as well as shares which the named person has the right to acquire beneficial ownership of within 60 days, through the exercise of options, warrants or other rights. Except as otherwise indicated, each stockholder listed below has sole voting and investment power as to the shares owned by that person.

Name and Address(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class(3)	Notes
Daniel W. Hollis	453,704	4.5%	(4)
Donald Boyd	124,457	1.2%	(4), (5)
Dr. Michael G. Cobb	83,334	*	(4)
William Fleming	216,636	2.1%
Eric J. Froistad	37,037	*
John McMullan	244,414	2.4%
Lance Rosmarin	316,666	3.1%	(6)
All directors and executive officers as a group (7 persons)	1,476,248	14.3%	(4)
Gilbert Gertner 1300 Post Oak Blvd, Suite 1985 Houston, TX 77056	833,342	8.2%
Wayne Shortridge 600 Peachtree Street, NE, Suite 2400 Atlanta, GA 30308-2222	863,581	8.5%	(7)
Robert S. Vail 5126 Wentworth Drive Norcross, GA 30092	609,639	6.0%
Beachside Commons, LLC 401 Centre Street, 2nd Floor Fernandina Beach, FL 32034	594,492	6.2%

*
Less than one percent of our common stock.

(1)
If no address is given, the named individual is an executive officer or director of Small Town Radio, Inc., whose business address is 1800 Century Boulevard, Suite 1200, Atlanta, Georgia 30045.

(2)
Shares of common stock that a person has the right to acquire within 60 days of October 9, 2002 are deemed outstanding for computing the percentage ownership of the person having the right to acquire such shares, but are not deemed outstanding for computing the percentage ownership of any other person.

(3)
As of October 9, 2002, there were 10,134,283 shares of common stock issued and outstanding.

(4)
Includes the following numbers of shares of common stock that may be acquired within 60 days of October 9, 2002 through the exercise of stock options: Mr. Boyd, 111,111 shares; Dr. Cobb 83,334 shares; and all directors and executive officers as a group, 194,445 shares.

(5)
Includes 13,346 shares of common stock issued to Mr. Boyd in fiscal year 2002 in lieu of compensation.

(6)
Mr. Rosmarin's beneficial ownership consists of 205,556 shares of common stock held by Mr. Rosmarin directly and 111,111 shares held by a trust of which Mr. Rosmarin is the sole trustee.

(7)
Mr. Shortridge's beneficial ownership consists of 805,336 shares of common stock held by Bolling Investments, LLC, an entity of which Mr. Shortridge is the sole owner, and 58,245 shares of common stock issuable upon exercise of warrants issued to Mr. Shortridge in fiscal year 2002 in conjunction with the issuance of a note by the Company in the amount of $216,000.

Equity Compensation Plan Information

        The following table provides certain information about our equity compensation plans:

Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	0	0	0
Equity compensation plans not approved by stockholders	807,668	$0.77	303,443

Total	807,668	$0.77	303,443

Item 12. Certain Relationships and Related Transactions.

        Notes Payable to Bolling Investments, LLC.    Bolling Investments, LLC, one of our founding stockholders, has made two separate loans to Small Town Radio, Inc. in a total principal amount equal to $17,500. The loans are evidenced by demand notes and bear interest at 12% per annum. We believe that the terms of these loans are at least as favorable to us as any loan we could obtain through arms-length bargaining with an unrelated party.

        Note Payable to Wayne Shortridge.    Wayne Shortridge, the only member of our stockholder Bolling Investments, LLC, loaned us $216,000 to acquire the assets of WDGR AM. Mr. Shortridge purchased our promissory note in the stated principal amount of $216,000 pursuant to a Note Purchase Agreement dated as of June 17, 2002. The Note is secured by the assets of WDGR AM pursuant to a Security Agreement dated as of June 17, 2002. Pursuant to the Note Purchase Agreement, we also issued Mr. Shortridge a warrant to purchase 58,245 shares of our common stock at a price of $2.82 per share. Without this loan we could not have acquired WDGR AM, and we believe the terms of the loan are at least as favorable to us as any terms we could have obtained through arms-length bargaining with an unrelated party.

Item 13. Exhibits, List and Reports on Form 8-K.

(a)
Exhibits. Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of this Annual Report on Form 10-KSB.

(b)
Reports on Form 8-K. During the fiscal quarter ended June 30, 2002, we filed the following Current Reports on Form 8-K:
  1.
  On April 15, 2002, we filed a Current Report on Form 8-K reporting that on April 4, 2002, our Board of Directors had appointed Mr. Eric J. Froistad to the Board of Directors, bringing our total number of Directors to seven; and that we had filed a preliminary information statement with respect to a special meeting of stockholders, at which meeting the stockholders would consider and act upon proposals to effect a one-for-eighteen reverse split of our common stock, to approve a plan of merger to reincorporate the Company in Nevada and change its name from "Worldwide PetroMoly, Inc." to "Small Town Radio, Inc." and to remove Robin Vail as a director of the Company.

Item 14. Controls and Procedures

        This item is not applicable, because our fiscal year ended prior to August 29, 2002.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMALL TOWN RADIO, INC.
By:
/s/ DANIEL W. HOLLIS Daniel W. Hollis Chairman of the Board and Chief Executive Officer
By:
/s/ DR. MICHAEL G. COBB Dr. Michael G. Cobb Chief Financial Officer

Date: October 15, 2002

POWER OF ATTORNEY

        Each person whose signature appears below hereby appoints Daniel W. Hollis, Michael G. Cobb and Gerardo M. Balboni, or any of them, as such person's true and lawful attorney-in-fact, with full power of substitution or resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign on such person's behalf, individually and in each capacity stated below, any and all amendments to this Annual Report on Form 10-KSB, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL W. HOLLIS Daniel W. Hollis	Chairman of the Board & Chief Executive Officer (principal executive officer)	October 15, 2002
/s/ DR. MICHAEL G. COBB Dr. Michael G. Cobb	Chief Financial Officer (principal financial officer and principal accounting officer)	October 15, 2002
/s/ WILLIAM FLEMING William Fleming	Director	October 15, 2002

/s/ ERIC J. FROISTAD Eric J. Froistad	Director	October 15, 2002
/s/ JOHN MCMULLEN John McMullen	Director	October 15, 2002
/s/ LANCE ROSMARIN Lance Rosmarin	Director	October 15, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

        I, Daniel W. Hollis, certify that:

  1.
  I have reviewed this annual report on Form 10-KSB of Small Town Radio, Inc.;
  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Small Town Radio, Inc. as of, and for, the periods presented in this annual report.

Date: October 15, 2002

/s/ DANIEL W. HOLLIS Daniel W. Hollis Chairman of the Board and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

        I, Michael G. Cobb, certify that:

  1.
  I have reviewed this annual report on Form 10-KSB of Small Town Radio, Inc.;
  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Small Town Radio, Inc. as of, and for, the periods presented in this annual report.

Date: October 15, 2002

/s/ MICHAEL G. COBB Michael G. Cobb Chief Financial Officer

SMALL TOWN RADIO, INC.

 FINANCIAL STATEMENTS
As of June 30, 2002 and 2001
and for the years then ended

 with

 REPORT OF INDEPENDENT ACCOUNTANTS

Report of Independent Accountants

The Board of Directors
Small Town Radio, Inc.
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Small Town Radio, Inc. as of June 30, 2002 and 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Small Town Radio, Inc. as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company's continuance is dependent on its ability to raise capital. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Atlanta, Georgia
October 14, 2002

SMALL TOWN RADIO, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND 2001

	June 30, 2002	June 30, 2001
Assets
Current Assets
Cash	$48	$3,396
Accounts receivable	8,335	—
Deposits	—	2,076

Total current assets	8,383	5,472
Fixed assets
Equipment	109,282	1,896
Accumulated depreciation	(632)	(105)

Fixed assets, net	108,650	1,791
Acquired broadcast license	106,375	—
Other assets	—	10,000

TOTAL ASSETS	$223,408	$17,263

Liabilities and Stockholders' Deficit
Current Liabilities
Notes payable — stockholders	$532,500	$67,500
Accounts payable	484,766	575,802
Accrued payroll taxes payable	3,106	—
Accrued interest	18,088	—
Accounts payable — stockholders	—	330,000
Accrued settlement costs	260,000	—
Accrued expenses	—	1,269

Total current liabilities	1,298,460	974,571
Commitments and contingencies
Stockholders' Deficit
Stockholder note receivable	(152,250)
Preferred stock, no stated value 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value 44,444,444 shares authorized, 9,912,061 and 8,732,038 shares issued and outstanding in 2002 and 2001, respectively	9,912	8,732
Additional paid-in-capital (See Note 9)	1,252,944	6,755
Accumulated deficit	(2,185,658)	(972,795)

Total Stockholders' Deficit	(1,075,052)	(957,308)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$223,408	$17,263

See notes to consolidated financial statements.

SMALL TOWN RADIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

	Year Ended June 30, 2002	Year Ended June 30 2001
Net Sales	$54,158
Operating Expenses
Organizational, selling, general and administrative expenses	93,119	$899,415
Programming and production	15,156
Professional fees	453,433	10,000
Rent and repairs and maintenance	38,354	3,369
Salaries, wages and benefits	324,546	6,193
Depreciation	528	105
Anticipated settlement of dispute	260,000	—
Other	—	2,473

	1,185,136	921,555

Operating Loss	(1,130,978)	(921,555)
Other Expenses — interest and debt financing costs	(81,885)	(1,269)

Loss Before Income Taxes	(1,212,863)	(922,824)
Income Tax Benefit	—	—

Net Loss	$(1,212,863)	$(922,824)

Basic Earnings Per Share	$(0.14)	$(0.24)

Weighted-Average shares Outstanding	8,932,094	3,880,247

See notes to consolidated financial statements.

SMALL TOWN RADIO, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

	Year Ended June 30, 2002	Year Ended June 30 2001
Operating Activities	$(1,212,863)	$(922,824)
Net loss
Adjustments to reconcile net loss to cash used by operating activities
Depreciation	527	105
Stock issued for director and professional fees	1,185,570	6,787
Note received in exchange for executive stock issued	(152,250)	—
Warrant costs associated with note payable	28,800	—
Changes in assets and liabilities
Accounts receivables	(8,335)	—
Deposit	2,076	(2,076)
Other asset	10,000	(10,000)
Accounts payable	(91,036)	525,831
Accrued payroll taxes payable	3,106	—
Accrued interest	18,087	—
Accounts payable — stockholders	(330,000)	330,000
Accrued litigation settlement	260,000	—
Accrued expenses	(1,269)	1,269

Net cash used by operating activities	(254,587)	(70,908)

Investing Activity — purchase of property and equipment
Business acquisition	(203,000)	—
Purchases of fixed assets	(10,761)	(1,896)

Net cash used by investing activities	(213,761)	(1,896)
Financing Activities
Net increase in notes payable — stockholders	465,000	67,500
Stockholder contribution	—	8,700

Net cash provided by financing activities	465,000	76,200

Net (Decrease)/Increase in Cash	(3,348)	3,396
Cash, Beginning of Period	3,396	—

Cash, End of Period	$48	$3,396

See notes to consolidated financial statements.

SMALL TOWN RADIO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

	Number of Shares	Common Stock	Additional Paid in Capital	Net Loss	Total
Balances, June 30, 2000	2,874,108			$(49,971)	$(49,971)
Net loss				(922,824)	(922,824)
Issuance of common stock	4,724,721	$6,787		—	6,787
Issuance of common stock no cash consideration	1,133,209	—		—	—
Stockholder contribution-		1,945	$6,755		8,700

Balances, June 30, 2001	8,732,038	$8,732	$6,755	$(972,795)	$(957,308)

Net loss				(1,212,863)	(1,212,863)
Issuance of warrant in connection with a note payable to stockholder for the Dahlonega acquisition			28,800		28,800
Record value of options issued and vested for consulting services			24,831		24,831
Issuance of shares in connection with issuance of a note	27,778	28	32,972		33,000
Issuance of shares in exchange for services (See Note 9)	1,152,245	1,152	1,159,586		1,160,738

Balances, June 30, 2002	9,912,061	$9,912	$1,252,944	$(2,185,658)	$(922,802)

See notes to consolidated financial statements.

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

        Small Town Radio, Inc. ("the Company") is an owner of a radio station in North Georgia and operates one other station under the terms of a Local Programming and Marketing Agreement ("LMA"). We are currently focused on securing financing to allow us to expand our stations into a contiguous regional network.

        Our target markets are generally smaller, less populated areas near, but not in, mid-sized and larger markets. The Company acquired one station in North Georgia on June 25, 2002 and currently operates a station under an LMA. Further acquisitions of stations will be dependent upon approval of the Federal Communications Commission ("FCC").

Reverse Acquisition and Disposition

        On June 1, 2001, Worldwide PetroMoly, Inc. ("PetroMoly") acquired Small Town Radio, Inc., an early-stage enterprise, through the issuance of 6,581,547 unregistered shares of PetroMoly common stock to Small Town Radio, Inc's stockholders. For financial reporting purposes, the transaction constitutes a reverse acquisition because the former Small Town Radio stockholders owned in excess of 75% of the outstanding stock of the combined entity immediately following the transaction. The purchase method of accounting was utilized to record the transaction resulting in marking the assets and liabilities of PetroMoly, the acquired entity for reporting purposes, to their fair values through an allocation of the purchase price. Any excess of purchase price remaining after the allocation of the purchase price to the assets and liabilities was recorded as goodwill.

        On June 7, 2001, the combined Company sold its interest in Worldwide PetroMoly Corp., a wholly owned subsidiary, to Gilbert Gertner, a stockholder and previous chairman of the board of PetroMoly. Prior to its disposition, Worldwide PetroMoly Corp. was the only operating subsidiary of the combined Company and represented 100% of the assets, liabilities and operations of the consolidated entity. No gain or loss resulted from the sale of the subsidiary, because we used the sale price at June 7, 2001 to determine the value of the assets acquired and liabilities assumed at the date of the reverse acquisition and activity between June 1, 2001 and June 7, 2001 was negligible.

        Operating results of PetroMoly are only required to be included in the consolidated results of operations for the six-day period from June 1, 2001 to June 7, 2001. Revenues and costs during that period were negligible.

        A provision in the sale agreement entitles PetroMoly to a portion of any operating profits and net proceeds from sale of Worldwide PetroMoly Corp. if either transpires prior to December 7, 2002.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the operations of Small Town Radio, Inc. They also include the accounts of Worldwide PetroMoly Corp. for the period from June 1, 2001 to June 7, 2001.

ORGANIZATIONAL AND START-UP EXPENSES

        The Company has expensed all organizational and start-up expenses for financial reporting purposes.

PROPERTY AND EQUIPMENT

        Property and equipment are carried at cost. Depreciation is computed using the straight-line method. Property and equipment at June 30, 2002 consisted of equipment acquired in the acquisition of the assets WDGR-AM and computer equipment. The assets are being depreciated over their estimated useful life which is generally three to five years.

Acquired Broadcast License

        Among the assets of WDGR-AM acquired from Greenwood Communications, Corp. was the broadcast license for WDGR-AM. The value assigned to this acquired asset, $106,375, has been capitalized. Because it has a perpetual life, it will not be amortized but will be reviewed at each financial statement date to determine if an impairment has occurred. Losses arising from impairment, when and if they occur, will be recognized in the period in which it is identified.

EARNINGS PER SHARE

        Earnings per share have been computed based upon the weighted-average common shares outstanding during each year. Diluted earnings per share have not been presented due to the Company incurring a loss from continuing operations.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financials statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Revenues and Costs

        The Company has incurred no advertising costs. Advertising revenues are recognized monthly based on the advertising that has been provided versus the total amount of advertising required under the terms of the advertising agreement. At June 30, 2002 and 2001, the Company had deferred no advertising revenue.

NON-CASH CONSIDERATION

        The Company issued 529,706 and 1,133,209 shares of common stock to directors and third parties for services in 2002 and 2001, respectively. The dollar amounts assigned to these transactions and recorded as common stock in the accounts of the Company were based on the fair value of the services rendered.

Reverse Stock Split

        In the fourth quarter of the year ended June 30, 2002 the Company completed an 18 for 1 reverse stock split. All share, option, share price, option price and per share amounts in these financial statements have been adjusted to reflect the reverse stock split.

NOTE 2—FIXED ASSETS

        Fixed assets consist of the following:

	June 30, 2002	June 30, 2001
Computer equipment	$13,289	$1,896
Radio station equipment	96,625

Less: Accumulated depreciation	(632)	(105)

Fixed assets, net	$109,282	$1,791

NOTE 3—INCOME TAX

        A reconciliation of tax at the combined federal and state income tax rates and actual tax expense is provided below:

	June 30, 2002	June 30, 2001
Federal and state income tax at the applicable rates	$(460,402)	$(350,304)
Change in valuation allowance	460,402	350,204

Actual tax expense	—	—

        The components of the deferred tax asset are as follows:

	June 30, 2002	June 30, 2001
Net operating losses and start-up costs	$810,606	$350,204
Valuation allowance	(810,606)	(350,204)

Net deferred tax asset	—	—

        The valuation allowance at June 30, 2002 is $810,606 and was increased by $460,402 during 2002. During the current year, the increase in the valuation allowance was due to additional losses incurred by the Company. We consider the valuation allowance necessary and appropriate in light of the Company's history of recurring losses.

NOTE 4—STOCK OPTIONS

        The Company maintains an incentive stock option plan which is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees.

        The following is a summary of the status of the Company's stock option plan.

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2000	—
Options issued in the year ended June 30, 2001	40,722	$6.66

Outstanding, June 30, 2001	40,722	6.66
Options issued in the year ended June 30, 2002	694,445.56
Options exercised during the year	(453,764)	.54
Options lapsing during the year	(10,833)	8.89

Balance, June 30, 2002	270,570	$1.38

        The following summarizes the outstanding options at June 30, 2002.

Number of Options	Exercise Price	Expiration Date
5,555	$18.00	9/15/2002
1,111	$2.34	1/1/2003
8,888	$4.50	1/1/2003
277	$9.00	1/1/2003
722	$18.00	1/1/2003
2,777	$1.62	12/6/2003
8,333	$1.08	1/1/2003
1,944	$1.62	1/1/2003
277	$2.34	1/1/2003
111,111	$0.54	2/1/2012
46,236	$0.54	2/1/2012

        Under Statement of Financial Accounting Standards No. 123 Accounting for Employee Stock Options, companies can elect to either record the fair value of options issued as an expense in the statement of operations or provide the information on a pro forma basis in the notes to the financial statements. We have elected to provide the expense information on a pro forma basis in the notes to the financial statements. That information is presented below:

	Year Ended June 30, 2002	Year Ended June 30, 2001
Net loss per financial statements	$(1,212,863)	$(922,824)
Pro forma compensation expense for employee stock options	(333,596)	(7,673)
Assumed income tax benefit	—	—

Pro forma net loss	$(1,546,459)	$(930,497)

Pro forma net loss per share	$(.17)	$(.24)

        For the purpose of determining the pro forma compensation expense charge, we have used the following assumptions:

  •
  Annual volatility is assumed to be 170% per year.

  •
  Risk free rate of return of 3%.

  •
  Expected lives of the options are assumed to be equal to the period from date of issuance to expiration.

  •
  We assume that no dividends will be paid.

  •
  Because of the Company's history of operating losses, we assume no income tax benefit from issuance and exercise of the options.

        In addition to the employee stock options referred to above, the Company issued 83,334 options to the Company's chief financial officer in lieu of consulting fees. Because the individual is a consultant rather than an employee, a charge was recorded for the portion of the options that were issued and vested during the year. The amount of the charge was $24,831. An additional charge of $24,831 will be recorded in the Company's first quarter of fiscal 2003. The assumptions used in calculating the amount of the charge are identical to those set forth above.

NOTE 5—RELATED PARTY TRANSACTIONS

        The Company had outstanding notes payable to certain stockholders of $532,500 and $67,500 at June 30, 2002 and 2001, respectively. These notes are unsecured, payable upon demand, and bear interest at 12%.

        In connection with the issuance of a note payable to a stockholder in the amount of $216,000 on June 17, 2002, the Company issued the stockholder a warrant to purchase 58,245 shares of the Company's common stock at a price per share of $2.82. The warrant expires on June 17, 2012. We have determined the value of the warrant using the Black-Scholes Option pricing model using the following assumptions:

  •
  10-year life

  •
  3.0% risk free rate of return

  •
  170% volatility

  •
  Stock price at date of grant of $.50

        Under these assumptions we determined the value of the warrant to be $28,800. Because the notes are demand notes this amount was recorded as an expense on the date of issuance.

        At June 30, 2001, the Company had outstanding accounts payable to stockholders of $330,000 for consulting services provided. The amount was settled through the issuance of common stock to shareholders of the Company who are affiliated with the consulting firm in 2002.

NOTE 6—FINANCIAL CONDITION AND GOING CONCERN

        The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies. However, as of the date of these consolidated financial statements, no formal agreement exists.

        The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going concern.

NOTE 7—COMMITMENTS AND CONTINGENCIES

        The Company leases land where the WDGR AM tower is located under a 3-year lease. The monthly payments under the lease are $200. At the conclusion of the lease, the Company has the option to purchase the land.

        The Company is currently involved in a dispute with a former executive officer. We believe this matter can be settled by a payment of $350,000 to the former executive officer. Upon such payment, the shares held by the former executive officer may be forfeited in connection with the settlement and he will waive his rights to amounts due from the Company of $90,000. Accordingly, the net cost of the settlement if it occurs will be $260,000. We have accrued $260,000 for the settlement in the fourth quarter of the year ended June 30, 2002.

NOTE 8—FOURTH QUARTER ADJUSTMENTS

        The Company recorded certain significant adjustments in the fourth quarter of fiscal 2002. A summary of those adjustments is provided below:

Description	(Addition to)/ Deduction from Net Loss
Eliminate payable associated with insurance policy that was never purchased and related insurance expense	$90,000
Write-off expenses associated with a secondary offering that were incurred and capitalized in the Company's first quarter	(24,305)
Record an accrual for an anticipated settlement with a former executive officer.	(260,000)
Write-off accounts payable for professional services that will not be paid under an agreement with the service provider	25,000

Increase in net loss	$(169,305)

NOTE 9—ISSUANCE OF SHARES IN EXCHANGE FOR SERVICES

        During the fiscal year ended June 30, 2002, the Company issued 529,706 shares in exchange for services valued at $737,696. Substantially all of these shares were issued to either directors or employees of the Company or entities affiliated with directors or employees of the Company. In some cases the services were performed during fiscal year 2002. In other cases the work was performed in a prior year and the shares were issued in exchange for cancellation of invoices outstanding. A summary of these transactions is provided below:

Date of Issuance	Share Recipient	Number of Shares	Value of Services
July, 2001	Shares issued to an investment advisory firm in exchange for services rendered	66,667	$99,000
July, 2001	Shares issued to a marketing consultant	4,334	$11,000
August, 2001	Shares issued to a director	27,778	$33,000
August, 2001	Shares issued to principals of an investment banking firm affiliated with a significant shareholder of the Company	93,897	$240,000
August through October 2001	Shares issued to executive employees in lieu of salaries.	37,030	$54,696
June, 2002	Shares issued to a law firm of which a significant shareholder of the Company is a partner.	300,000	$300,000
June, 2002	Shares issued to various consultants	163,834	$211,043
June, 2002	Shares issued to the chief executive upon exercise of employee stock options	171,759	$92,750
June, 2002	Shares issued to the chief executive in exchange for a vote from the executive	281,946	$152,250

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated April 30, 2001 among Small Town Radio, Inc., Worldwide PetroMoly, Inc., Petro Merger, Inc., Gilbert Gertner and certain individual shareholders of Small Town Radio, Inc., as amended and erstated, incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 7, 2001.
2.2*	Agreement and Plan of Merger dated as of May 3, 2002 among Worldwide PetroMoly, Inc., a Colorado corporation, and Small Town Radio, Inc., a Nevada corporation.
2.3
Warranty Bill of Sale and Assignment dated June 25, 2002 among Greenwood Communications Corp., Ann B. Greenwood and the Company, incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 17, 2002.
3i.1*	Articles of Incorporation of Small Town Radio, Inc.
3ii.1*	Bylaws of Small Town Radio, Inc.
4.1
$5,000 Demand Note of the Company dated February 3, 2001, issued to Bolling Investments, LLC, incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2 (File No. 333-70176).
4.2
$25,000 Demand Note of the Company dated March 26, 2001, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form SB-2 (File No. 333-70176).
4.3	$25,000 Demand Note dated June 4, 2001, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form SB-2 (File No. 333-70176).
4.4
$12,500 Demand Note dated June 29, 2001, issued to Bolling Investments, LLC, incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2 (File No. 333-70176).
4.5
$50,000 Demand Note of the Company dated August 3, 2001, issued to John F. McMullan, incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form SB-2 (File No. 333-70176).
4.6	$216,000 Secured Note of the Company dated June 17, 2002, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 17, 2002.
4.7
Note Purchase Agreement dated as of June 17, 2002 between the Company and Wayne Shortridge, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 17, 2002.
4.8	Security Agreement dated as of June 17, 2002 between the Company and Wayne Shortridge, incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 17, 2002.
4.9
Warrant to Purchase Common Stock of the Company, dated June 17, 2002, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated June 17, 2002.
10.1†	Worldwide PetroMoly, Inc. Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-67404).

X-1

10.2†
Employment Agreement dated as of July 30, 2001 between the Company and Donald L. Boyd, incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form SB-2 (File No. 333-70176).
10.3
Consulting Agreement dated as of September 10, 2001 between the Company and Richard P. Smyth, incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form SB-2 (File No. 333-70176).
10.4
Commercial Lease Agreement dated June 25, 2002 between Greenwood Communications Corp. and the Company, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 17, 2002.
16.1
Letter of BKD, LLP dated September 10, 2002, pursuant to Item 304(a)(3) of Regulation S-B, regarding change of certifying accountant, incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated September 3, 2002.
21.1*	List of Subsidiaries.
23.1*	Consent of Bridges & Dunn-Rankin, LLP.
24.1*	Power of Attorney (included on page 20 of this Annual Report on Form 10-KSB).
99.1*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated September 30, 2002, executed by Daniel W. Hollis, Chairman of the Board and Chief Executive Officer of the Company.
99.2*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated September 30, 2002, executed by Michael G. Cobb, Chief Financial Officer of the Company.

*
Filed herewith.

†
Management contract or compensatory plan

X-2

QuickLinks

PART I
  Item 1. Description of Business.
  Item 2. Description of Property.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters.
  Item 6. Management's Discussion and Analysis of Plan of Operation.
  Item 7. Financial Statements.
  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
  Item 10. Executive Compensation.
  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 12. Certain Relationships and Related Transactions.
  Item 13. Exhibits, List and Reports on Form 8-K.
  Item 14. Controls and Procedures
SIGNATURES
POWER OF ATTORNEY
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
Report of Independent Accountants
SMALL TOWN RADIO, INC. CONSOLIDATED BALANCE SHEETS JUNE 30, 2002 AND 2001
SMALL TOWN RADIO, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
SMALL TOWN RADIO, INC. CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
SMALL TOWN RADIO, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
EXHIBIT INDEX