Form 10QSB
period 2002-09-30
SMALL TOWN RADIO INC
filed 2002-11-15
CIK 928375

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 2002

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number: 000-30805

SMALL TOWN RADIO, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	84-1125214
(State of Incorporation)	(I.R.S. Employer Identification No.)

1800 Century Boulevard Suite 1200 Atlanta, Georgia 30345
(Address of principal executive offices)

(404) 327-4520
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 10, 2002

Common Stock, no par value	10,134,283

Transitional Small Business Disclosure Format:             Yes  ☐     No  ☒

i

Part I - Financial Information  Item 1.  Financial Statements

SMALL TOWN RADIO, INC.

Consolidated Balance Sheets

	September 30, 2002	June 30, 2002
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,404	$48
Accounts receivable	13,941	8,335
Deposits	—	—
Total current assets	15,345	8,383

Fixed Assets
Equipment	109,282	109,282
Accumulated depreciation	(767)	(632)
Fixed Assets, net	108,515	108,650

Acquired Broadcast License	106,375	106,375

Other Assets	—	—

TOTAL ASSETS	$230,235	$223,408

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Notes payable - stockholders	589,500	532,500
Accounts payable	600,024	484,766
Accrued payroll taxes payable	—	3,106
Accrued interest	34,063	18,088
Accounts payable - stockholders	—	—
Accrued settlement cost	260,000	260,000
Accrued expenses	—	—
Total current liabilities	1,483,587	1,298,460

Commitments and Contingencies

Stockholders’ Deficit
Stockholder note receivable	(152,250)	(152,250)
Preferred stock, no stated value	—	—
Authorized- 100,000,000 shares
Issued and outstanding- none
Common stock, $.001 par value	9,912	9,912
Authorized- 44,444,444 shares
Issued and outstanding- 10,134,283 shares
Additional paid-in capital	1,252,944	1,252,944
Accumulated deficit	(2,363,958)	(2,185,658)
Total Stockholders’ Deficit	$(1,253,352)	$(1,075,052)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$230,235	$223,408

See notes to consolidated financial statements.

SMALL TOWN RADIO, INC.

Consolidated Statements of Operation

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Year Ended June 30, 2002
	(Unaudited)	(Unaudited)	(Audited)
Net Sales	$31,008	$—	$54,158

Operating Expenses	193,333	437,791	1,185,136

Operating loss	(162,325)	(437,791)	(1,130,978)

Other expenses – interest and debt financing	(15,975)	(24,724)	(81,885)

Loss Before Income Taxes	(178,300)	(462,515)	(1,212,863)

Income Tax Benefit	—	—	—

Net Loss	$(178,300)	(462,515)	$(1,212,863)

Basic Earnings (Loss) Per Share	$(0.02)	$(0.05)	$(0.14)

Weighted Average Shares Outstanding	10,023,172	8,891,716	8,932,094

See notes to consolidated financial statements.

SMALL TOWN RADIO, INC.

Consolidated Statements of Cash Flows

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Year Ended June 30,2002
	(Unaudited)	(Unaudited)	(Audited)
Operating Activities
Net loss	$(178,300)	$(462,515)	$(1,212,863)
Adjustments to reconcile net loss to net cash provided (used) from operating activities
Depreciation	135	—	527
Stock issued in lieu of compensation and for director and professional fees	—	414,130	1,185,570
Note received in exchange for executive stock issued	—		(152,250)
Warrant costs associated with note payable	—		28,800
Changes in assets and liabilities
Accounts receivable	(5,606)		(8,335)
Deposit	—		2,076
Other asset	—	(81,574)	10,000
Accounts payable	112,152	264,218	(91,036)
Accrued payroll taxes payable			3,106
Accrued interest	15,975		18,087
Accounts payable - stockholder	—	(168,196)	(330,000)
Accrued litigation settlement	—		260,000
Other	—	45,740	—
Net cash provided (used) by operating activities	(55,644)	11,803	(254,587)

Investing Activity – purchase of property and equipment
Business acquisition	—	—	(203,000)
Purchases of fixed assets	—	—	(10,761)
Net cash provided (used) by investing activities	—	—	(213,761)

Financing Activities
Net increase in notes payable - stockholders	57,000	55,000	465,000
Financing fees	—	(70,123)	—
Stockholder contribution	—	—	—
Net cash provided (used) by financing activities	57,000	(15,123)	465,000

Net change in cash	1,356	(3,320)	(3,348)

Cash, Beginning of Period	48	3,396	3,396

Cash, End of Period	$1,404	$76	$48

See notes to consolidated financial statements.

SMALL TOWN RADIO, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation

The financial statements presented herein have been prepared by Small Town Radio, Inc. (the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and are presented unaudited. It is the opinion of management that these financial statements include all adjustments necessary to present fairly and accurately the results of the interim period shown.

Certain financial details and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or otherwise omitted for the purpose of this presentation. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB annual report for 2002, as filed with the SEC. It is the opinion of management that the disclosures presented herein are in accordance with SEC rules and regulations and are sufficient to accurately portray our financial performance over the interim period shown.

The results presented for the interim period may not be indicative of results for the full accounting year.

Note 2. Prior Financial Statements

Small Town Radio, Inc., formerly known as Worldwide PetroMoly, Inc. and Ogden, McDonald & Company, was incorporated under Colorado law on October 13, 1989. Ogden, McDonald & Company was originally formed for the purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic location of the acquisition candidate. On July 22, 1996, Ogden, McDonald & Company completed a transaction pursuant to which the shareholders of Worldwide PetroMoly Corporation, a Texas corporation (“Worldwide PetroMoly”), acquired approximately 90.6% of the shares outstanding in Ogden, McDonald & Company, and Worldwide PetroMoly became a wholly owned subsidiary of Ogden, McDonald & Company. On October 11, 1996, Ogden, McDonald & Company changed its name to “Worldwide PetroMoly, Inc.”

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

On June 1, 2001, we consummated a transaction in which Small Town Radio, Inc., a Georgia corporation (“Small Town Georgia”), was merged into a subsidiary of our company created for the purpose of this merger. Pursuant to this transaction, all of the outstanding shares of Small Town Georgia were exchanged for shares of our common stock. In connection with our acquisition of Small Town Georgia, on June 7, 2001 we sold all of the share capital of Worldwide PetroMoly to Mr. Gilbert Gertner, our former Chairman of the Board.

On May 23, 2002, Small Town Georgia was renamed “Small Town Radio of Georgia” in preparation for our reincorporation as a Nevada corporation. On May 28, 2002, Worldwide PetroMoly, Inc. was merged with and into Small Town Radio, Inc., a newly created Nevada corporation, in a reincorporation merger. Under our new name, “Small Town Radio, Inc.,” the focus of our business is now the acquisition and operation of radio stations, generally located in small, non-rated markets.

Consolidated audited financial statements were prepared for Small Town Radio, Inc. for the fiscal year ending June 30, 2002.

Note 3. Payroll Tax Liabilities

As of the filing of this Quarterly Report, the Company has satisfied accrued payroll tax liabilities reported in the Form 10-KSB for the period ended June 30, 2002.

Note 4. Common Stock Payments to Officers

During the interim period ended September 30, 2002, we did not issue any shares of our common stock to any of our officers in lieu of cash compensation.

Note 5. Recent Organizational Developments

During the interim period ended September 30, 2002, there were no material organizational developments.

Note 6. Schedule 8-K Information Filing

As reported in our Form 10-KSB filed October 15, 2002, we filed an 8-K and an 8-K/A on September 9, and 12, 2002, to report a change in accounting firms from BKD, LLP to Bridges & Dunn-Rankin, LLP.

We also filed an 8-K/A on September 9, 2002 related to our acquisition of WDGR-AM licensed to Dahlonega, GA.

Note 7. Recent FASB Pronouncements and Effect on Operations (SFAS 141 and SFAS 142)

Two recently implemented FASB standards may have a material effect on our financial accounting practices, particularly in the context of our accounting for radio station acquisitions and other potential business combinations.

Accounting for a Business Combination. Statement of Financial Accounting Standards (“SFAS”) No. 141 requires that all business combinations should be accounted for using the purchase method of accounting; use of the pooling method is prohibited. A business combination occurs when an enterprise acquires all or a portion of the net assets that constitutes a business or equity interests of one or more other enterprises and obtains control over the enterprise or enterprises. All two-party and multi-party business combinations, including “roll-up” and “put-together” transactions are included in the scope of this Statement.

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

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward Looking Statements

This report may contain certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements that are not statements of historical fact.  The Company cautions readers that the following important factors, among others, could cause the Company’s actual results to differ materially from the forward-looking statements contained in this report:  (i) the ability of the Company to successfully purchase radio stations in accordance with its business plan, and to successfully leverage these aggregated radio station operations to profitability; (ii) the ability of the Company to obtain adequate financing to operate and execute its business plan; (iii) the effect on the Company’s competitive position within its market area of the increasing consolidation within the radio broadcast industry; (iv) the effect of changes in laws and regulations, including federal laws and regulations governing the ownership and operation of radio stations, with which the Company and its subsidiary must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (v) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; and (vi) shifts in population and demographics, competition, cost fluctuations, technology advances and challenges. The Company cautions that the foregoing list of important factors is not exclusive.

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

During the period ended September 30, 2002, the Company continued to secure sales contracts and generate revenue as an early-stage operating company.  From June 1, 2001 to date, the bulk of our activities have been focused on raising capital in order to fund our acquisition plan, which is critical to our continuing existence and success; executing Local Marketing Agreements (“LMA”s) with stations that the Company intends to acquire; and initiating revenue-generating operations with those stations. The Company has allocated a substantial portion of management’s time to executing its acquisition plan, in the absence of adequate funds to purchase radio stations, by utilizing seller-financing and other means to pursue acquisitions.

During the interim period ended September 30, 2002, the Company generated revenues of $31,008 and incurred operating expenses of $243,949 and interest expenses of $2,806.

The Company continues to engage in discussions with owners of radio stations in anticipation of purchases during subsequent periods. We are in discussions with companies and/or individuals that operate radio stations in southern Georgia, northern Georgia, Tennessee, and south Alabama regarding potential acquisitions.

The Company currently owns and operates one station, WDGR-AM, licensed to Dahlonega, Georgia, and anticipates the acquisition of a second station in central Tennessee, WSBI-AM, licensed to Static, Kentucky, to be purchased from Donnie Cox.

The purchase price for radio stations varies significantly, depending upon the market served. In the very small, non-rated markets, the prices average about $350,000 per station, (AM’s typically less, FM’s typically higher). In a few instances, we have had discussions with stations in larger markets, some of which are larger, rated markets. The stations in the larger markets that we have looked at typically have significantly higher purchase prices, but usually report much higher revenue and cash flow.

Twelve Month Business Outlook

We do not currently have funds sufficient to carry out any of our operations, or to execute our acquisition plan.  In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private investors.

Operating Expenses and Capital Expenditures

Acquisition Plan

Assuming we are able to raise sufficient funds, we anticipate purchasing between fifteen and twenty-five radio stations during the next twelve months, at an average per-station price of approximately $350,000, including the cost of transferring Federal Communications Commission licenses.  The Company expects to fund these purchases through a combination of cash payments, the funds for which would be provided via an anticipated private placement, long-term owner and other financing, and the issuance of shares of stock in the Company in lieu of cash.  Thus, of the approximately $5,350,000 in funds we will need to purchase these stations, we estimate approximately $2,700,000 will come from anticipated private placements, approximately $900,000 will come from owner and other financing, and approximately $1,750,000 will come from the issuance of stock in the Company in lieu of cash.

The Company’s ability to purchase these stations, and the per-station purchase price, will be directly dependent upon prevailing broadcasting and real estate market conditions. Furthermore, the Company’s ability to maintain sufficient liquidity to achieve its objective of purchasing fifteen stations during the next twelve months is contingent on several factors, including (i) the ability to successfully negotiate partial long-term owner financing with station sellers; (ii) the ability of the Company to derive sufficient proceeds from the private placement described above; and (iii) the Company’s ability to negotiate the purchase of stations in part with Company stock.

Capital Improvements Plan

The Company anticipates investing approximately $300,000 in transmitter upgrades during the next twelve months.

With the exception of the aforementioned radio station and transmitter purchases, the Company anticipates no significant additional purchases of plant or equipment during the next twelve months.

Operating Expenses

We anticipate incurring operating expenses of approximately $ 1,507,600 during the next twelve months.

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

As a result of these staffing additions, total quarterly gross compensation is expected to grow from a current level of approximately $45,000 to approximately $336,000 by the end of the next twelve-month period.

We do not anticipate engaging in any significant product research and development activities during the next twelve months.

Source of Revenue

Assuming that the Company is successful in executing its acquisition plan, we anticipate generating total revenues of approximately $1,646,600 during the next twelve months.

Our principal source of revenue will be the sale of broadcasting time for advertising.  As a result, our revenue will be determined primarily by the advertising rates charged by the radio stations we intend to acquire.  Correspondingly, the rates will be based upon the individual station’s ability to attract audiences in the demographic groups targeted by its advertisers.    Management will have to rely on the ability of our sales staff to convince potential customers of the effectiveness of radio as an advertising medium and to creatively demonstrate the share of the market that advertising on our stations will reach.

The numbers of advertisements that can be broadcast without jeopardizing listening levels (market share) are limited in part by the format of a particular station.  Each of our stations will have a general pre-determined level of on-air inventory that it makes available for advertising.  Available inventory may vary at different times of the day but tends to remain stable over time.  Much of our selling activity will be based on demand for the stations’ on-air inventory and, in general, we will respond to this demand by varying prices rather than by changing the available inventory.

Disposition of Assets

In conjunction with the purchase of fifteen radio stations, we hope to generate proceeds greater than $250,000 from the resale of excess equipment and other assets.  However, there can be no assurance that we will be able to resell any acquired assets.

The Company’s ability to resell these assets, and the revenues derived from these asset dispositions, will be directly dependent upon prevailing external markets for radio equipment and related assets.

Operating Losses

We expect to realize operating income of approximately $139,000 and net pre tax income of approximately $ 95,000 during the next twelve months.  As we continue to transition from the development stage to initial revenue-generating operations, and as radio stations are acquired in accordance with the established business plan, we expect to leverage economies of scale through the aggregation of operations and media sales in contiguous markets, and through the establishment of standardized programming.

Liquidity and Capital Resources

Our major sources of capital during the interim period ended September 30, 2002 have been operating revenues, short-term loans from our shareholders and extended payment terms from certain trade creditors, as presented in the Statement of Cash Flow herein.

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

In conjunction with their audit report on our consolidated financial statements as of June 30, 2002, our independent certified public accountants expressed doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

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

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.        Changes in Securities and Use of Proceeds

Not applicable.

Item 3.        Defaults Upon Senior Securities

Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits and Reports on Form 8-K

(a)                                  Exhibits.  Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X–1 of this Annual Report on Form 10–KSB.

(b)                                 Reports on Form 8–K.  During the fiscal quarter ended September 30, 2002, the Company filed the following Current Reports on Form 8–K:

1.                                       On July 2, 2002, we filed a Current Report on Form 8-K to report our acquisition of WDGR-AM in Dahlonega, Georgia, which was completed on June 28, 2002.

2.                                       On September 9, 2002, we filed a Current Report on Form 8-K to report the dismissal of BKD, LLP as our independent public accountant, effective as of September 3, 2002; and the engagement of Bridges & Dunn-Rankin, LLP as our independent public accountants, effective as of September 3, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMALL TOWN RADIO, INC.

	By:	/s/ Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer

	By:	/s/ Michael G. Cobb
Michael G. Cobb, Chief Financial Officer
Date: November 14, 2002

CERTIFICATIONS

I, Daniel W. Hollis, certify that:

1.                                       I have reviewed this quarterly report on Form 10–QSB of Small Town Radio, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Daniel W. Hollis
Date	November 14, 2002	Daniel W. Hollis, Chief Executive Officer

I, Michael G. Cobb, certify that:

1.                                       I have reviewed this quarterly report on Form 10–QSB of Small Town Radio, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael G. Cobb
Date	November 14, 2002	Michael G. Cobb, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1                                                         Agreement and Plan of Merger dated April 30, 2001 among Small Town Radio, Inc., Worldwide PetroMoly, Inc., Petro Merger, Inc., Gilbert Gertner and certain individual shareholders of Small Town Radio, Inc., as amended and restated, incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated May 7, 2001.

2.2                                                         Agreement and Plan of Merger dated as of May 3, 2002 among Worldwide PetroMoly, Inc., a Colorado corporation, and Small Town Radio, Inc., a Nevada corporation.

2.3                                                         Warranty Bill of Sale and Assignment dated June 25, 2002 among Greenwood Communications Corp., Ann B. Greenwood and the Company, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8–K dated June 17, 2002.

3i.1                                                      Articles of Incorporation of Small Town Radio, Inc., incorporated by reference to Exhibit 3i.1 to the Company’s Annual Report on Form 10–KSB for the fiscal year ended June 30, 2002.

3ii.1                                                   Bylaws of Small Town Radio, Inc., incorporated by reference to Exhibit 3i.1 to the Company’s Annual Report on Form 10–KSB for the fiscal year ended June 30, 2002.

4.1                                                         $5,000 Demand Note of the Company dated February 3, 2001, issued to Bolling Investments, LLC, incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 (File No. 333-70176).

4.2                                                         $25,000 Demand Note of the Company dated March 26, 2001, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form SB-2 (File No. 333-70176).

4.3                                                         $25,000 Demand Note dated June 4, 2001, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form SB-2 (File No. 333-70176).

4.4                                                         $12,500 Demand Note dated June 29, 2001, issued to Bolling Investments, LLC, incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form SB-2 (File No. 333-70176).

4.5                                                         $50,000 Demand Note of the Company dated August 3, 2001, issued to John F. McMullan, incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form SB-2 (File No. 333-70176).

4.6                                                         $216,000 Secured Note of the Company dated June 17, 2002, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8–K dated June 17, 2002.

4.7                                                         Note Purchase Agreement dated as of June 17, 2002 between the Company and Wayne Shortridge, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8–K dated June 17, 2002.

4.8                                                         Security Agreement dated as of June 17, 2002 between the Company and Wayne Shortridge, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8–K dated June 17, 2002.

4.9                                                         Warrant to Purchase Common Stock of the Company, dated June 17, 2002, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8–K dated June 17, 2002.

10.1†                                             Worldwide PetroMoly, Inc. Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-67404).

10.2†                                             Employment Agreement dated as of July 30, 2001 between the Company and Donald L. Boyd, incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form SB-2 (File No. 333-70176).

10.3                                                   Commercial Lease Agreement dated June 25, 2002 between Greenwood Communications Corp. and the Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8–K dated June 17, 2002.

16.1                                                   Letter of BKD, LLP dated September 10, 2002, pursuant to Item 304(a)(3) of Regulation S–B, regarding change of certifying accountant, incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8–K dated September 3, 2002.

21.1                                                   List of Subsidiaries.

99.1*                                            Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated November 14, 2002, executed by Daniel W. Hollis, Chairman of the Board and Chief Executive Officer of the Company.

99.2*                                            Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated November 14, 2002, executed by Michael G. Cobb, Chief Financial Officer of the Company.

*              Filed herewith.

†              Management contract or compensatory plan