Form 10QSB
period 2002-12-31
SMALL TOWN RADIO INC
filed 2003-03-05
CIK 928375

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended December 31, 2002

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number:   000-30805

SMALL TOWN RADIO, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	84-1125214
(State of Incorporation)	(I.R.S. Employer Identification No.)

3500 Lenox Road, NE
Suite 1500
Atlanta, Georgia 30326
(Address of principal executive offices)

(404) 419-2440
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at February 14, 2003

Common Stock, no par value	11,059,283

Transitional Small Business Disclosure Format:                             Yes ☐                    No ☒

TABLE OF CONTENTS

PART —	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENTS OF OPERATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
FORWARD LOOKING STATEMENTS
OVERVIEW AND RESULTS OF OPERATIONS
TWELVE MONTH BUSINESS OUTLOOK
OPERATING EXPENSES AND CAPITAL EXPENDITURES
SOURCE OF REVENUE
DISPOSITION OF ASSETS
OPERATING LOSSES
LIQUIDITY AND CAPITAL RESOURCES
PART II	— OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

i

Consolidated Balance Sheets

	December 31, 2002	December 31, 2001
ASSETS	(Unaudited)	(Unaudited)
Current Assets
Cash	$4	$139
Accounts receivable	6,529	—
Prepaid expenses	—	40,909
Employee advances	—	1,489
Deposit	—	10,000
Total current assets	6,533	52,537

Fixed Assets
Equipment	109,282	10,553
Accumulated depreciation	(11,695)	(421)
Fixed Assets, net	97,587	10,132

Acquired Broadcast License	106,375	—
Other Assets	—	80,123
TOTAL ASSETS	$210,495	$142,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Notes payable — stockholders	$589,500	$169,500
Accounts payable	685,136	965,205
Accrued payroll taxes payable	—
Accrued interest	51,746
Accounts payable — stockholders	—	155,985
Accrued settlement cost	260,000
Accrued expenses	9,969	71,350
Total current liabilities	1,596,351	1,362,040

Commitments and Contingencies

Stockholders’ Deficit
Stockholder note receivable	—	—
Preferred stock, no stated value	—	—
Authorized— 100,000,000 shares
Issued and outstanding— none
Common stock, $.001 par value	11,059	8,971
Authorized— 44,444,444 shares
Issued and outstanding— 11,059,283 and 10,134,283 shares at December 31, 2002 and June 30, 2002, respectively
Additional paid-in capital	1,476,048	454,732
Accumulated deficit	(2,872,963)	(1,682,951)
Total Stockholders’ Deficit	(1,385,856)	(1,219,248)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$210,495	$142,792

See notes to financial statements.

Consolidated Statements of Operations

For the Three Months Ended December 31, 2002 and 2001

	Three Months Ended December 31, 2002	Three Months Ended December 31, 2001
	(Unaudited)	(Unaudited)
Net Sales	$13,530	$—

Operating Expenses	497,987	236,641

Operating loss	(484,457)	(236,641)

Other expenses — interest and debt financing	(24,548)	(11,000)

Loss Before Income Taxes	(509,005)	(247,641)

Income Tax Benefit	—	—

Net Loss	$(509,005)	(247,641)

Basic Earnings (Loss) Per Share	$(0.05)	$(0.03)

Weighted Average Shares Outstanding	10,519,065	8,891,716

See notes to consolidated financial statements.

Consolidated Statements of Operation

For the Six Months Ended December 31, 2002 and 2001

	Six Months Ended December 31, 2002	Six Months Ended December 31, 2001
	(Unaudited)	(Unaudited)
Net Sales	$44,538	$—

Operating Expenses	691,320	674,432

Operating loss	(646,782)	(674,432)

Other expenses — interest and debt financing	(40,523)	(35,724)

Loss Before Income Taxes	(687,305)	(710,156)

Income Tax Benefit	—	—

Net Loss	$(687,305)	$(710,156)

Basic Earnings (Loss) Per Share	$(.07)	$(.08)

Weighted Average Shares Outstanding	10,271,119	8,891,716

See notes to consolidated financial statements.

.

Consolidated Statements of Cash Flows

	Six Months Ended December 31, 2002	Six Months Ended December 31, 2001
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(687,305)	$(710,156)
Adjustments to reconcile net loss to net cash provided (used) from operating activities
Depreciation	11,064	316
Stock issued in lieu of compensation and for director and professional fees	224,250	448,216
Warrant costs associated with note payable
Changes in assets and liabilities
Accounts receivable	1,806
Prepaid expenses		(40,909)
Deposit		(7,924)
Other assets		(71,612)
Accounts payable	200,370	389,403
Accounts payable — stockholders		(174,014)
Accrued payroll taxes payable	(3,106)
Accrued interest	33,658
Accrued expenses	9,969	70,080
Net cash provided (used) by operatingactivities	(209,294)	(96,600)

Investing Activity — purchase of property and equipment
Purchases of fixed assets	—	(8,657)
Net cash provided (used) by investing activities	—	(8,657)

Financing Activities
Issuance of notes payable stockholders	57,000	102,000
Retirement of stockholder note in exchange for services	152,250
Net cash provided (used) by financing activities	209,250	102,000

Net change in cash	(44)	(3,257)
Cash, Beginning of Period	48	3,396

Cash, End of Period	$4	$139

See notes to consolidated financial statements.

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

Note 3. Payroll Tax Liabilities

As of the filing of this Quarterly Report, the Company has satisfied accrued payroll tax liabilities reported in the Form 10-KSB as of June 30, 2002.

Note 4. Common Stock Payments to Officers

During the six month interim period ended December 31, 2002, we issued 925,000 shares of our common stock to officers and consultants in lieu of cash compensation. We recorded compensation expense of $224,250 in connection with the issuance of the common shares. The amount of compensation recorded was equal to the closing market value of the shares issued on the date of issuance.

Note 5. Recent Organizational Developments

During the interim period ended December 31, 2002, there were no material organizational developments.

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

During the period ended December 31, 2002, the Company secured sales contracts and generated revenue as an early-stage operating company.  From June 1, 2001 to date, the bulk of our activities have been focused on raising capital in order to fund our acquisition plan, which is critical to our continuing existence and success.  We have executed several Local Marketing Agreements (“LMA”s) with stations that the Company intended to acquire, but subsequently terminated those LMA’s when those stations failed to meet the Company’s expectations for revenue generation.  The Company has allocated a substantial portion of management’s time in an attempt to execute its acquisition plan, in the absence of adequate funds to purchase radio stations, by seeking to utilize seller-financing and other means to pursue acquisitions.  The Company has not been successful in this effort.

The Company currently owns and operates one station, WDGR-AM, licensed to Dahlonega, Georgia.  During the interim period ended December 31, 2002, the Company terminated an LMA and agreement to purchase WSBI-AM, licensed to Static, Kentucky after that station failed to achieve break even operations.  Currently has no stations under LMA or under contract or letter of intent to purchase.

During the six month interim period ended December 31, 2002, the Company generated revenues of $44,538 and incurred operating expenses of $691,320 and interest expenses of $40,523. The Company's net loss during the six month period ended December 31, 2002 was $687,305.

Twelve Month Business Outlook

We do not currently have funds sufficient to carry out any of our operations, or to execute our acquisition plan.  In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private investors. There can be no assurance that we will be able to obtain debt or equity financing or generate sufficient revenue to produce positive cash flow from operations.

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

Capital Improvements Plan

Assuming that the Company is successful in executing its acquisition plan, the Company anticipates investing approximately $300,000 in transmitter upgrades during the next twelve months.  With the exception of the aforementioned radio station and transmitter purchases, the Company anticipates no significant additional purchases of plant or equipment during the next twelve months.

Operating Expenses

Assuming that the Company is successful in executing its acquisition plan, we anticipate incurring operating expenses of approximately $1,577,600 during the next twelve months.

The primary operating expenses incurred in the ownership and operation of radio stations include employee salaries and commissions, programming expenses and marketing and promotional expenses. Management will strive to control these expenses with centralized studios and administrative functions and the use of regional marketing teams.

Assuming that the Company is successful in executing its acquisition plan, we anticipate hiring approximately twenty-three additional employees during the next twelve months. These employees will be engaged in traffic management (4), sales and sales management (11), community coordination (7) and administration (1).  As a result of these staffing additions, total quarterly gross compensation is expected to grow from a current level of approximately $22,000 to approximately $336,000 by the end of the next twelve-month period.

We do not anticipate engaging in any significant product research and development activities during the next twelve months.

Source of Revenue

Assuming that the Company is successful in executing its acquisition plan, we anticipate generating total revenues of approximately $1,646,600 during the next twelve months.

Assuming that the Company is successful in executing its acquisition plan, our principal source of revenue will be the sale of broadcasting time for advertising.  As a result, our revenue will be determined primarily by the advertising rates charged by the radio stations we intend to acquire.  Correspondingly, the rates will be based upon the individual station’s ability to attract audiences in the demographic groups targeted by its advertisers.  Management will have to rely on the ability of our sales staff to convince potential customers of the effectiveness of radio as an advertising medium and to creatively demonstrate the share of the market that advertising on our stations will reach.

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

Disposition of Assets

Assuming that the Company is successful in executing its acquisition plan, we hope to generate proceeds greater than $250,000 from the resale of excess equipment and other assets.  However, there can be no assurance that we will be able to resell any acquired assets.  The Company’s ability to resell these assets, and the revenues derived from these asset dispositions, will be directly dependent upon prevailing external markets for radio equipment and related assets.

Operating Losses

Assuming that the Company is successful in executing its acquisition plan and acquires fifteen radio stations, we expect to realize operating income of approximately $139,000 and net pre tax income of approximately $95,000 during the next twelve months.  As we continue to transition from the development stage to initial revenue-generating operations, and as radio stations are acquired in accordance with the established business plan, we expect to leverage economies of scale through the aggregation of operations and media sales in contiguous markets, and through the establishment of standardized programming.

Liquidity and Capital Resources

We do not currently have funds sufficient to carry out any of our operating or to execute our acquisition plan. In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private Investors. There can be no assurance that we will be able to obtain debt or equity financing or generate sufficient revenue to produce positive cash fow from operations.

Our major sources of capital during the interim period ended December 31, 2002 have been operating revenues, short-term loans from our shareholders and extended payment terms from certain trade creditors, as presented in the Statement of Cash Flow herein.

11

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

PART II — OTHER INFORMATION

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

Item 4.        Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.        Other Information

                Don Boyd resigned from the Company on December 1, 2002.  Subsequently, the Company hired Michael Greene.  Mr. Greene is an accomplished broadcaster with over twenty five years experience.  In his most recent assignment, he was responsible for turning around a multi-unit cluster of stations similar to those that the Company plans to acquire and operate.  Mr. Greene materially increased both revenues and broadcast cash flow, before being recruited to Small Town Radio, Inc.  Mr. Greene assumed responsibility for the Company’s operations as of the January 1, 2003.

                The Company accepted the resignation of Dr. Michael Cobb as Chief Financial Officer.  Dr. Cobb had been served as an interim, part-time consultant to the Company.  His other client commitments did not allow him sufficent time to devote to the Company.  The Company appreciates Dr. Cobb’s work, he will be missed.  The Company has not yet hired a replacement.

Item 6.        Exhibits and Reports on Form 8-K

Exhibits.  Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of this Annual Report on Form 10-KSB.

Reports on Form 8-K.  During the fiscal quarter ended December 31, 2002, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMALL TOWN RADIO, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Financial Officer

Date: March 4, 2003

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

/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer

Date                       March 4, 2003

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

/s/Daniel W. Hollis
Daniel W. Hollis, Chief Financial Officer

Date                       March 4, 2003

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

1

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

99.2*

Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated November 14, 2002, executed by Daniel W. Hollis, Chief Financial Officer of the Company.

*                                         Filed herewith.

†                                          Management contract or compensatory plan

2