Form 10QSB
period 2003-12-31
Dutch Gold Resources Inc
filed 2007-11-06
CIK 928375

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934for the period ended December 31, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number:   000-30805

DUTCH GOLD RESOURCES, INC.

(FORMERLY SMALL TOWN RADIO, INC.)

(Exact name of small business issuer as specified in its charter)

Nevada	84-1125214
(State of Incorporation)	(I.R.S. Employer Identification No.)

3500 Lenox Road, NE
Suite 1500
Atlanta, Georgia 30326
(Address of principal executive offices)

(404) 419-2440
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                      Yes ☐                 No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at February, 2003

Common Stock, par value $0.001 per share	13,109,000

Transitional Small Business Disclosure Format:                             Yes ☐                    No ☒

i

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2003

December 30, 2003
Assets
Current Assets
Cash	$25,030

Total current assets	25,030

Note receivable	130,000
Professional reserves	55,000

TOTAL ASSETS	$210,030

Liabilities and Stockholders' Deficit
Current Liabilities
Notes payable-stockholders	$516,300
Accounts payable	616,219
Accounts payable-related party	337,500
Accrued interest	103,876
Accrued settlement costs	260,000
Loans from shareholders	14,800

Total current liabilities	1,848,695

Stockholders’ Deficit
Preferred stock, $.001 par value 100,000,000 authorized, no share issued and outstanding	-
Common stock, $.001 par value 100,000,000 authorized, 11,059,000 issued and outstanding	13,109
Additional paid-in-capital	1,819,814
Accumulated deficit	(3,471,588)

Total stockholders’ deficit	(1,638,665)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$210,030

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002

Net Sales	$-	$13,530

Operational Expenses	84,228	497,987

Operating other – gain on sale of assets	393,279	-

Operating income (loss)	309,051	(484,457)

Other income (expense)

Interest	(6,050)	(24,548)

Income before income taxes	303,001	(509,005)

Income tax provision	-	-

Net income (loss)	303,001	(509,005)

Basic earnings per share	$0.02	$(0.05)

Weighted Average Shares Outstanding	13,109,000	10,519,065

Fully diluted earnings per share	$0.02	$(0.05)

Weighted Average Shares Outstanding	13,136,778	10,519,065

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

	Six Months Ended December 31, 2003	Six Months Ended December 31, 2002

Net Sales	$-	$44,538

Operational Expenses	152,272	691,320

Operating other – gain on sale of assets	393,279	-

Operating income (loss)	241,007	(646,782)

Other income (expense)

Interest	(12,100)	(40,523)

Income before income taxes	228,907	(687,305)

Income tax provision	-	-

Net income (loss)	228,907	(687,305)

Basic earnings per share	$0.02	$(0.07)

Weighted Average Shares Outstanding	13,109,000	10,271,119

Fully diluted earnings per share	$0.02	$(0.07)

Weighted Average Shares Outstanding	13,136,778	10,271,119

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

	Six Months Ended December 31, 2003	Six Months Ended December 31, 2002

Operating Activities

Net income (loss)	$228,907	$(687,305)
Adjustments to reconcile net loss to cash used by operating activities
Depreciation	-	11,064
Stock issued for services	-	224,250
Gain on sale of assets	(393,279)	-
Professional reserves	(55,000)	-
Changes in assets and liabilities
Accounts receivable	-	1,806
Accounts payable	2	200,370
Accounts payable-related party	112,500	-
Accrued interest	12,100	33,658
Accrued expenses	(6,210)	6,863

Net cash used by operating activities	(100,980)	(209,294)

Investing activities

Note receivable lending	(30,000)	-
Sale of fixed assets	293,279	-

Net cash used by investing activities	263,279	-

Financing activities

Notes payable borrowings	15,000	57,000
Notes payable payments	(152,000)	-
Retirement of stockholder note for services	-	152,250

Net cash provided by financing activities	(137,800)	209,250

Net (decrease)increase in cash	24,499	(44)

Cash, beginning of period	531	48

Cash, end of period	$25,030	$4

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC. (formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

NATURE OF OPERATIONS

The Company was incorporated in Colorado on October 13, 1989 as Ogden, McDonald & Company for the purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic location of the acquisition candidate. On July 22, 1996, Ogden, McDonald & Company completed a transaction pursuant to which the shareholders of Worldwide PetroMoly Corporation, a Texas corporation, acquired approximately 90.6% of the shares outstanding in Ogden, McDonald & Company, and Worldwide PetroMoly Corporation became a wholly owned subsidiary of Ogden, McDonald & Company. On October 11, 1996, Ogden, McDonald & Company changed its name to Worldwide PetroMoly, Inc.

From July 22, 1996, until June 1, 2001, the Company through Worldwide PetroMoly Corporation, engaged in the business of manufacturing, marketing and distributing a line of molybdenum fortified lubricant products called PetroMoly(TM), an engine oil additive designed to enhance and maintain engines.  On June 1, 2001, the Company consummated a transaction pursuant to which Small Town Radio, Inc., a Georgia corporation, was merged into our subsidiary created for the purpose of this merger. Pursuant to this transaction, all of the outstanding shares of Small Town Radio, Inc. were exchanged for shares of common stock. As a result, the former shareholders of Small Town Radio, Inc. now beneficially own an aggregate of 118,467,860 shares, approximately 75% of the Company's outstanding common stock as of the effective date of the merger. Also, and in connection with the acquisition of Small Town Radio, Inc. by the Company, on June 7, 2001 all of the capital stock of Worldwide PetroMoly Corporation was sold to Mr. Gilbert Gertner, the former Chairman of the Board.

On May 18, 2003, Small Town Radio, Inc. (the “Company”) and its wholly owned subsidiary, Small Town Radio of Georgia, Inc., filed voluntary petitions under chapter 11 of title 11, United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”) (Case Nos. 03-67044 and 03-67043, respectively).  The company refocused to become a natural resources company, changing its name to Tombstone Western Resources, Inc. on May 1, 2006. On December 7, 2007 the Company changed its name to Dutch Gold Resources, Inc. in anticipation of its’ acquisition of Dutch Mining, LLC which occurred January 7, 2007.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the operations of Small Town Radio, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

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

REVENUE RECOGNITION

Revenue is recognized on an accrual basis as earned under contract terms.

INCOME TAX

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FINANCIAL INSTRUMENTS

The carrying value of the Company’s financial instruments, as reported in the accompanying financial statements, approximates fair value.

FISCAL YEAR

The Company employs a fiscal year ending June 30.

STOCK BASED COMPENSATION

The Company accounts for employee and non-employee stock awards under SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

NOTE 2—FINANCIAL CONDITION AND GOING CONCERN

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

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward Looking Statements

This report may contain certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements that are not statements of historical fact.  The Company cautions readers that the following important factors, among others, could cause the Company’s actual results to differ materially from the forward-looking statements contained in this report:  (i) the ability of the Company to successfully purchase radio stations in accordance with its business plan, and to successfully leverage these aggregated radio station operations to profitability; (ii) the ability of the Company to obtain adequate financing to operate and execute its business plan; (iii) the effect on the Company’s competitive position within its market area of the increasing consolidation within the radiobroadcast industry; (iv) the effect of changes in laws and regulations, including federal laws and regulations governing the ownership and operation of radio stations, with which the Company and its subsidiary must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (v) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; and (vi) shifts in population and demographics, competition, cost fluctuations, technology advances and challenges. The Company cautions that the foregoing list of important factors is not exclusive.

Overview and Results of Operations

Our business strategy is to complete the sale of the Company’s assets, seek additional financing to recapitalize the business and become a natural resources business.

During the period ended December 31, 2003, the Company completed an asset sale and generated a gain of $393,279.

During the six month interim period ended December 31, 2003 the Company incurred operating expenses of $152,272 and interest expenses of $12,100. The Company's net income during the six month period ended December 31, 2003 was $228,907.

Twelve Month Business Outlook

We do not currently have funds sufficient to carry out any of our operations, or to execute our plan of becoming a natural resources company.  In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private investors. There can be no assurance that we will be able to obtain debt or equity financing or generate sufficient revenue to produce positive cash flow from operations.

Operating Expenses and Capital Expenditures

Operating Expenses

Assuming that the Company is successful raising funds, we anticipate incurring operating expenses of approximately $400,000 during the next twelve months.

The primary operating expenses incurred include management and consulting fees associated with the sale of assets, fundraising and the transition to a natural resources company.

Source of Revenue

We do not anticipate generating revenues during the next twelve months.

Disposition of Assets

The Company was successful in executing its asset disposition plan which generated proceeds of $393,279 from the resale of excess equipment and other assets.

Operating Losses

            Assuming that the Company is successful continuing to pursue it’s plan to change to a natural resources company we plan realize an operating loss of approximately $400,000 during the next twelve months.

Liquidity and Capital Resources

We do not currently have funds sufficient to carry out any of our operating or to execute plan of becoming a natural resources company. In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private Investors. There can be no assurance that we will be able to obtain debt or equity financing or generate sufficient revenue to produce positive cash flow from operations.

Our major sources of capital during the interim period ended December 31, 2003 have been short-term loans from our shareholders, as presented in the Statement of Cash Flow herein.

We anticipate that, with the combination of the sale of assets and new investments from private investors, that these facilities would provide adequate capital to ensure sufficient liquidity and capitalization over the next twelve months. However, in addition to these potential sources of funds, we are also pursuing alternative sources of liquidity and capital resources to fund the on going operation of the Company.

In conjunction with their audit report on our consolidated financial statements as of June 30, 2002, our independent certified public accountants expressed doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is currently involved in a dispute with a former executive officer. We believe this matter can be settled by a payment of $350,000 to the former executive officer. Upon such payment, the shares held by the former executive officer may be forfeited in connection with the settlement and he will waive his rights to amounts due from the Company of $90,000. Accordingly, the net cost of the settlement if it occurs will be $260,000 and that amount is accrued for on December 31, 2003.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

Exhibits.

31.1 - Certification  Pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002

32.1 - Certification  Pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002

Reports on Form 8-K.  During the fiscal quarter ended December 31, 2003, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Financial Officer

Date: November 5, 2007