Form 10QSB
period 2003-03-31
Dutch Gold Resources Inc
filed 2007-11-09
CIK 928375

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934for the period ended March 31, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number:   000-30805

DUTCH GOLD RESOURCES, INC.

(FORMERLY SMALL TOWN RADIO, INC.)

(Exact name of small business issuer as specified in its charter)

Nevada	84-1125214
(State of Incorporation)	(I.R.S. Employer Identification No.)

3500 Lenox Road, NE
Suite 1500
Atlanta, Georgia 30326
(Address of principal executive offices)

(404) 419-2440
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                      Yes☐                 No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 31, 2003

Common Stock, par value $0.001 per share	13,109,000

Transitional Small Business Disclosure Format:                             Yes☐                    No☒

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2003
March 31, 2003
Assets
Current Assets
Cash	$4,490
Accounts receivable	$6,528

Total current assets	11,018

Fixed Assets
Equipment	109,282
Accumulated Depreciation	(14,596)

Total fixed assets	94,686

Acquired broadcast license	106,375

TOTAL ASSETS	$212,079

Liabilities and Stockholders' Deficit
Current Liabilities
Notes payable-stockholders	$615,500
Accounts payable	586,632
Accounts payable-related party	168,750
Accrued interest	57,796
Accrued settlement costs	260,000
Loans from shareholders	1,810

Total current liabilities	1,690,488

Stockholders’ Deficit
Preferred stock, $.001 par value 100,000,000 authorized, no share issued and outstanding	-
Common stock, $.001 par value 100,000,000 authorized, 11,059,000 issued and outstanding	11,059
Additional paid-in-capital	1,543,048
Accumulated deficit	(3,032,516)

Total stockholders’ deficit	(1,478,409)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$212,079

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Net Sales	$-	$-

Operational Expenses	155,746	165,900

Operating loss	(155,746)	(165,900)

Other income (expense)

Interest	(6,050)	(7,985)
Gain on sale of assets	-	-

Income before income taxes	(161,796)	(173,885)

Income tax provision	-	-

Net income (loss)	(161,796)	(173,885)

Basic and fully diluted earnings per share	$(0.01)	$(0.02)

Weighted Average Shares Outstanding	11,059,000	10,443,015

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002

	Nine Months Ended March 31, 2003	Nine Months Ended March 31, 2002

Net Sales	$44,538	$-

Operational Expenses	847,066	840,332

Operating loss	(802,528)	(840,332)

Other income (expense)

Interest	(46,573)	(43,709)

Income before income taxes	(849,101)	(884,041)

Income tax provision	-	-

Net income (loss)	(849,101)	(884,041)

Basic and fully diluted earnings per share	$(0.08)	$(0.09)

Weighted Average Shares Outstanding	10,443,354	10,271,119

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002

	Nine Months ended March 31, 2003	Nine Months ended March 31, 2002

Operating Activities

Net income (loss)	$(849,101)	$(884,041)
Adjustments to reconcile net loss to cash used by operating activities
Depreciation	13,964	316
Stock issued for services	290,104	448,216
Stock subscription receivable	152,250	-
Changes in assets and liabilities
Other assets	1,807	(95,900)
Accounts payable	103,960	435,999
Accounts payable-related party	168,750	(174,014)
Accrued interest	39,708	-
Accrued expenses	-	70,073

Net cash used by operating activities	(78,558)	(199,351)

Investing activities

Note receivable lending	-	(9,952)

Net cash used by investing activities	-	(9,952)

Financing activities

Increase in notes payable-stockholders	83,000	-
	-	206,000

Net cash provided by financing activities	83,000	206,000

Net (decrease)increase in cash	4,442	(3,303)

Cash, beginning of period	48	3,396

Cash, end of period	$4,490	$93

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

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

During the period ended March 31, 2003, the Company generated revenue as an early-stage operating company.  From June 1, 2001 to date, the bulk of our activities have been focused on raising capital in order to fund our acquisition plan, which we have now decided to forego.

The Company currently owns and operates one station, WDGR-AM, licensed to Dahlonega, Georgia.  During the interim period ended March 31, 2003, the Company terminated a Local Programming and Marketing Agreements ("LMA") and agreement to purchase WSBI-AM, licensed to Static, Kentucky after that station failed to achieve break even operations.  Currently has no station under LMA or under contract or letter of intent to purchase.

During the nine month interim period ended March 31, 2003, the Company generated revenues of $44,538 and incurred operating expenses of $847,066 and interest expenses of $46,573. The Company's net loss during the nine month period ended March 31, 2002 was $849,101.

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

Disposition of Assets

Assuming that the Company is successful in executing its asset disposition plan, we hope to generate proceeds greater than $250,000 from the resale of excess equipment and other assets.  However, there can be no assurance that we will be able to resell any acquired assets.  The Company’s ability to resell these assets, and the revenues derived from these asset dispositions, will be directly dependent upon prevailing external markets for radio equipment and related assets.

Operating Losses

Assuming that the Company is successful in executing its disposition plan realize an operating loss of approximately $159,000 during the next twelve months.

Liquidity and Capital Resources

We do not currently have funds sufficient to carry out our operating, asset disposition plan and our plan of becoming a natural resources company. In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private Investors. There can be no assurance that we will be able to obtain debt or equity financing or generate sufficient revenue to produce positive cash flow from operations.

Our major sources of capital during the interim period ended March 31, 2003 have been short-term loans from our shareholders and extended payment terms from certain trade creditors, as presented in the Statement of Cash Flow herein.

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

ITEM 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the  Securities  Exchange Act of 1934, as amended,  is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b) Changes in Internal Controls

The Company made no significant  changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by its Chief  Executive and Financial Officer.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings

The Company is currently involved in a dispute with a former executive officer. We believe this matter can be settled by a payment of $350,000 to the former executive officer. Upon such payment, the shares held by the former executive officer may be forfeited in connection with the settlement and he will waive his rights to amounts due from the Company of $90,000. Accordingly, the net cost of the settlement if it occurs will be $260,000 and that amount is accrued for on March 31, 2003.

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

Item 6.        Exhibits and Reports on Form 8-K

Exhibits.

31.1 - Certification  Pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002

32.1 - Certification  Pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002

Reports on Form 8-K.  During the fiscal quarter ended March 31, 2003, the Company filed the following Current Reports on Form 8-K:

On March 12, 2003 the Company filed a Current Report on Form 8-K disclosing the execution of a definitive Asset Purchase Agreement with USK Broadcasting, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Financial Officer

Date: November 8, 2007