Form 10QSB
period 2003-09-30
Dutch Gold Resources Inc
filed 2007-11-09
CIK 928375

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934for the period ended September 30, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number:   000-30805

DUTCH GOLD RESOURCES, INC.

(FORMERLY SMALL TOWN RADIO, INC.)

(Exact name of small business issuer as specified in its charter)

Nevada	84-1125214
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes☐                 No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 30, 2003

Common Stock, par value $0.001 per share	13,109,000

Transitional Small Business Disclosure Format:                             Yes☐                    No☒

i

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2003

September 30, 2003
Assets
Current Assets
Bank overdraft	$(188)

Total current assets	(188)

TOTAL ASSETS	$(188)

Liabilities and Stockholders' Deficit
Current Liabilities
Notes payable-stockholders	$655,300
Accounts payable	619,118
Accounts payable-related party	281,250
Accrued interest	97,826
Accrued settlement costs	260,000
Loans from shareholders	27,982

Total current liabilities	1,941,476

Stockholders’ Deficit
Preferred stock, $.001 par value 100,000,000 authorized, no share issued and outstanding	-
Common stock, $.001 par value 100,000,000 authorized, 11,059,000 issued and outstanding	13,109
Additional paid-in-capital	1,819,814
Accumulated deficit	(3,774,587)

Total stockholders’ deficit	(1,941,664)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$(188)

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002

Net Sales	$-	$31,008

Operational Expenses	68,042	193,333

Operating loss	(68,042)	(162,325)

Other income (expense)

Interest	(6,050)	(15,975)

Income before income taxes	(74,092)	(178,300)

Income tax provision	-	-

Net income (loss)	(74,092)	(178,300)

Basic and fully diluted earnings per share	$(0.01)	$(0.02)

Weighted Average Shares Outstanding	13,109,000	10,023,172

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Operating Activities

Net income (loss)	$(74,092)	$(178,300)
Adjustments to reconcile net loss to cash used by operating activities
Depreciation	-	135
Changes in assets and liabilities
Accounts receivable	-	(5,606)
Accounts payable	2,901	112,152
Accrued interest	6,050	15,975
Accrued expenses	8,172	-

Net cash used by operating activities	(56,969)	(55,644)

Investing activities

Note receivable lending	-	-

Net cash used by investing activities	-	-

Financing activities

Increase in notes payable-stockholders	-	57,000
Loans from shareholders	56,250	-

Net cash provided by financing activities	56,250	57,000

Net (decrease)increase in cash	(719)	1,356

Cash, beginning of period	531	48

Cash, end of period	$(188)	$1,404

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

On May 18, 2003, Small Town Radio, Inc. and its wholly owned subsidiary, Small Town Radio of Georgia, Inc., filed voluntary petitions under chapter 11 of title 11, United States Code in the United States Bankruptcy Court for the Northern District of Georgia (Case Nos. 03-67044 and 03-67043, respectively).  The Company refocused to become a natural resources company, changing its name to Tombstone Western Resources, Inc. on May 1, 2006. On December 7, 2007 the Company changed its name to Dutch Gold Resources, Inc. in anticipation of its’ acquisition of Dutch Mining, LLC which occurred January 7, 2007.

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

INCOME TAX

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

During the period ended September 30, 2003, the Company generated no revenue as an early-stage operating company.  From June 1, 2001 to date, the bulk of our activities have been focused on raising capital in order to fund our acquisition plan, which we have now decided to forego.

During the three month interim period ended September 30, 2003, the Company incurred operating expenses of $68,042 and interest expenses of $6,050. The Company's net loss during the three month period ended September 30, 2003 was $74,092.

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

Liquidity and Capital Resources

We do not currently have funds sufficient to carry out any of our operating or to execute our plan of becoming a natural resources company. In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private Investors. There can be no assurance that we will be able to obtain debt or equity financing or generate sufficient revenue to produce positive cash flow from operations.

Our major sources of capital during the interim period ended September 30, 2003 have been short-term loans from our shareholders, as presented in the Statement of Cash Flow herein.

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

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings

The Company is currently involved in a dispute with a former executive officer. We believe this matter can be settled by a payment of $350,000 to the former executive officer. Upon such payment, the shares held by the former executive officer may be forfeited in connection with the settlement and he will waive his rights to amounts due from the Company of $90,000. Accordingly, the net cost of the settlement if it occurs will be $260,000 and that amount is accrued for on September 30, 2003.

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

Item 6.        Exhibits and Reports on Form 8-K

Exhibits.

31.1 - Certification  Pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002

32.1 - Certification  Pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002

Reports on Form 8-K.  During the fiscal quarter ended September 30, 2003, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Financial Officer

Date: November 8, 2007