Form 10QSB
period 2004-03-31
Dutch Gold Resources Inc
filed 2007-11-14
CIK 928375

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934for the period ended March 31, 2004

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number:   000-30805

DUTCH GOLD RESOURCES, INC.

(FORMERLY SMALL TOWN RADIO, INC.)

(Exact name of small business issuer as specified in its charter)

Nevada	84-1125214
(State of Incorporation)	(I.R.S. Employer Identification No.)

3500 Lenox Road, NE
Suite 1500
Atlanta, Georgia  30326
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
Yes☐                 No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 31, 2004

Common Stock, par value $0.001 per share	13,109,000

Transitional Small Business Disclosure Format:                             Yes☐                    No☒

PART —	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENTS OF OPERATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
FORWARD LOOKING STATEMENTS
OVERVIEW AND RESULTS OF OPERATIONS
TWELVE MONTH BUSINESS OUTLOOK
OPERATING EXPENSES AND CAPITAL EXPENDITURES
SOURCE OF REVENUE
DISPOSITION OF ASSETS
OPERATING LOSSES
LIQUIDITY AND CAPITAL RESOURCES
ITEM 3.	CONTROLS AND PROCEDURES
PART II	— OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

i

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2004

March 31, 2004
Assets
Current Assets
Cash	$535

Total current assets	535

Note receivable	100,000
Professional reserve	55,000

TOTAL ASSETS	$155,535

Liabilities and Stockholders' Deficit
Current Liabilities
Notes payable-stockholders	$486,300
Accounts payable	609,119
Accounts payable-related party	393,750
Accrued interest	108,798
Accrued settlement costs	260,000
Loans from shareholders	-

Total current liabilities	1,857,967

Stockholders’ Deficit
Preferred stock, $.001 par value 100,000,000 authorized, no share issued and outstanding	-
Common stock, $.001 par value 100,000,000 authorized, 11,059,000 issued and outstanding	13,109
Additional paid-in-capital	1,819,814
Accumulated deficit	(3,535,355)

Total stockholders’ deficit	(1,702,432)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$155,535

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Net Sales	$-	$-

Operational Expenses	58,845	165,900

Operating loss	(58,845)	(165,900)

Other income (expense)

Interest	(4,922)	(7,985)

Income before income taxes	(63,767)	(173,885)

Income tax provision	-	-

Net income (loss)	(63,767)	(173,885)

Basic and fully diluted earnings per share	$(0.00)	$(0.02)

Weighted Average Shares Outstanding	13,109,000	10,443,015

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

	Nine Months Ended March 31, 2004	Nine Months Ended March 31, 2003

Net Sales	$-	$-

Operational Expenses	211,117	840,332

Operating other – gain on sale of assets	393,279	-

Operating Income (loss)	182,162	(840,332)

Other income (expense)

Interest	(17,022)	(43,709)

Income before income taxes	165,140	(884,041)

Income tax provision	-	-

Net income (loss)	165,140	(884,041)

Basic earnings per share	$0.01	$(0.09)

Weighted Average Shares Outstanding	13,109,000	10,271,119

Fully diluted earnings per share	$0.01	$(0.09)

Weighted Average Shares Outstanding	13,136,777	10,271,119

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

	Nine Months Ended March 31, 2004	Nine Months Ended March 31, 2003

Operating Activities

Net income (loss)	$165,140	$(849,101)
Adjustments to reconcile net loss to cash used by operating activities
Depreciation	-	13,964
Stock subscriptions receivable	-	152,250
Gain on sale of assets	(393,279)
Professional reserves	(55,000)
Stock issued for services	-	290,104
Changes in assets and liabilities
Accounts receivable	-	1,807
Accounts payable	(8,298)	103,960
Accounts payable-related party	168,750	168,750
Accrued interest	17,022	39,708
Accrued expenses	(19,810)	-

Net cash used by operating activities	(125,475)	(78,558)

Investing activities

Sale of fixed assets	293,279	-
Notes receivable lending	(30,000)	-

Net cash used by investing activities	263,279	-

Financing activities

Notes payable borrowings	15,000	83,000

Notes payable payments	(152,800)	-

Net cash provided by financing activities	(137,800)	235,250

Net (decrease)increase in cash	4	4,442

Cash, beginning of period	531	48

Cash, end of period	$535	$4,490

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

PART II — OTHER INFORMATION

Item 1.            Legal Proceedings

The Company is currently involved in a dispute with a former executive officer. We believe this matter can be settled by a payment of $350,000 to the former executive officer. Upon such payment, the shares held by the former executive officer may be forfeited in connection with the settlement and he will waive his rights to amounts due from the Company of $90,000. Accordingly, the net cost of the settlement if it occurs will be $260,000 and that amount is accrued for on March 31, 2004.

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

Item 6.            Exhibits and Reports on Form 8-K

Exhibits.

31.1 - Certification  Pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002

32.1 - Certification  Pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002

Reports on Form 8-K.  During the fiscal quarter ended March 31, 2004, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Financial Officer

Date: November 13, 2007