Form 10KSB
period 2003-06-30
Dutch Gold Resources Inc
filed 2007-11-15
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number: 000-30805

DUTCH GOLD RESOURCES, INC.
(formerly Small Town Radio, Inc.)
(Name of Small Business Issuer in Its Charter)

Nevada	84-1125214
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1800 Century Boulevard, Suite 1200, Atlanta, Georgia	30345
(Address of Principal Executive Offices)	(Zip Code)

(404) 327-4520
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None
(Title of Class)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past90 days.

Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer's revenues for the most recent fiscal year were $54,158.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of September 25, 2003, was $235,094 (based on the average bid and ask price of $0.20).

The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of September 25, 2003 was 13,109,000.

Transitional Small Business Disclosure Format (check one):

Yes  ☐ No  ☒

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Various statements, estimates, predictions, and projections stated under "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," and elsewhere in this Annual Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of Dutch Gold Resources, Inc.. or our officers with respect to, among other things, the ability to successfully implement our operating and acquisition strategies, including trends affecting our business, financial condition and results of operations. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of the related business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. These statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that could affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

•	our ability to successfully implement our operating strategies;

•	changes in the availability of debt or equity capital and increases in borrowing costs or interest rates;

•	changes in regional and national business and economic conditions, including the rate of inflation;

•	changing demographics;

•	changes in the laws and government regulations applicable to us; and

•	increased competition.

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

On May 23, 2002, Small Town Georgia was renamed "Small Town Radio of Georgia" in preparation for our reincorporation as a Nevada corporation. On May 28, 2002, Worldwide PetroMoly, Inc. was merged with and into Small Town Radio, Inc., a newly created Nevada corporation, in are incorporation merger. Under our new name, "Small Town Radio, Inc.," the focus of our business is now the acquisition and operation of radio stations, generally located in small, non-rated markets.

On May 18, 2003, Small Town Radio, Inc. (the “Company”) and its wholly owned subsidiary, Small Town Radio of Georgia, Inc., filed voluntary petitions under Chapter 11 of title 11, United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”) (Case Nos. 03-67044 and 03-67043, respectively).  The Company subsequently refocused to become a natural resources company, changing its name to Tombstone Western Resources, Inc. on May 1, 2006. On December 7, 2007 the Company changed its name to Dutch Gold Resources, Inc. in anticipation of its’ acquisition of Dutch Mining, LLC which occurred January 7, 2007.

DESCRIPTION OF BUSINESS

Overview

Our business strategy is to complete the sale of the Company’s assets, seek additional financing to recapitalize the business and become a natural resources company.

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

Operating Strategy

Our business strategy is to complete the sale of the Company’s assets, seek additional financing to recapitalize the business and become a natural resources company. To achieve these goals, we intend to:

•	secure and maintain a buyer for the assets retained by the Company;

•	coordinate the search for and the attainment of additional debt financing;

•	coordinate the search for and the attainment of additional investments from private investors;

•	maintain the operations of the Company to facilitate the plan of becoming a natural resources company;

Sales

We derived our revenue primarily from advertising revenue from local, national and network advertisers. Our per-spot costs are developed by modeling listener profiles, with drive time and local special events pricing being highest and political advertising being lowest.

Source of Revenues

Virtually all of our broadcast revenues have been generated from the sale of local and regional advertising for broadcast on our radio stations. Our local advertisers are generally small businesses located in the communities in which our radio stations are located. Potential advertisers include telephone companies, restaurants, fast food chains, automobile and farm equipment dealers, grocery stores, and other businesses.

Employees.    The Company employed one person as of June 20, 2003.

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

WDGR AM 1210, licensed to Dahlonega, Georgia and operating at 10,000 watts, covers the North Georgia region, including the northern suburbs of Atlanta, to the Tennessee state line. The tower and transmitter facilities of WDGR AM are located on real estate that we lease with an option to purchase. The lease has a term of 3 years at a monthly payment of $200.

Item 3.         Legal Proceedings.

 From time to time, we are party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. At present, we are not involved in any legal proceedings nor are we party to any pending or threatening claims that could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations. We are involved in a dispute with a former executive officer. We believe that this matter can be settled by a settlement payment of $350,000 to the former executive officer including forfeiture of accounts payable to the former executive in the amount of $90,000. We have accrued for this potential expense in the amount of $260,000 as of June 30, 2003.

Item 4.         Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.         Market for Common Equity and Related Stockholder Matters.

Market Information and Holders

(a) Market Information.

Quotations for our common stock are reported on the OTC Bulletin Board under the symbol "DGRI." The following table sets forth the range of high and low bid information for the periods indicated since July 1, 2001:

2001	High	Low
First Quarter, Fiscal Year 2002 (July 1 to September 30)	$3.80	$1.00
Second Quarter, Fiscal Year 2002 (October 1 to December 31)	$3.80	$0.80

2002
Third Quarter, Fiscal Year 2002 (January 1 to March 31)	$1.80	$0.40
Fourth Quarter, Fiscal Year 2002 (April 1 to June 30)	$3.00	$0.50
First Quarter, Fiscal Year 2003 (July 1 to September 30)	$0.01	$0.01
Second Quarter, Fiscal Year 2003 (October 1 to December 31)	$0.01	$0.01

2003
Third Quarter, Fiscal Year 2003 (January 1 to March 31)	$0.01	$0.01
Fourth Quarter, Fiscal Year 2003 (April 1 to June 30)	$0.01	$0.01

High and low quotation information was obtained from data provided by Morgan Stanley & Co. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

Since the Company's shares began trading in the over-the-counter market on the OTCBB, the prices for its shares have fluctuated widely. There may be many factors that may explain these variations. The Company believes that such factors include (a) the demand for its common stock, (b) the number of shares of the Company's common stock available for sale, (c) developments in the PEO industry, and (d) changes in the performance of the stock market in general, among others.

In recent years, the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices for many small and emerging growth companies such as the Company, which may be unrelated to the operating performances of the specific companies. Some companies that have experienced volatility in the market place of their stock have been the objects of securities class action litigation.  If the Company became the object of securities class action litigation, it could result in substantial costs and a diversion of its management’s attention and resources and have an adverse effect on the Company's ability to implement its business plan. In addition, holders of shares of the Company's common stock could suffer substantial losses as a result of fluctuations and declines in the market price of the Company's common stock.

The trading of shares of the Company's common stock is subject to limitations set forth in Rule 1 Sg-9 of the Securities Exchange Act. This rule imposes sales practice requirements on broker-dealers who sell so-called “penny stocks” to persons other than established customers, accredited investors or institutional investors. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer: (i) approve a person's account for transactions in penny stocks; and (ii) receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

(b) Holders

As of June 30, 2003, we had 189 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended June 30, 2003, no securities of the Company which were not registered under the Securities Act of 1933, as amended (the "Securities Act") were sold by the Company except as follows:

1. On December 15, 2002, the Company issued 1,600,000 shares its common stock to nine individuals as payment of services rendered to the Company valued at $155,500.

2. On December 15, 2002, 1,146,939 shares of our common stock were issued to the Company's Chief Executive Officer as salary and compensation valued at $224,251.

3. On December 21, 2002, the Company issued 450,000 shares of its common stock were issued to four individuals as payment of services rendered to the Company valued at $53,500.

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

GOING CONCERN

In connection with their audit report on our consolidated financial statements as of June 30, 2003, Ronald Chadwick, PC, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

We have explored, and continue to explore, all avenues possible to raise the funds required. We have minimal revenue-producing activity. We also need capital to fund overhead and administrative costs as well as transaction expenses. At June 30, 2003, accounts payable to vendors totaled $616,217. At June 30, 2003, our current monthly cash requirement was approximately $35,000 per month. We have met our operating costs to date through loans from our shareholders; however, there can be no assurance that our shareholders will be able or willing to make additional loans to us in the future to fund continued operations. We estimate that the minimum level of funding that we will require to meet our operating requirements through June 30, 2004 is approximately $400,000.

Ultimately, we must achieve profitable operations if we are to be a viable entity. We intend to purchase existing operations that are currently operating at breakeven or are individually profitable. Although we believe that there is a reasonable basis to believe that we will successfully raise the needed funds, we cannot assure you that we will be able to raise sufficient capital to sustain operations or that we will be able to achieve, or maintain, a level of profitability sufficient to meet the operating expenses of the corporate office.

Cash Flow

We have a working capital deficit of $1,867,572 at June 30, 2003 compared to a deficit of $1,283,212 at June 30, 2002. This increase in working capital deficit resulted from the loss for the year.

For the fiscal year ended June 30, 2003, operations used $147,127 of cash. Financing activities generated $142,610 during the period and consisted solely of stockholder loans. We expect to continue to have operating cash flow deficiencies for the near term, and for the remainder of the 2004 fiscal year.

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

As of June 30, 2003, we had minimal cash. We estimate that, based upon our current business plan for acquisitions, operations and capital expenditures, we will require up to $800,000 over the next two years. The estimated funding required for the first year of our business plan is $400,000. We believe that the funding generated by the sale of assets and the equity placement, will be sufficient to fund cash requirements for the next year of operations.

Operations Outlook

As a result of the Company's seeking protection under the Bankruptcy Code, the Company has little operations at June 30, 2003.  Our principal source of revenue had been the sale of broadcasting time for advertising. We do not currently have funds sufficient to carry out any of our operations, or to execute our plan of becoming a natural resources company.  In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private investors. There can be no assurance that we will be able to obtain debt or equity financing or generate sufficient revenue to produce positive cash flow from operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2003 AND JUNE 30, 2002

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

The operating loss for the year ended June 30, 2003 was $1,439,032, an increase of $308,054 over the year ended June 30, 2002. Revenue for the year ended June 30, 2003 was $38,307, a decrease of $15,851 over the year ended June 30, 2002. The loss in 2003 included a charge of $198,1610 for the write off of assets as well as a charge of $136,816 for compensatory option issues. Interest expense and financing costs for the year ended June 30, 2003 were $75,805, consistent with the prior year. The total loss for the year was $1,514,837.

The operating loss for the year ended June 30, 2002 was $1,130,978, an increase of $209,423 over the year ended June 30, 2001. Revenue for the year ended June 30, 2003 was $54,158, an increase of $54,158 over the year ended June 30, 2001. The loss in 2002 included a charge of $260,000 for the anticipated settlement of a dispute with a former executive and shareholder as well as organizational and start-up expenses prior to the date the Company commenced operating activities. Interest expense and financing costs for the year ended June 30, 2002 were $81,885, which included expense associated with a warrant issued to a shareholder in conjunction with a demand promissory note for $216,000. The total loss for the year was $1,212,863

Item 7. Financial Statements.

The consolidated financial statements of the Company, together with the reports thereon of both Ronald Chadwick PC and Bridges & Dunn-Rankin, LLP, independent accountants, are set forth on the pages of this Annual Report on Form 10-KSB indicated below.

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

Our independent public accountants have expressed doubt about our ability to continue as a going concern in their report on our June 30, 2003 and 2002 financial statements. Our independent public accountants have advised us that our continuance as a going concern is dependent upon our ability to raise capital. There is no assurance that we will be able to raise sufficient capital or generate sufficient cash from operations to continue as a going concern.

Because of our limited operations and the fact that we are currently generating no revenue, we are unable to service our debt obligations.

We currently have approximately $655,300 in debt pursuant to promissory notes issued by us. We are presently unable to meet our interest obligations in the amount of $91,776 under these notes. We are also trying to secure additional debt financing by borrowing money from a bank, but have not yet succeeded in doing so. Our ability to satisfy our current debt service obligations, and any additional obligations we might incur will depend upon our future financial and operating performance, which, in turn, are subject to prevailing economic conditions and financial, business, competitive, legislative and regulatory factors, many of which are beyond our control. If our cash flow and capital resources continue to be insufficient to fund our debt service obligations, we may be forced to reduce or delay planned acquisitions, expansion and capital expenditures, sell assets, obtain additional equity capital or restructure our debt. We cannot assure you that our operating results, cash flow and capital resources will be sufficient for payment of our debt service and other obligations in the future.

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

During fiscal years 2002 and 2003 (July 1, 2001 to June 30, 2003), the sale price of our common stock has fluctuated from $3.80 to $.40 per share. We believe that our common stock is subject to wide price fluctuations because of several factors, including:

•	absence meaningful earnings and external financing,
•	a relatively thin trading market for our common stock, which causes trades of small blocks of stock to
•	have a significant impact on our stock price,
•	general volatility of the stock markets and the market prices of other publicly traded companies,
•	economic disruptions due to terrorist activity, and
•	investor sentiment regarding equity markets generally, including public perception of corporate ethics and
•	governance and the accuracy and transparency of financial reporting.

Item 8.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the two fiscal years ended June 30, 2003, there have been no changes in or disagreements with the Registrant's independent accountants on any matter of accounting or financial statement disclosure.

PART III

Item 9.         Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served a such:

Name	Age	Title
Daniel W. Hollis	52	Chairman of the Board and Chief Executive Officer
Donald Boyd	36	President
William Fleming	57	Director
Eric J. Froistad	46	Director
John McMullan, CPA	67	Director
Lance J. Rosmarin	41	Director

Daniel W. Hollis, 52,Chairman of the Board and Chief Executive Officer. Mr. Hollis has served as our Chairman and Chief Executive Officer since February 11, 2002. Mr. Hollis is an experienced entrepreneur who combines both operational experience and financial acumen. He has been a Registered Principal of an NASD brokerage, and participated in both private and public financings. He has led numerous start-ups, primarily in healthcare and technology. In addition to his role at the Company and since 2001, Mr. Hollis serves as Chairman of Segue Solutions, LLC, a privately held technology company. Prior thereto and from 1997, he served as consultant to numerous privately held companies through Bagswell Capital, LLC, a privately held management consultancy. From 1995 to 1999, Mr. Hollis was Chairman and CEO of Alignis, Inc., a privately held, venture capital-funded, specialty managed healthcare company.

Donald Boyd, 36,President. Mr. Boyd is a radio station executive with 15 years' experience in the radio broadcast industry. Prior to joining the Company on July 30, 2001 and from 1999, he was Regional General Manager for Root Communication, where he had profit and operations responsibility for seven stations in three markets similar to the markets we target. From June 1998 to December 1999, Mr. Boyd was a manager with Dickey Brothers Broadcasting, Inc. From June 1995 to June 1998, he owned and operated a profitable radio station in Gainesville, Florida.

William Fleming, 57,Director. Mr. Fleming has been a member of our Board of Directors since June 2001. Prior thereto and since 1985, he has been the principal of William Fleming & Associates, which provides financial consulting services to radio stations, including emerging companies. Mr. Fleming has focused his work on smaller, emerging companies, radio entrepreneurs, and first-time owners. He also is a co-owner of four radio stations in Indiana.

Eric J. Froistad, 46,Director. Mr. Froistad has been a member of our Board of Directors since April 4, 2002. He presently is the Chief Financial Officer of Enhancement Services Corporation, a loyalty program management company in Roswell, Georgia. He has over twenty-two years of financial management experience, with an extensive background in financing transactions, mergers and acquisitions, and financial management systems for entrepreneurial companies in diverse industries. Prior to joining Enhancement Services in 1995 and until 1999, Mr. Froistad was Chief Financial Officer for Alignis, Inc., a specialty healthcare company in Atlanta, Georgia. Prior thereto and from 1991 until 1995, he served in various senior financial management positions for New World Communications Group, an integrated media company. Mr. Froistad started his career with the public accounting firm of Arthur Andersen & Co. in Denver, Colorado, leaving the firm as a senior manager in audit services. He received a BS in Accounting from the University of Colorado.

John McMullan, CPA, 67,Director. Mr. McMullan has been a member of our Board of Directors since June 7, 2001. Since 1990, he has been the Chief Executive Officer of Camden Real Estate Company, a family-owned real estate investment company. In addition, Mr. McMullan acts as a consultant to the long-term health care industry, and is licensed as a Certified Public Accountant in the State of Georgia.

Lance J. Rosmarin, 41,Director. Mr. Rosmarin has been a member of our Board of Directors since June 1, 2001. From 1993 to June 1, 2001, he was Secretary, Treasurer and a Director of Worldwide PetroMoly Corporation, which became our operating subsidiary in July 1996. Following our acquisition of Worldwide PetroMoly, Mr. Rosmarin served as our Chief Financial and Accounting Officer from July 1996 to June 1, 2001, and as our President from January 1998 to June 1, 2001. From 1993 to 1996, in addition to his position with Worldwide PetroMoly, he served as Vice President and Secretary and was a Director of Citadel Computer Systems, Inc., as well as serving as an officer and director of several private companies. From 1990 to1993, Mr. Rosmarin was employed by Gertner, Aron, Ledet and Lewis Investments.

Directors are elected to serve one year terms and until their earlier resignation or removal.

Item 10.       Executive Compensation.

SUMMARY COMPENSATION TABLE

        The table below shows the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the year ended June 30, 2003 to the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the year ended June 30, 2003 (our "named executive officers"):

		Annual Compensation			Long Term Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards($)	Securities Underlying Options/SARS (#)	All Other Compensation ($)
Daniel W. Hollis	2003	$-	-	-	-	500,000	224,251
Chairman and Chief	2002	93,750
Executive Officer(1)

Donald Boyd	2003	$139,804	-	-	-	111,111	-
President and Secretary(2)	2002

Dr. Michael G. Cobb	2003	$-	-	-	-	83,334	-
Chief Financial Officer (3)	2002	-

William Fleming	2003	$-	-	-	-	-	-
	2002	-

Eric J. Froistad	2003	$-	-	-	-	-	-
	2002	-

John McMullan	2003	$-	-	-	-	-	-
	2002	-

Lance J. Rosmarin	2003	$-	-	-	-	-	-
	2002	-

(1) Mr. Hollis became our Chairman and Chief Executive Officer on February 11, 2002, pursuant to a consulting agreement.
(2) Mr. Boyd became our President and Secretary on July 30, 2001.
(3) Dr. Cobb became our Chief Financial Officer on February 22, 2002, pursuant to a consulting agreement.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The table below shows the number of options to purchase shares of our common stock that were granted to each of our named executive officers during fiscal 2003:

Name	Number of Securities Underlying Options/SARs Granted(#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/share)	Expiration Date
Daniel W. Hollis	0

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The table below shows the number of stock options held at the end of or exercised during fiscal 2003 for each of our named executive officers:

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options/SARs at Fiscal Year-End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel W. Hollis	46,296	$0	0	46,296	$0	$25,926

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

Name and Address(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class(3)
Daniel W. Hollis (4)	1,646,939	12.6%
Donald Boyd (4)(5)	124,457.09%
William Fleming	216,636	1.7%
Eric J. Froistad	37,037	0.03
John McMullan (5)	244,414	1.9%
Lance Rosmarin (5)	316,666	2.4%
Gilbert Gertner 1300 Post Oak Blvd, Suite 1985 Houston, TX 77056	833,342	6.4%
Wayne Shortridge (6) 600 Peachtree Street, NE, Suite 2400 Atlanta, GA 30308-2222	1,363,581	10.4%
All directors and executive officers as a group(7 persons)	2,586,149	19.7%

* Less than one percent of our common stock.

(1) If no address is given, the named individual is an executive officer or director of Small Town Radio, Inc., whose business address is 1800Century Boulevard, Suite 1200, Atlanta, Georgia 30045.

(2) Shares of common stock that a person has the right to acquire within 60 days of October 9, 2003 are deemed outstanding for computing the percentage ownership of the person having the right to acquire such shares, but are not deemed outstanding for computing the percentage ownership of any other person.

(3) As of October 9, 2003, there were 13,109,000 shares of common stock issued and outstanding.

(4) Includes the following numbers of shares of common stock that may be acquired within 60 days of October 9, 2003 through the exercise of stock options: all directors and executive officers as a group, 46,296 shares.

(5) Mr. Rosmarin's beneficial ownership consists of 205,556 shares of common stock held by Mr. Rosmarin directly and 111,111 shares held by a trust of which Mr. Rosmarin is the sole trustee.

(6) Mr. Shortridge's beneficial ownership consists of 1,305,336 shares of common stock held by Bolling Investments, LLC, an entity of which Mr. Shortridge is the sole owner, and 58,245 shares of common stock issuable upon exercise of warrants issued to Mr. Shortridge in fiscal year2002 in conjunction with the issuance of a note by the Company in the amount of $216,000.

Equity Compensation Plan Information

The following table provides certain information about our equity compensation plans:

Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available forfeiture issuance under equity compensation plans
Equity compensation plans approved by stockholders	0	0	0
Equity compensation plans not approved by stockholders	807,668	$0.77	303,443
Total	807,668	$0.77	303,443

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

Note Payable to Wayne Shortridge.    Wayne Shortridge, the only member of our stockholder Bolling Investments, LLC, loaned us $216,000 to acquire the assets of WDGR AM. Mr. Shortridge purchased our promissory note in the stated principal amount of $216,000 pursuant to a Note Purchase Agreement dated as of June 17, 2002. The Note is secured by the assets of WDGR AM pursuant to a Security Agreement dated as of June 17, 2002.Pursuant to the Note Purchase Agreement, we also issued Mr. Shortridge a warrant to purchase 58,245 shares of our common stock at a price of $2.82 per share. Without this loan we could not have acquired WDGR AM, and we believe the terms of the loan are at least as favorable to us as any terms we could have obtained through arms-length bargaining with an unrelated party.

Note Payable to Wayne Shortridge.    Wayne Shortridge, the only member of our stockholder Bolling Investments, LLC, one of our founding stockholders, has made numerous additional loans in 2003 to Small Town Radio, Inc. in a total principal amount equal to $102,300. The loans are evidenced by demand notes and bear interest at 12% per annum. We believe that the terms of these loans are at least as favorable to us as any loan we could obtain through arms-length bargaining with an unrelated party.

Item 13.       Exhibits, List and Reports on Form 8-K.

(a) Exhibits. Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of this Annual Report on Form 10-KSB.

(b) Reports on Form 8-K. During the fiscal quarter ended June 30, 2003, we filed the following Current Reports on Form 8-K:

1. On May 21, 2003, the Company filed a Current Report on Form 8-K reporting that on May 18, 2003, the Company and its wholly owned subsidiary, Small Town Radio of Georgia, Inc., filed voluntary petitions under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”) (Case Nos. 03-67044 and 03-67043, respectively).  The Company filed a copy of its press release regarding such event to its report.

Item 14.       Controls and Procedures

 (a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Financial Officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b) Changes in Internal Controls

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Financial Officer

Date: November 12, 2007

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)

FINANCIAL STATEMENTS
As of June 30, 2003
and for the year then ended

with

REPORT OF INDEPENDENT ACCOUNTANT

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Dutch Gold Resources, Inc.
Atlanta, Georgia

I have audited the accompanying consolidated balance sheet of Dutch Gold Resources, Inc. (formerly Small Town Radio, Inc.) as of June 30, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dutch Gold Resources, Inc. as of June 30, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements the Company has suffered losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/Ronald R. Chadwick, P.C.
October 25, 2007	RONALD R. CHADWICK, P.C.

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2003

June 30, 2003
Assets
Current Assets
Cash	$531

Total current assets	531

TOTAL ASSETS	$531

Liabilities and Stockholders' Deficit
Current Liabilities
Notes payable-stockholders	$655,300
Accounts payable	616,217
Accounts payable-related party	225,000
Accrued interest	91,776
Accrued settlement costs	260,000
Loans from shareholders	19,810

Total current liabilities	1,868,103

Stockholders’ Deficit
Preferred stock, $.001 par value 100,000,000 authorized, no shares issued and outstanding
Common stock, $.001 par value 100,000,000 authorized, 13,109,000 issued and outstanding	13,109
Additional paid-in-capital	1,819,814
Accumulated deficit	(3,700,495)

Total stockholders’ deficit	(1,867,572)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$531

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2003

June 30, 2003

Net sales	$38,307

Operational expenses

Organizational, selling, general and administrative expenses	34,217
Programming and production	1,734
Professional fees	307,292
Stock options expense	136,816
Write off expense	198,160
Rent and repairs and maintenance	24,452
Salaries, wages and benefits	601,501
Depreciation	16,865
Other	156,302

1,477,339

Operating loss	(1,439,032)

Other income (expenses)

Interest expense	(75,805)

Loss before income taxes	(1,514,837)

Income tax provision	-

Net loss	(1,514,837)

Basic and fully diluted earnings per share	$(0.14)

Weighted average shares outstanding	11,160,531

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2003

June 30, 2003

Operating activities

Net loss	$(1,514,837)
Adjustments to reconcile net loss to cash used by operating activities
Depreciation	16,865
Impairment of fixed assets	91,785
Impairment of broadcast license	106,375
Stock subscription receivable	152,250
Stock issued for services	433,251
Stock option expense	136,816
Changes in assets and liabilities
Accounts receivable	8,335
Accounts payable	128,345
Accounts payable-related party	225,000
Accrued interest	73,688

Net cash used by operating activities	(142,127)

Investing activities
Net cash used by investing activities	-

Financing activities

Increase in notes payable-stockholders	122,800
Loans from shareholders	19,810

Net cash provided by investing activities	142,610

Net increase (decrease) in cash	483

Cash, beginning of period	48

Cash, end of period	$531
Non-cash investing and financing activities	$-
Cash paid for interest	$-
Cash paid for income taxes	$-

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED JUNE 30, 2003

	Common Stock
	Shares	Dollars at Par ($.001)	Paid in Cap.Dollars $	Stock Subscription Receivable	Accum Deficit	Stockholder’s Deficit

Balances 6/30/02	9,912,061	$9,912	$1,252,944	$(152,250)	$(2,185,658)	$(1,075,052)

Payment of stock subscription receivable				152,250		152,250

Compensatory stock issuances	3,196,939	3,197	430,054			433,251

Compensatory option issuances,			136,816			136,816

Gain (loss) for year					(1,514,837)	(1,514,837)

Balances 6/30/2003	13,109,000	$13,109	$1,819,814	$-	$(3,700,495)	$(1,867,572)

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

BANKRUPTCY FILING

On May 18, 2003, Small Town Radio, Inc. (the “Company”) and its wholly owned subsidiary, Small Town Radio of Georgia, Inc., filed voluntary petitions under chapter 11 of title 11, United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”) (Case Nos. 03-67044 and 03-67043, respectively). The Bankruptcy was dismissed by the court in May 2004.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the operations of Small Town Radio, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

ORGANIZATIONAL AND START-UP EXPENSES

The Company has expensed all organizational and start-up expenses for financial reporting purposes.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is computed using the straight-line method. There was no property and equipment at June 30, 2003.

ACQUIRED BROADCAST LICENSE

The value assigned to this acquired asset, $106,375, has been written of as the Company filed for bankruptcy in May of 2003.

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

DUTCH GOLD RESOURCES, INC. (formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADVERTISING REVENUES AND COSTS

The Company has incurred no advertising costs. Advertising revenues are recognized monthly based on the advertising that has been provided versus the total amount of advertising required under the terms of the advertising agreement. At June 30, 2003 the Company had deferred no advertising revenue.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

ACCOUNTS RECEIVABLE

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2003 the Company had no balance in its allowance for doubtful accounts.

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

DUTCH GOLD RESOURCES, INC. (formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—INCOME TAX

A reconciliation of tax at the combined federal and state income tax rates and actual tax expense is provided below:

June 30, 2003
Federal and state income tax at the applicable rates	$(302,967)
Change in valuation allowance	302,967

Actual tax expense	—

The components of the deferred tax asset are as follows:

June 30, 2003
Net operating losses and start-up costs	$1,113,573
Valuation allowance	(1,113,573)

Net deferred tax asset	—

The valuation allowance at June 30, 2003 is $1,113,573 and was increased by $302,967 during 2003. During the current year, the increase in the valuation allowance was due to additional losses incurred by the Company. We consider the valuation allowance necessary and appropriate in light of the Company's history of recurring losses.

NOTE 3—STOCK OPTIONS

The Company maintains an incentive stock option plan which is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees.

The following is a summary of the status of the Company's stock option plan.

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2002	270,570	1.38
Options issued in the year ended June 30, 2003	0
Options exercised during the year	0
Options lapsing during the year	(224,334)	1.67

Balance, June 30, 2003	46,236	$0.54

The following summarizes the outstanding options at June 30, 2003.

Number of Options	Exercise Price	Expiration Date
46,236	$0.54	2/1/2012

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

Year Ended June 30, 2003
Net loss per financial statements	$(1,514,837)
Pro forma compensation expense for employee stock options	(175,458)
Assumed income tax benefit	—

Pro forma net loss	$(1,690,295)

Pro forma net loss per share	$(.17)

For the purpose of determining the pro forma compensation expense charge, we have used the following assumptions:

•Annual volatility is assumed to be 170% per year.
•Risk free rate of return of 3%.
•Expected lives of the options are assumed to be equal to the period from date of issuance to expiration.
•We assume that no dividends will be paid.
•Because of the Company's history of operating losses, we assume no income tax benefit from issuance and exercise of the options.

NOTE 4—RELATED PARTY TRANSACTIONS

The Company had outstanding notes payable to certain stockholders of $655,300 at June 30, 2003. These notes are unsecured, save for a $216,000 notes secured by all assets. The notes are payable upon demand, and bear interest at primarily 12% with certain late penalties.

In connection with the issuance of a note payable to a stockholder in the amount of $216,000 on June 17, 2002, the Company issued the stockholder a warrant to purchase 58,245 shares of the Company's common stock at a price per share of $2.82. The warrant expires on June 17, 2012.

There is one note for $10,000 that is convertible into common stock at $0.36 per share.

NOTE 5—FINANCIAL CONDITION AND GOING CONCERN

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

DUTCH GOLD RESOURCES, INC. (formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—COMMITMENTS AND CONTINGENCIES

The Company leases land where the WDGR AM tower is located under a 3-year lease, expiring in June 2005. The monthly payments under the lease are $200.

The Company also leases office space in Atlanta Georgia under a 5-year lease. The rates escalate over the term.

Future minimum lease payments under these leases are as follows: 2004-$14,400, 2005-$15,255, 2006-15,255, 2007-$22990 and $67,888 in total.

The Company is currently involved in a dispute with a former executive officer. We believe this matter can be settled by a payment of $350,000 to the former executive officer. Upon such payment, the shares held by the former executive officer may be forfeited in connection with the settlement and he will waive his rights to amounts due from the Company of $90,000. Accordingly, the net cost of the settlement if it occurs will be $260,000 and that amount is accrued for on June 30, 2003.

NOTE 7—ISSUANCE OF SHARES IN EXCHANGE FOR SERVICES

During the fiscal year ended June 30, 2003, the Company issued 3,196,939 shares in exchange for services valued at $433,251. Substantially all of these shares were issued to either directors or employees of the Company or entities affiliated with directors or employees of the Company.

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

SMALL TOWN RADIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

	Year Ended June 30, 2002	Year Ended June 30, 2001

Net Sales	$54,158

Operating Expenses
Organizational, selling, general and administrative expenses	93,119	$899,415
Programming and production	15,156
Professional fees	453,433	10,000
Rent and repairs and maintenance	38,354	3,369
Salaries, wages and benefits	324,546	6,193
Depreciation	528	105
Anticipated settlement of dispute	260,000	—
Other	—	2,473

	1,185,136	921,555

Operating Loss	(1,130,978)	(921,555)

Other Expenses — interest and debt financing costs	(81,885	(1,269)

Loss Before Income Taxes	(1,212,863)	(922,824)

Income Tax Benefit	—	—

Net Loss	$(1,212,863)	$(922,824)

Basic Earnings Per Share	$(0.14)	$(0.24)

Weighted-Average shares Outstanding	8,932,094	3,880,247

See notes to consolidated financial statements.

SMALL TOWN RADIO, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

	Year Ended June 30, 2002	Year Ended June 30, 2001
Operating Activities	$(1,212,863)	$(922,824)
Net loss
Adjustments to reconcile net loss to cash used by operating activities
Depreciation	527	105
Stock issued for director and professional fees	1,185,570	6,787
Note received in exchange for executive stock issued	(152,250)	—
Warrant costs associated with note payable	28,800	—
Changes in assets and liabilities
Accounts receivables	(8,335)	—
Deposit	2,076	(2,076)
Other asset	10,000	(10,000)
Accounts payable	(91,036)	525,831
Accrued payroll taxes payable	3,106	—
Accrued interest	18,087	—
Accounts payable — stockholders	(330,000)	330,000
Accrued litigation settlement	260,000	—
Accrued expenses	(1,269)	1,269
Net cash used by operating activities	(254,587)	(70,908)

Investing Activity — purchase of property and equipment
Business acquisition	(203,000)	—
Purchases of fixed assets	(10,761)	(1,896)
Net cash used by investing activities	(213,761)	(1,896)

Financing Activities
Net increase in notes payable — stockholders	465,000	67,500
Stockholder contribution	—	8,700

Net cash provided by financing activities	465,000	76,200
Net (Decrease)/Increase in Cash	(3,348)	3,396
Cash, Beginning of Period	3,396	—

Cash, End of Period	$48	$3,396

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

Reverse Acquisition and Disposition

On June 1, 2001, Worldwide PetroMoly, Inc. ("PetroMoly") acquired Small Town Radio, Inc., an early-stage enterprise, through the issuance of6,581,547 unregistered shares of PetroMoly common stock to Small Town Radio, Inc's  stockholders. For financial reporting purposes, the transaction constitutes a reverse acquisition because the former Small Town Radio stockholders owned in excess of 75% of the outstanding stock of the combined entity immediately following the transaction. The purchase method of accounting was utilized to record the transaction resulting in marking the assets and liabilities of PetroMoly, the acquired entity for reporting purposes, to their fair values through an allocation of the purchase price. Any excess of purchase price remaining after the allocation of the purchase price to the assets and liabilities was recorded as goodwill.

On June 7, 2001, the combined Company sold its interest in Worldwide PetroMoly Corporation, a wholly owned subsidiary, to Gilbert Gertner, a stockholder and previous chairman of the board of PetroMoly. Prior to its disposition, Worldwide PetroMoly Corporation was the only operating subsidiary of the combined Company and represented 100% of the assets, liabilities and operations of the consolidated entity. No gain or loss resulted from the sale of the subsidiary, because we used the sale price at June 7, 2001 to determine the value of the assets acquired and liabilities assumed at the date of the reverse acquisition and activity between June 1, 2001 and June 7, 2001 was negligible.

Operating results of PetroMoly are only required to be included in the consolidated results of operations for the six-day period from June 1, 2001 to June 7, 2001. Revenues and costs during that period were negligible.

A provision in the sale agreement entitles PetroMoly to a portion of any operating profits and net proceeds from sale of Worldwide PetroMoly Corporation if either transpires prior to December 7, 2002.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the operations of Small Town Radio, Inc. They also include the accounts of Worldwide PetroMoly Corporation for the period from June 1, 2001 to June 7, 2001.

ORGANIZATIONAL AND START-UP EXPENSES

The Company has expensed all organizational and start-up expenses for financial reporting purposes.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is computed using the straight-line method. Property and equipment at June 30, 2002consisted of equipment acquired in the acquisition of the assets WDGR-AM and computer equipment. The assets are being depreciated over their estimated useful life which is generally three to five years.

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

NOTE 4—STOCK OPTIONS

The Company maintains an incentive stock option plan which is accounted for in accordance with Accounting Principles Board Opinion (APB)No. 25,Accounting for Stock Issued to Employees.

The following is a summary of the status of the Company's stock option plan.

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2000	—
Options issued in the year ended June 30, 2001	40,722	$6.66

Outstanding, June 30, 2001	40,722	6.66
Options issued in the year ended June 30, 2002	694,445	.56
Options exercised during the year	(453,764)	.54
Options lapsing during the year	(10,833)	8.89

Balance, June 30, 2002	270,570	$1.38

The following summarizes the outstanding options at June 30, 2002.

Number of Options	Exercise Price	Expiration Date
5,555	$18.00	9/15/2002
1,111	$2.34	1/1/2003
8,888	$4.50	1/1/2003
277	$9.00	1/1/2003
722	$18.00	1/1/2003
2,777	$1.62	12/6/2003
8,333	$1.08	1/1/2003
1,944	$1.62	1/1/2003
277	$2.34	1/1/2003
111,111	$0.54	2/1/2012
46,236	$0.54	2/1/2012

Under Statement of Financial Accounting Standards No. 123Accounting for Employee Stock Options, companies can elect to either record the fair value of options issued as an expense in the statement of operations or provide the information on a pro forma basis in the notes to the financial statements. We have elected to provide the expense information on a pro forma basis in the notes to the financial statements. That information is presented below:

	Year Ended June 30, 2002	Year Ended June 30, 2001
Net loss per financial statements	$(1,212,863)	$(922,824)
Pro forma compensation expense for employee stock options	(333,596	(7,673)
Assumed income tax benefit	—	—

Pro forma net loss	$(1,546,459)	$(930,497)

Pro forma net loss per share	$(.17)	$(.24)

For the purpose of determining the pro forma compensation expense charge, we have used the following assumptions:

•Annual volatility is assumed to be 170% per year.

•Risk free rate of return of 3%.
•Expected lives of the options are assumed to be equal to the period from date of issuance to expiration.
•We assume that no dividends will be paid.
•Because of the Company's history of operating losses, we assume no income tax benefit from issuance and exercise of the options.

In addition to the employee stock options referred to above, the Company issued 83,334 options to the Company's chief financial officer in lieu of consulting fees. Because the individual is a consultant rather than an employee, a charge was recorded for the portion of the options that were issued and vested during the year. The amount of the charge was $24,831. An additional charge of $24,831 will be recorded in the Company's first quarter of fiscal2003. The assumptions used in calculating the amount of the charge are identical to those set forth above.

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

In connection with the issuance of a note payable to a stockholder in the amount of $216,000 on June 17, 2002, the Company issued the stockholder a warrant to purchase 58,245 shares of the Company's common stock at a price per share of $2.82. The warrant expires on June 17, 2012. We have determined the value of the warrant using the Black-Scholes Option pricing model using the following assumptions:

•10-year life
•3.0% risk free rate of return
•170% volatility
•Stock price at date of grant of $.50

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

NOTE 8—FOURTH QUARTER ADJUSTMENTS

The Company recorded certain significant adjustments in the fourth quarter of fiscal 2002. A summary of those adjustments is provided below:
Description	(Addition to)/ Deduction from Net Loss
Eliminate payable associated with insurance policy that was never purchasedand related insurance expense	$90,000
Write-off expenses associated with a secondary offering that were incurredand capitalized in the Company's first quarter	(24,305)
Record an accrual for an anticipated settlement with a former executiveofficer.	(260,000)
Write-off accounts payable for professional services that will not be paidunder an agreement with the service provider	25,000

Increase in net loss	$(169,305)

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

Date of Issuance	Share Recipient	Number of Shares	Value of Services
July, 2001	Shares issued to an investment advisory firm in exchange for servicesrendered	66,667	$99,000

July, 2001	Shares issued to a marketing consultant	4,334	$11,000

August, 2001	Shares issued to a director	27,778	$33,000

August, 2001	Shares issued to principals of an investment banking firm affiliated with a significant shareholder of the Company	93,897	$240,000

August through October 2001	Shares issued to executive employees in lieu of salaries.	37,030	$54,696

June, 2002	Shares issued to a law firm of which a significant shareholder of the Company is a partner.	300,000	$300,000

June, 2002	Shares issued to various consultants	163,834	$211,043

June, 2002	Shares issued to the chief executive upon exercise of employee stock options	171,759	$92,750

June, 2002	Shares issued to the chief executive in exchange for a vote from the executive	281,946	$152,250

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger dated April 30, 2001 among Small Town Radio, Inc., Worldwide PetroMoly, Inc., Petro Merger, Inc., Gilbert Gertner and certain individual shareholders of Small Town Radio, Inc., as amended and restated, incorporated herein byreference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 7, 2001.

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

4.5
$50,000 Demand Note of the Company dated August 3, 2001, issued to John F. McMullan, incorporated herein by reference to Exhibit10.16 to the Company's Registration Statement on Form SB-2 (File No. 333-70176).

4.6	$216,000 Secured Note of the Company dated June 17, 2002, issued to Wayne Shortridge, incorporated herein by reference to Exhibit4.1 to the Company's Current Report on Form 8-K dated June 17, 2002.
4.7
Note Purchase Agreement dated as of June 17, 2002 between the Company and Wayne Shortridge, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 17, 2002.

4.8	Security Agreement dated as of June 17, 2002 between the Company and Wayne Shortridge, incorporated herein by reference to Exhibit4.3 to the Company's Current Report on Form 8-K dated June 17, 2002.
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
31.1*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204),dated November 12, 2007, executed by Daniel W. Hollis, Chairman of the Board and Chief Executive and Financial Officer of the Company.

32.1*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204),dated November 12, 2007, executed by Daniel W. Hollis, Chairman of the Board and Chief Executive and Financial Officer of the Company.

*  Filed herewith.

†  Management contract or compensatory plan

X-2