Form 10QSB
period 2004-09-30
Dutch Gold Resources Inc
filed 2007-11-19
CIK 928375

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934for the period ended September 30, 2004

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number:   000-30805

DUTCH GOLD RESOURCES, INC.

(FORMERLY SMALL TOWN RADIO, INC.)

(Exact name of small business issuer as specified in its charter)

Nevada	84-1125214
(State of Incorporation)	(I.R.S. Employer Identification No.)

3500 Lenox Road, NE
Suite 1500
Atlanta, Georgia  30326
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
Yes☐                 No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 30, 2004

Common Stock, par value $0.001 per share	13,109,000

Transitional Small Business Disclosure Format:                             Yes☐                    No☒

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENTS OF OPERATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
FORWARD LOOKING STATEMENTS
OVERVIEW AND RESULTS OF OPERATIONS
TWELVE MONTH BUSINESS OUTLOOK
OPERATING EXPENSES AND CAPITAL EXPENDITURES
SOURCE OF REVENUE
DISPOSITION OF ASSETS
OPERATING LOSSES
LIQUIDITY AND CAPITAL RESOURCES
ITEM 3.	CONTROLS AND PROCEDURES
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

i

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2004

September 30, 2004
Assets
Current Assets
Cash	$116

Total current assets	116

Note receivable	100,000

TOTAL ASSETS	$100,116

Liabilities and Stockholders' Deficit
Current Liabilities
Notes payable-stockholders	$532,500
Accounts payable	615,897
Accounts payable-related party	506,250
Accrued interest	118,256
Accrued settlement costs	260,000
Loans from shareholders	-

Total current liabilities	2,032,903

Stockholders’ Deficit
Preferred stock, $.001 par value 100,000,000 authorized, no share issued and outstanding	-
Common stock, $.001 par value 100,000,000 authorized, 11,059,000 issued and outstanding	13,109
Additional paid-in-capital	1,819,814
Accumulated deficit	(3,765,710)

Total stockholders’ deficit	(1,932,787)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100,116

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003

Net Sales	$-	$-

Operational Expenses	66,953	68,042

Operating loss	(66,953)	(68,042)

Other income (expense)

Interest	(4,922)	(6,050)

Income before income taxes	(71,875)	(74,092)

Income tax provision	-	-

Net income (loss)	(71,875)	(74,092)

Basic and fully diluted earnings per share	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	13,109,000	13,109,000

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003

Operating Activities

Net income (loss)	$(71,875)	$(74,092)
Adjustments to reconcile net loss to cash used by operating activities
Changes in assets and liabilities
Accounts receivable	-	-
Accounts payable	(320)	2,901
Accounts payable-related party	63,050	-
Accrued interest	4,922	6,050
Accrued expenses	-	8,172

Net cash used by operating activities	(4,223)	(56,969)

Investing activities

Note receivable lending	-	-

Net cash used by investing activities	-	-

Financing activities

Increase in notes payable-stockholders	-	-
Loans from shareholders	-	56,250
Stockholder contributions	-	-

Net cash provided by financing activities	-	56,250

Net (decrease)increase in cash	(4,223)	(719)

Cash, beginning of period	4,339	531

Cash, end of period	$116	$(188)

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

NOTE 2—FINANCIAL CONDITION AND GOING CONCERN

he Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies. However, as of the date of these consolidated financial statements, no formal agreement exists.

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

Overview and Results of Operations

Our business strategy is to seek additional financing to recapitalize the business and become a natural resources business.

During the three month interim period ended September 30, 2004 the Company incurred operating expenses of $66,953 and interest expenses of $4,922. The Company's net loss during the three month period ended September 30, 2004 was $71,875.

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

Operating Expenses and Capital Expenditures

Operating Expenses

Assuming that the Company is successful raising funds, we anticipate incurring operating expenses of approximately $350,000 during the next twelve months.

The primary operating expenses incurred include management and consulting fees associated with fundraising and the transition to a natural resources company.

Source of Revenue

We do not anticipate generating revenues during the next twelve months.

Operating Losses

Assuming that the Company is successful continuing to pursue it’s plan to change to a natural resources company we plan realize an operating loss of approximately $350,000 during the next twelve months.

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

Our major source of capital during the interim period ended September 30, 2004 has been short-term loans from our shareholders, as presented in the Statement of Cash Flow herein.

We anticipate that, with the combination of short-term loans from our shareholders and new investments from private investors, that these facilities would provide adequate capital to ensure sufficient liquidity and capitalization over the next twelve months. However, in addition to these potential sources of funds, we are also pursuing alternative sources of liquidity and capital resources to fund the on going operation of the Company.

In conjunction with their audit report on our consolidated financial statements as of June 30, 2004, our independent certified public accountants expressed doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

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

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings

The Company is currently involved in a dispute with a former executive officer. We believe this matter can be settled by a payment of $350,000 to the former executive officer. Upon such payment, the shares held by the former executive officer may be forfeited in connection with the settlement and he will waive his rights to amounts due from the Company of $90,000. Accordingly, the net cost of the settlement if it occurs will be $260,000 and that amount is accrued for on September 30, 2004.

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

Item 6.            Exhibits and Reports on Form 8-K

Exhibits.

31.1 - Certification  Pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002

32.1 - Certification  Pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002

Reports on Form 8-K.  During the fiscal quarter ended September 30, 2004, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Financial Officer

Date: November 15, 2007