Form 10QSB
period 2005-03-31
Dutch Gold Resources Inc
filed 2007-11-23
CIK 928375

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934for the period ended March 31, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number:   000-30805

DUTCH GOLD RESOURCES, INC.

(FORMERLY SMALL TOWN RADIO, INC.)

(Exact name of small business issuer as specified in its charter)

Nevada	84-1125214
(State of Incorporation)	(I.R.S. Employer Identification No.)

3500 Lenox Road, NE
Suite 1500
Atlanta, Georgia  30326
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
Yes☐                 No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 31, 2005

Common Stock, par value $0.001 per share	13,109,000

Transitional Small Business Disclosure Format:                             Yes☐                    No☒

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
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

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2005

March 31, 2005
Assets
Current Assets
Cash overdraft	$(1,309)

Total current assets	(1,309)

Note receivable	100,000

TOTAL ASSETS	$98,691

Liabilities and Stockholders' Deficit
Current Liabilities
Notes payable-stockholders	$537,500
Accounts payable	616,872
Accounts payable-related party	618,750
Accrued interest	127,565
Accrued settlement costs	260,000
Loans from shareholders	-

Total current liabilities	2,160,687

Stockholders’ Deficit
Preferred stock, $.001 par value 100,000,000 authorized, no share issued and outstanding	-

Common stock, $.001 par value 100,000,000 authorized, 11,059,000 issued and outstanding	13,109
Additional paid-in-capital	1,819,814
Accumulated deficit	(3,894,919)

Total stockholders’ deficit	(2,061,996)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$98,691

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2005

Net Sales	$-	$-

Operational Expenses	59,821	58,845

Operating loss	(59,821)	(58,845)

Other income (expense)

Interest	(4,387)	(4,922)

Income before income taxes	(64,208)	(63,767)

Income tax provision	-	-

Net income (loss)	(64,208)	(63,767)

Basic and fully diluted earnings per share	$(0.00)	$(0.00)

Weighted average shares outstanding	13,109,000	13,109,000

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004

	Nine Months Ended March 31, 2005	Nine Months Ended March 31, 2004

Net Sales	$-	$-

Operational Expenses	186,853	185,639

Operating loss	(186,853)	(185,639)

Other income (expense)

Interest	(14,231)	(17,022)

Income before income taxes	(201,084)	(202,661)

Income tax provision	-	-

Net income (loss)	(201,084)	(202,661)

Basic and fully diluted earnings per share	$(0.02)	$(0.02)

Weighted average shares outstanding	13,109,000	13,109,000

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004

	Nine Months Ended March 31, 2005	Nine Months Ended March 31, 2004

Operating Activities

Net income (loss)	$(201,084)	$(138,894)
Adjustments to reconcile net loss to cash used by operating activities
Note receivable from shareholder	-	(100,000)
Changes in assets and liabilities
Accounts receivable	-	-
Accounts payable	655	803
Accounts payable-related party	175,550	112,500
Accrued interest	14,231	12,100
Accrued expenses	-	(5,010)

Net cash used by operating activities	(10,648)	(118,501)

Investing activities

Note receivable lending	-	-

Net cash used by investing activities	-	-

Financing activities

Notes payable borrowings	5,000	-
Loans from shareholders	-	143,000
Retirement of stockholder note for services	-	-

Net cash provided by financing activities	5,000	143,000

Net (decrease)increase in cash	(5,648)	24,499

Cash, beginning of period	4,339	531

Cash, end of period	$(1,309)	$25,030

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

During the nine month interim period ended March 31, 2005 the Company incurred operating expenses of $186,853 and interest expenses of $14,231. The Company's net loss during the nine month period ended March 31, 2005 was $201,084.

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

OperatingLosses

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

Our major source of capital during the interim period ended March 31, 2005 has been short-term loans from our shareholders, as presented in the Statement of Cash Flow herein.

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

The Company is currently involved in a dispute with a former executive officer. We believe this matter can be settled by a payment of $350,000 to the former executive officer. Upon such payment, the shares held by the former executive officer may be forfeited in connection with the settlement and he will waive his rights to amounts due from the Company of $90,000. Accordingly, the net cost of the settlement if it occurs will be $260,000 and that amount is accrued for on March 31, 2005.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

Exhibits.

31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K. During the fiscal quarter ended March 31, 2005, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Financial Officer

Date: November 19, 2007