Form 10QSB
period 2005-09-30
Dutch Gold Resources Inc
filed 2007-11-29
CIK 928375

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934for the period ended September 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number:   000-30805

DUTCH GOLD RESOURCES, INC.

(FORMERLY SMALL TOWN RADIO, INC.)

(Exact name of small business issuer as specified in its charter)

Nevada	84-1125214
(State of Incorporation)	(I.R.S. Employer Identification No.)

3500 Lenox Road, NE
Suite 1500
Atlanta, Georgia  30326
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
Yes☐                 No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 30, 2005

Common Stock, par value $0.001 per share	13,109,000

Transitional Small Business Disclosure Format:                             Yes☐                    No☒

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
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

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2005

September 30, 2005
Assets
Current Assets
Cash	$2,339

Total current assets	2,339

TOTAL ASSETS	$2,339

Liabilities and Stockholders' Deficit
Current Liabilities
Notes payable-stockholders	$527,500
Accounts payable	621,817
Accounts payable-related party	731,250
Accrued interest	176,248
Accrued settlement costs	260,000
Loans from shareholders	15,005

Total current liabilities	2,331,820

Stockholders’ Deficit
Preferred stock, $.001 par value 100,000,000 authorized, no share issued and outstanding	-
Common stock, $.001 par value 100,000,000 authorized, 11,059,000 issued and outstanding	13,109
Additional paid-in-capital	1,819,814
Accumulated deficit	(4,162,404)

Total stockholders’ deficit	(2,329,481)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,339

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004

Net Sales	$-	$-

Operational Expenses	56,754	66,953

Operating loss	(56,754)	(66,953)

Other income (expense)

Interest	(4,387)	(4,922)

Income before income taxes	(61,141)	(71,875)

Income tax provision	-	-

Net income (loss)	(61,141)	(71,875)

Basic and fully diluted earnings per share	$(0.00)	$(0.01)

Weighted average shares outstanding	13,109,000	13,109,000

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004

Operating Activities

Net income (loss)	$(64,141)	$(71,875)
Adjustments to reconcile net loss to cash used by operating activities
Depreciation	-	-
Changes in assets and liabilities
Accounts receivable	-	-
Accounts payable	5,600	(320)
Accounts payable-related party	56,250	63,050
Accrued interest	4,387	4,922
Accrued expenses	-	-

Net cash used by operating activities	2,096	(4,223)

Investing activities

Note receivable lending	-	-

Net cash used by investing activities	-	-

Financing activities

Notes payable payments	(10,000)	-
Loans from shareholders	9,800	-
Stockholder contributions	-	-

Net cash provided by financing activities	(200)	-

Net (decrease)increase in cash	1,896	(4,223)

Cash, beginning of period	443	4,339

Cash, end of period	$2,339	$116

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

During the three month interim period ended September 30, 2005 the Company incurred operating expenses of $59,754 and interest expenses of $4,387. The Company's net loss during the three month period ended September 30, 2005 was $64,141.

Twelve Month Business Outlook

We do not currently have funds sufficient to carry out any of our operations, or to execute our plan of becoming a natural resource company.  In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private investors. There can be no assurance that we will be able to obtain debt or equity financing or generate sufficient revenue to produce positive cash flow from operations.

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

Our major source of capital during the interim period ended September 30, 2005 has been short-term loans from our shareholders, as presented in the Statement of Cash Flow herein.

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

PART II — OTHER INFORMATION

Item 1.            Legal Proceedings

The Company is currently involved in a dispute with a former executive officer. We believe this matter can be settled by a payment of $350,000 to the former executive officer. Upon such payment, the shares held by the former executive officer may be forfeited in connection with the settlement and he will waive his rights to amounts due from the Company of $90,000. Accordingly, the net cost of the settlement if it occurs will be $260,000 and that amount is accrued for on September 30, 2005.

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

Item 6.            Exhibits and Reports on Form 8-K

Exhibits.

31.1 - Certification  Pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002

32.1- Certification  Pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002

Reports on Form 8-K.  During the fiscal quarter ended September 30, 2005, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Financial Officer

Date: November 26, 2007