Form 10QSB
period 2006-03-31
Dutch Gold Resources Inc
filed 2007-11-29
CIK 928375

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934for the period ended March 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number:   000-30805

DUTCH GOLD RESOURCES, INC.

(FORMERLY SMALL TOWN RADIO, INC.)

(Exact name of small business issuer as specified in its charter)

Nevada	84-1125214
(State of Incorporation)	(I.R.S. Employer Identification No.)

3500 Lenox Road, NE
Suite 1500
Atlanta, Georgia  30326
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
Yes☐                 No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 31, 2006

Common Stock, par value $0.001 per share	13,109,000

Transitional Small Business Disclosure Format:                             Yes☐                    No☒

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
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

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2006

March 31, 2006
Assets
Current Assets
Cash	$3,053

Total current assets	3,053

TOTAL ASSETS	$3,053

Liabilities and Stockholders' Deficit
Current Liabilities
Notes payable-stockholders	$612,500
Accounts payable	23,992
Accounts payable-related party	843,750
Accrued interest	184,666
Accrued settlement costs	-
Loans from shareholders	12,005

Total current liabilities	1,676,913

Stockholders’ Deficit
Preferred stock, $.001 par value 100,000,000 authorized, no share issued and outstanding	-
Common stock, $.001 par value 100,000,000 authorized, 11,059,000 issued and outstanding	13,109
Additional paid-in-capital	1,819,814
Accumulated deficit	(3,506,783)

Total stockholders’ deficit	(1,673,860)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,053

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Net Sales	$-	$-

Operational Expenses	(721,592)	59,821

Operating loss	721,592	(59,821)

Other income (expense)

Interest	(4,031)	(4,387)

Income before income taxes	717,561	(64,208)

Income tax provision	-	-

Net income (loss)	717,561	(64,208)

Basic and fully diluted earnings per share	$0.05	$(0.00)

Weighted average shares outstanding	13,109,000	13,109,000

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005

	Nine Months Ended March 31, 2006	Nine Months Ended March 31, 2005

Net Sales	$-	$-

Operational Expenses	(604,285)	186,853

Operating loss	604,285	(186,853)

Other income (expense)

Interest	(12,805)	(14,231)

Income before income taxes	591,480	(201,084)

Income tax provision	-	-

Net income (loss)	591,480	(201,084)

Basic and fully diluted earnings per share	$0.05	$(0.02)

Weighted average shares outstanding	13,109,000	13,109,000

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005

	Nine Months Ended March 31, 2006	Nine Months Ended March 31, 2005

Operating Activities

Net income (loss)	$591,480	$(201,084)
Adjustments to reconcile net loss to cash used by operating activities
Gain on debt relief	(852,225)	-
Changes in assets and liabilities
Accounts receivable	-	-
Accounts payable	-	655
Accounts payable-related party	168,750	175,550
Accrued interest	12,805	14,231
Accrued expenses	-	-

Net cash used by operating activities	(79,190)	(10,648)

Investing activities

Note receivable lending	-	-

Net cash used by investing activities	-	-

Financing activities

Notes payable borrowings	85,000	5,000
Loans from shareholders	6,800	-
Notes payable payments	(10,000)	-

Net cash provided by financing activities	81,800	5,000

Net (decrease)increase in cash	2,610	(5,648)

Cash, beginning of period	443	4,339

Cash, end of period	$3,053	$(1,309)

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

During the interim period ended March 31, 2006 the Company had a gain on debt relief of $852,225 associated with the write of debts that had exceeded their statute of limitations.

During the nine month interim period ended March 31, 2006 the Company incurred operating expenses of $247,940 and interest expenses of $12,805. The Company's net income during the nine month period ended March 31, 2006 was $591,480.

Twelve Month Business Outlook

We do not currently have funds sufficient to carry out any of our operations or to execute our plan of become a natural resource company.  In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private investors. There can be no assurance that we will be able to obtain debt or equity financing or generate sufficient revenue to produce positive cash flow from operations.

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

Liquidity and Capital Resources

We do not currently have funds sufficient to carry out any of our operating or to execute our plan of becoming a natural resource company. In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private Investors. There can be no assurance that we will be able to obtain debt or equity financing or generate sufficient revenue to produce positive cash flow from operations.

Our major source of capital during the interim period ended March 31, 2006 has been short-term loans from our shareholders, as presented in the Statement of Cash Flow herein.

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

Not applicable.

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

Item 6.            Exhibits and Reports on Form 8-K

Exhibits.

31.1 - Certification  Pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002

32.1- Certification  Pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002

Reports on Form 8-K.  During the fiscal quarter ended March 31, 2006, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Financial Officer

Date: November 26, 2007