Form 10KSB
period 2004-06-30
Dutch Gold Resources Inc
filed 2007-12-06
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

Yes ☐   No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer's revenues for the most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of September 25, 2004, was $105,229 (based on the average bid and ask price of $0.01).

The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of September 25, 2004 was 13,109,000.

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No  ☒

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Various statements, estimates, predictions, and projections stated under "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," and elsewhere in this Annual Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of Dutch Gold Resources, Inc.. or our officers with respect to, among other things, the ability to successfully implement our operating and acquisition strategies, including trends affecting our business, financial condition and results of operations. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of the related business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. These statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that could affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

•our ability to successfully implement our operating strategies;

•changes in the availability of debt or equity capital and increases in borrowing costs or interest rates;

•changes in regional and national business and economic conditions, including the rate of inflation;

•changing demographics;

•changes in the laws and government regulations applicable to us; and

•increased competition.

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

On May 18, 2003, Small Town Radio, Inc. (the “Company”) and its wholly owned subsidiary, Small Town Radio of Georgia, Inc., filed voluntary petitions under Chapter 11 of title 11, United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”) (Case Nos. 03-67044 and 03-67043, respectively).  The Company subsequently refocused to become a natural resources company, changing its name to Tombstone Western Resources, Inc. on May 1, 2006. On December 7, 2006 the Company changed its name to Dutch Gold Resources, Inc. in anticipation of its’ acquisition of Dutch Mining, LLC which occurred January 16, 2007.

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

On November 19, 2003, Small Town Radio, Inc. and its subsidiary (collectively "the Company") entered into a Second Amendment to Asset Purchase Agreement ("the Agreement"). Under the terms of the Agreement, the Company sold all of the assets related to WDGR-AM licensed in Dahlonega, Georgia to USK Broadcasting, Inc. in exchange for cash in the amount of $270,000 and a note in the amount of $30,000 due and payable on January 19, 2004 and a second note in the amount of $100,000 due and payable November 19, 2004.

Operating Strategy

Our business strategy is to complete the sale of the Company’s assets, seek additional financing to recapitalize the business and become a natural resources company. To achieve these goals, we intend to:

•secure and maintain a buyer for the assets retained by the Company;

•coordinate the search for and the attainment of additional debt financing;

•coordinate the search for and the attainment of additional investments from private investors;

•maintain the operations of the Company to facilitate the plan of becoming a natural resources company;

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

Employees.    The Company employed one person as of June 30, 2004.

Item 2. Description of Property.

We currently lease approximately 750 square feet of space in Atlanta, Georgia for our corporate office and operations on a month-to-month basis. Our monthly rental charge for these offices is approximately $1,000 per month. We believe that these offices generally are adequate for our current needs and our needs in the immediate future.

Item 3. Legal Proceedings.

 From time to time, we are party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. At present, we are not involved in any legal proceedings nor are we party to any pending or threatening claims that could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations. We are involved in a dispute with a former executive officer. We believe that this matter can be settled by a settlement payment of $350,000 to the former executive officer including forfeiture of accounts payable to the former executive in the amount of $90,000. We have accrued for this potential expense in the amount of $260,000 as of June 30, 2004.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information and Holders

(a) Market Information.

Quotations for our common stock are reported on the OTC Bulletin Board under the symbol "DGRI." The following table sets forth the range of high and low bid information for the periods indicated since July 1, 2003:

2002	High	Low
First Quarter, Fiscal Year 2003 (July 1 to September 30)	$0.01	$0.01
Second Quarter, Fiscal Year 2003 (October 1 to December 31)	$0.01	$0.01

2003
Third Quarter, Fiscal Year 2003 (January 1 to March 31)	$0.01	$0.01
Fourth Quarter, Fiscal Year 2003 (April 1 to June 30)	$0.01	$0.01
First Quarter, Fiscal Year 2004 (July 1 to September 30)	$0.01	$0.01
Second Quarter, Fiscal Year 2004 (October 1 to December 31)	$0.01	$0.01

2004
Third Quarter, Fiscal Year 2004 (January 1 to March 31)	$0.01	$0.01
Fourth Quarter, Fiscal Year 2004 (April 1 to June 30)	$0.01	$0.01

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

(b) Holders

As of June 30, 2004, we had 189 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended June 30, 2004, no securities of the Company which were not registered under the Securities Act of 1933, as amended (the "Securities Act") were sold by the Company except as follows:

None

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

GOING CONCERN

In connection with their audit report on our consolidated financial statements as of June 30, 2004, Ronald Chadwick, PC, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

We have explored, and continue to explore, all avenues possible to raise the funds required. We have minimal revenue-producing activity. We also need capital to fund overhead and administrative costs as well as transaction expenses. At June 30, 2004, accounts payable to vendors totaled $616,217. At June 30, 2004, our current monthly cash requirement was approximately $35,000 per month. We have met our operating costs to date through loans from our shareholders; however, there can be no assurance that our shareholders will be able or willing to make additional loans to us in the future to fund continued operations. We estimate that the minimum level of funding that we will require to meet our operating requirements through June 30, 2005 is approximately $400,000.

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

Cash Flow

We have a working capital deficit of $1,960,912 at June 30, 2004 compared to a deficit of $1,867,572 at June 30, 2003. This increase in working capital deficit resulted from the operating expenses of the business offset by a gain on the sale of equipment.

For the fiscal year ended June 30, 2004, operations used $146,782 of cash. Financing activities used $149,410 during the period and consisted mainly of payments on stockholder loans. We expect to continue to have operating cash flow deficiencies for the near term, and for the remainder of the 2005 fiscal year.

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

As of June 30, 2004, we had minimal cash. We estimate that, based upon our current business plan for becoming a natural resources company, we will require up to $800,000 over the next two years. The estimated funding required for the first year of our business plan is $400,000. We believe that the funding generated by shareholder loans will be sufficient to fund cash requirements for the next year of operations.

Operations Outlook

As a result of the Company's seeking protection under the Bankruptcy Code, the Company has little operations at June 30, 2004.  Our principal source of revenue had been the sale of broadcasting time for advertising. We do not currently have funds sufficient to carry out any of our operations, or to execute our plan of becoming a natural resources company.  In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private investors. There can be no assurance that we will be able to obtain debt or equity financing or generate sufficient revenue to produce positive cash flow from operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2004 AND JUNE 30, 2003

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

The operating income for the year ended June 30, 2004 was $75,418, an increase of $1,514,450 over the year ended June 30, 2003. This increase is due to a sale of assets in 2004 and the elimination of a majority of the Company’s expenses as a result of the bankruptcy at the end of 2003. Revenue for the year ended June 30, 2004 was $0, a decrease of $38,307 over the year ended June 30, 2003. The income in 2004 included a gain of $400,000 for the sale of assets. Interest expense and financing costs for the year ended June 30, 2004 were $68,758, consistent with the prior year. The total income for the year was $6,660.

The operating loss for the year ended June 30, 2003 was $1,439,032, an increase of $308,054 over the year ended June 30, 2002. Revenue for the year ended June 30, 2003 was $38,307, a decrease of $15,851 over the year ended June 30, 2002. The loss in 2003 included a charge of $198,160 for the write off of assets as well as a charge of $136,816 for compensatory option issues. Interest expense and financing costs for the year ended June 30, 2003 were $75,805, consistent with the prior year. The total loss for the year was $1,514,837.

Item 7. Financial Statements.

The consolidated financial statements of the Company, together with the reports thereon of Ronald Chadwick PC, independent accountants, are set forth on the pages of this Annual Report on Form 10-KSB indicated below.

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

Our independent public accountants have expressed doubt about our ability to continue as a going concern in their report on our June 30, 2004 and 2003 financial statements. Our independent public accountants have advised us that our continuance as a going concern is dependent upon our ability to raise capital. There is no assurance that we will be able to raise sufficient capital or generate sufficient cash from operations to continue as a going concern.

Because of our limited operations and the fact that we are currently generating no revenue, we are unable to service our debt obligations.

We currently have approximately $532,500 in debt pursuant to promissory notes issued by us. We are presently unable to meet our interest obligations in the amount of $113,334 under these notes. We are also trying to secure additional debt financing by borrowing money from a bank, but have not yet succeeded in doing so. Our ability to satisfy our current debt service obligations, and any additional obligations we might incur will depend upon our future financial and operating performance, which, in turn, are subject to prevailing economic conditions and financial, business, competitive, legislative and regulatory factors, many of which are beyond our control. If our cash flow and capital resources continue to be insufficient to fund our debt service obligations, we may be forced to reduce or delay planned acquisitions, expansion and capital expenditures, sell assets, obtain additional equity capital or restructure our debt. We cannot assure you that our operating results, cash flow and capital resources will be sufficient for payment of our debt service and other obligations in the future.

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

If we lose our key personnel, we may be unable to successfully execute our business plan; because we currently only have one employee, he may be unable to successfully manage the business.

Our business is presently managed by a key employee, Chief Executive Officer, Daniel W. Hollis. If we lose Mr. Hollis, it could have a material adverse effect on our operations, and our ability to execute our business plan might be negatively impacted. We have entered into an employment agreement with Mr. Hollis, which include provisions restricting his ability to use our confidential information should he leave the company. However, Mr. Hollis may leave the company if he chooses to do so, and we cannot guarantee that he will not choose to do so, or that we would be able to hire similarly qualified executives if he should choose to leave.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 6, 2003, Bridges & Dunn-Rankin, LLP resigned as Small Town Radio Incorporated's ("STWIQ") independent accountants, and on December 6, 2004, the Board of Directors of Small Town Radio approved the engagement of Stark Winter Schenkein & Co., LLP as its independent accountants.

Bridges & Dunn-Rankin, LLP were the independent accountants for the Registrant for the report for the fiscal year ended June 30, 2002. The report of independent accountants issued by Bridges & Dunn-Rankin, LLP for the years ended June 30, 2002 and 2001 disclosed an uncertainty regarding the company's ability to continue as a going concern.

The Company has not filed an annual report on Form 10-KSB for the fiscal year ended June 30, 2003, and June 30, 2004 as of the date of this report and Bridges & Dunn-Rankin, LLP has not performed any audit procedures with respect to the years then ended.

During the two fiscal years ended June 30, 2001 and June 30, 2002, and subsequent interim period through the date of this report, there were no disagreements with Bridges & Dunn-Rankin, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Bridges & Dunn-Rankin, LLP's satisfaction would have caused them to make reference to the subject matter of the disagreement(s) in connection with its report.

On March 5, 2003, Bridges & Dunn-Rankin, LLP informed the Board of Directors they had noted material weaknesses in the Company's internal controls during the interim period after June 30, 2002.

The Registrant has provided to Bridges & Dunn-Rankin, LLP its former accountants, a copy of the disclosures contained in this Item 4 and the Registrant has received a letter from Bridges Dunn-Rankin, LLP, addressed to the Commission, confirming the statements made by the Registrant in this Item 4.

During the two fiscal years of the Registrant ended June 30, 2002 and the subsequent period hereto, Small Town Radio did not consult with Stark Winter Schenkein & Co., LLP regarding any matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

Item 8A.  Controls and Procedures

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served a such:

Name	Age	Title

Daniel W. Hollis	53	Chairman of the Board and Chief Executive Officer
Donald Boyd	37	Director
William Fleming	58	Director
Eric J. Froistad	47	Director
John McMullan, CPA	68	Director
Lance J. Rosmarin	42	Director

On June 4, 2004, William Fleming, John McMullan, and Eric J. Froistad resigned as members of the Board of Directors.. None of these directors resigned as a result of any disagreement with the Company or its officers and directors. Their seats on the board shall remain vacant until the next regularly scheduled vote of the Company's shareholders.

Daniel W. Hollis, 53,Chairman of the Board and Chief Executive Officer. Mr. Hollis has served as our Chairman and Chief Executive Officer since February 11, 2002. Mr. Hollis is an experienced entrepreneur who combines both operational experience and financial acumen. He has been a Registered Principal of an NASD brokerage, and participated in both private and public financings. He has led numerous start-ups, primarily in healthcare and technology. In addition to his role at the Company and since 2001. Mr. Hollis serves as Chairman of Segue Solutions, LLC, a privately held technology company. Prior thereto and from 1997, he served as consultant to numerous privately held companies through Bagswell Capital, LLC, a privately held management consultancy. From 1995 to 1999, Mr. Hollis was Chairman and CEO of Alignis, Inc., a privately held, venture capital-funded, specialty managed healthcare company.

Donald Boyd, 37, Director. Mr. Boyd is a radio station executive with 15 years' experience in the radio broadcast industry. Prior to joining the Company on July 30, 2001 and from 1999, he was Regional General Manager for Root Communication, where he had profit and operations responsibility for seven stations in three markets similar to the markets we target. From June 1998 to December 1999, Mr. Boyd was a manager with Dickey Brothers Broadcasting, Inc. From June 995 to June 1998, he owned and operated a profitable radio station in Gainesville, Florida.

William Fleming, 58, Director. Mr. Fleming has been a member of our Board of Directors since June 2001. Prior thereto and since 1985, he has been the principal of William Fleming & Associates, which provides financial consulting services to radio stations, including emerging companies. Mr. Fleming has focused his work on smaller, emerging companies, radio entrepreneurs, and first-time owners. He also is a co-owner of four radio stations in Indiana.

Eric J. Froistad, 47, Director. Mr. Froistad has been a member of our Board of Directors since April 4, 2002. He presently is the Chief Financial Officer of Enhancement Services Corporation, a loyalty program management company in Roswell, Georgia. He has over twenty-two years of financial management experience, with an extensive background in financing transactions, mergers and acquisitions, and financial management systems for entrepreneurial companies in diverse industries. Prior to joining Enhancement Services in 1995 and until 1999, Mr. Froistad was Chief Financial Officer for Alignis, Inc., a specialty healthcare company in Atlanta, Georgia. Prior thereto and from 1991 until 1995, he served in various senior financial management positions for New World Communications Group, an integrated media company. Mr. Froistad started his career with the public accounting firm of Arthur Andersen & Co. in Denver, Colorado, leaving the firm as a senior manager in audit services. He received a BS in Accounting from the University of Colorado.

John McMullan, CPA, 68, Director. Mr. McMullan has been a member of our Board of Directors since June 7, 2001. Since 1990, he has been the Chief Executive Officer of Camden Real Estate Company, a family-owned real estate investment company. In addition, Mr. McMullan acts as a consultant to the long-term health care industry, and is licensed as a Certified Public Accountant in the State of Georgia.

Lance J. Rosmarin, 42, Director. Mr. Rosmarin has been a member of our Board of Directors since June 1, 2001. From 1993 to June 1, 2001, he was Secretary, Treasurer and a Director of Worldwide PetroMoly Corporation, which became our operating subsidiary in July 1996. Following our acquisition of Worldwide PetroMoly, Mr. Rosmarin served as our Chief Financial and Accounting Officer from July 1996 to June 1, 2001, and as our President from January 1998 to June 1, 2001. From 1993 to 1996, in addition to his position with Worldwide PetroMoly, he served as Vice President and Secretary and was a Director of Citadel Computer Systems, Inc., as well as serving as an officer and director of several private companies. From 1990 to1993, Mr. Rosmarin was employed by Gertner, Aron, Ledet and Lewis Investments.

Directors are elected to serve one year terms and until their earlier resignation or removal.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

The table below shows the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the year ended June 30, 2004 to the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the year ended June 30, 2004 (our "named executive officers"):

		Annual Compensation				Long Term Compensation

Name and Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards($)	Securities Underlying Options/SARS (#)	All Other Compensation ($)
DanielW. Hollis Chairman and Chief Executive Officer(1)	2004 2003	$	- -	- -	- -	- -	- -	224,251 -

Donald Boyd	2004 2003	$	- -	- -	- -	- -	- -	- -

Dr.MichaelG. Cobb	2004 2003	$	- -	- -	- -	- -	- -	- -

William Fleming	2004 2003	$	- -	- -	- -	- -	- -	- -

Eric J. Froistad	2004 2003	$	- -	- -	- -	- -	- -	- -

John McMullan	2004 2003	$	- -	- -	- -	- -	- -	- -

LanceJ. Rosmarin	2004 2003	$	- -	- -	- -	- -	- -	- -

(1) Mr. Hollis became our Chairman and Chief Executive Officer on February 11, 2002, pursuant to a consulting agreement.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The table below shows the number of options to purchase shares of our common stock that were granted to each of our named executive officers during fiscal 2004:

Name	Number of Securities Underlying Options/SARs Granted(#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/share)	Expiration Date
Daniel W. Hollis	0	0	0

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The table below shows the number of stock options held at the end of or exercised during fiscal 2003 for each of our named executive officers:

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options/SARs at Fiscal Year-End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel W. Hollis	46,296	0	26,971	19,325	$270	$193

(1) Based on $0.01 per share, the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board on June 30, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 The table below shows the amount of common stock of the Company beneficially owned as of September 25, 2004 by each of the following:

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

Name and Address(1)	Amount and Nature of BeneficialOwnership(2)	Percentage of Class(3)
Daniel W. Hollis (4)	1,646,939	12.6%

Donald Boyd (4)(5)	124,457	.09%

William Fleming (7)	216,636	1.7%

Eric J. Froistad (7)	37,037	0.03

John McMullan (5) (7)	244,414	1.9%

Lance Rosmarin (5)	316,666	2.4%

Gilbert Gertner 1300 Post Oak Blvd, Suite 1985 Houston, TX 77056	833,342	6.4%

Wayne Shortridge (6) 600 Peachtree Street, NE, Suite 2400 Atlanta, GA 30308-2222	1,363,581	10.4%

All directors and executive officers as a group(7 persons)	2,586,149	19.7%

* Less than one percent of our common stock.

(1) If no address is given, the named individual is an executive officer or director of Small Town Radio, Inc., whose business address is 1800 Century Boulevard, Suite 1200, Atlanta, Georgia 30045.

(2) Shares of common stock that a person has the right to acquire within 60 days of October 9, 2004 are deemed outstanding for computing the percentage ownership of the person having the right to acquire such shares, but are not deemed outstanding for computing the percentage ownership of any other person.

(3) As of September 15, 2004, there were 13,109,000 shares of common stock issued and outstanding.

(4) Includes the following numbers of shares of common stock that may be acquired within 60 days of October 9, 2004 through the exercise of stock options: all directors and executive officers as a group, 46,296 shares.

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

(7) Resigned from the Board of Directors on June 4, 2004.

Equity Compensation Plan Information

The following table provides certain information about our equity compensation plans:
Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities Remaining Available Forfeiture issuance under equity compensation plans
Equity compensation plans approved by stockholders	0	0	0
Equity compensation plans not approved by stockholders	46,236	$0.54	1,064,875

Total	43,236	$0.54	1,064,875

Item 12. Certain Relationships and Related Transactions.

Notes Payable to Bolling Investments, LLC.  In 2001, Bolling Investments, LLC, one of our founding stockholders, has made two separate loans to Small Town Radio, Inc. in a total principal amount equal to $17,500. The loans are evidenced by demand notes and bear interest at 12% per annum. We believe that the terms of these loans are at least as favorable to us as any loan we could obtain through arms-length bargaining with an unrelated party.

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

Note Payable to Wayne Shortridge.  Wayne Shortridge, the only member of our stockholder Bolling Investments, LLC, one of our founding stockholders, made several additional loans in 2003 to Small Town Radio, Inc. in a total principal amount equal to $102,300. The loans are evidenced by demand notes and bear interest at 12% per annum. We believe that the terms of these loans are at least as favorable to us as any loan we could obtain through arms-length bargaining with an unrelated party.

Item 13. Exhibits, List and Reports on Form 8-K.

(a) Exhibits. Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of this Annual Report on Form 10-KSB.

(b) Reports on Form 8-K. During the fiscal quarter ended June 30, 2004, we filed the following Current Reports on Form 8-K:

None.

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Ronald Chadwick, P.C. for fiscal 2004 and 2003.

	Fiscal 2004		Fiscal 2003

Audit fees (1)	$	---		$10,000
Audit-related fees		$3,500	$	---
Tax fees (2)	$		$
All other fees		$500	$	---

(1)  Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)  For fiscal 2004 and 2003, respectively, tax fees principally included tax compliance fees of $500 and $0.

All audit related services, tax services and other services are and were pre-approved by the Company’s Board of Directors, which concluded that the provision of such services by Ronald Chadwick, P.C., was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Financial Officer

Date:	December 6, 2007

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)

 FINANCIAL STATEMENTS
 As of June 30, 2004 and 2003
 and for the years then ended

 with

 REPORT OF INDEPENDENT ACCOUNTANT

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Dutch Gold Resources, Inc.
Atlanta, Georgia

I have audited the accompanying consolidated balance sheets of Dutch Gold Resources, Inc. (formerly Small Town Radio, Inc.) as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dutch Gold Resources, Inc. as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick P.C.
October 25, 2007	RONALD R. CHADWICK, P.C.

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2004 AND 2003

	June 30, 2004	June 30, 2003
Assets
Current Assets
Cash	$4,339	$531

Total current assets	4,339	531

Other Assets
Note receivable	100,000	-

Total other assets	100,000	-

TOTAL ASSETS	$104,339	$531

Liabilities and Stockholders' Deficit
Current Liabilities
Notes payable-stockholders	$532,500	$655,300
Accounts payable	616,217	616,217
Accounts payable-related party	443,200	225,000
Accrued interest	113,334	91,776
Accrued settlement costs	260,000	260,000
Loans from shareholders	-	19,810

Total current liabilities	1,965,251	1,868,103

Stockholders’ Deficit
Preferred stock, $.001 par value 100,000,000 authorized, no share issued and outstanding in 2004 and 2003	-	-
Common stock, $.001 par value 100,000,000 authorized, 13,109,000 issued and outstanding in 2004 and 2003	13,109	13,109
Additional paid-in-capital	1,819,814	1,819,814
Accumulated deficit	(3,693,835)	(3,700,495)

Total stockholders’deficit	(1,860,912)	(1,867,572)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$104,339	$531

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

	June 30, 2004	June 30, 2003

Net Sales	$-	$38,307

Operational Expenses

Organizational, selling, general and administrative expenses	1,579	34,217
Programming and production	4,022	1,734
Professional fees	83,967	307,292
Stock options expense	-	136,816
Write off expense	-	198,160
Rent and repairs and maintenance	10,014	24,452
Salaries, wages and benefits	225,000	601,501
Depreciation	-	16,865
Other	-	156,302

	324,582	1,477,339

Operating other – gain on sale of assets	400,000	-

Operating income (loss)	75,418	(1,439,032)

Other income (expense)

Interest expense	(68,758)	(75,805)

Income before income taxes	6,660	(1,514,837)

Income tax provision	-	-

Net income (loss)	6,660	(1,514,837)

Basic earnings per share	$0.00	$(0.12)
Weighted average shares outstanding	13,109,000	13,109,000
Fully diluted earnings per share	$0.00	$(0.12)
Fully diluted weighted average shares outstanding	13,136,777	13,109,000

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2004 and 2003

	June 30, 2004	June 30, 2003
Operating Activities

Net income (loss)	$6,660	$(1,514,837)
Adjustments to reconcile net loss to cash used by operating activities
Depreciation	-	16,865
Impairment of fixed assets	-	91,785
Impairment of broadcast license	-	106,375
Gain on sale of assets	(400,000)	-
Stock subscription receivable	-	152,250
Stock issued for services	-	433,251
Stock option expense	-	136,816
Changes in assets and liabilities
Accounts receivable	-	8,335
Accounts payable	-	128,345
Accounts payable-related party	225,000	225,000
Accrued interest	21,558	73,688

Net cash used by operating activities	(146,782)	(142,127)
Investing activities
Note receivable lending	30,000	-
Note receivable receipts	(30,000)
Sale of fixed assets	300,000	-

Net cash used by investing activities	300,000	-
Financing activities
Decrease in notes payable-stockholders	(152,800)	122,800
Loans from shareholders	(26,610)	19,810
Notes payable borrowings	30,000	-

Net cash provided by financing activities	(149,410)	142,610

Net (decrease)increase in cash	3,808	483

Cash, beginning of period	531	48

Cash, end of period	$4,339	$531
Non-cash investing and financing activities-issued a $100,000 note receivable as partial payment for fixed assets in fiscal 2004	$100,000	$-
Cash paid for interest and income taxes	$47,200	$-
Cash paid for income taxes	$-	$-

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

	Common Stock			Stock
		Dollars at	Paid in Cap.	Subscription	Accum	Stockholders'
	Shares	Par ($.001)	Dollars $	Receivable	Deficit	Deficit

Balances 6/30/02	9,912,061	$9,912	$1,252,944	$(152,250)	$(2,185,658)	$(1,075,052)

Payment of stock subscription receivable				152,250		152,250

Compensatory stock issuances	3,196,939	3,197	430,054			433,251

Compensatory option issuances,			136,816			136,816

Gain (loss) for year					(1,514,837)	(1,514,837)

Balances 6/30/03	13,109,000	$13,109	$1,819,814	$-	$(3,700,495)	$(1,867,572)

Gain (loss) for year					6,660	6,660

Balances 6/30/2004	13,109,000	$13,109	$1,819,814	$-	$(3,693,835)	$(1,860,912)

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC. (formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Small Town Radio, Inc. , A Nevada Corporation, ("the Company") decided to exit the radio business and subsequently filed for bankruptcy on May of 2003. Since leaving the radio business the Company refocused to become a natural resources company, changing its name to Tombstone Western Resources, Inc. on May 1, 2006. On December 7, 2006 the Company changed its name to Dutch Gold Resources, Inc. in anticipation of its’ acquisition of Dutch Mining, LLC which occurred January 7, 2007.

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

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is computed using the straight-line method. There was no property and equipment at June 30, 2004.

ACQUIRED BRAODCAST LICENSE

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

DUTCH GOLD RESOURCES, INC. (formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADVERTISING REVENUES AND COSTS

The Company has incurred no advertising costs. Advertising revenues are recognized monthly based on the advertising that has been provided versus the total amount of advertising required under the terms of the advertising agreement. At June 30, 2004 the Company had deferred no advertising revenue.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

ACCOUNTS RECEIVABLE

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2004 and 2003 the Company had no balance in its allowance for doubtful accounts.

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

DUTCH GOLD RESOURCES, INC. (formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—INCOME TAX

A reconciliation of tax at the combined federal and state income tax rates and actual tax expense is provided below:

	June 30, 2004	June 30, 2003
Federal and state income tax at the applicable rates	$1,320	(302,967)
Change in valuation allowance	(1,320)	302,967

Actual tax expense	—	—
	__	__

        The components of the deferred tax asset are as follows:

	June 30, 2004	June 30, 2003
Net operating losses and start-up costs	$1,112,253	1,113,573
Valuation allowance	(1,112,253)	(1,113,573)

Net deferred tax asset	—	—

The valuation allowance at June 30, 2004 is $1,112,253 and was decreased by $1,320 during 2004. The valuation allowance at June 30, 2003 was $1,113,573 and was increased by $302,967 during 2003. During the current year, the increase in the valuation allowance was due to additional losses incurred by the Company. We consider the valuation allowance necessary and appropriate in light of the Company's history of recurring losses.

NOTE 3—STOCK OPTIONS

The Company maintains an incentive stock option plan which is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees.

The following is a summary of the status of the Company's stock option plan.

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding, June 30, 2002	270,570	$1.38
Options issued in the year ended June 30, 2003	0	0
Options lapsing during the year	(224,334)
	1.67

Balance, June 30, 2003	46,236
Options exercised during the year	0
Options lapsing during the year	(46,236)	$0.54

Balance, June 30, 2004	0	$

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

Year Ended June 30, 2004
Net income per financial statements	$6,660
Pro forma compensation expense for employee stock options	0
Assumed income tax benefit	—

Pro forma net income	$6,660

Pro forma net income	$0.00

Year Ended June 30, 2003
Net loss per financial statements	$(1,514,837)
Pro forma compensation expense for employee stock options	(175,458)
Assumed income tax benefit	—

Pro forma net loss	$(1,690,295)

Pro forma net loss per share	$(.17)

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

NOTE 4 — RELATED PARTY TRANSACTIONS

The Company established a note receivable with a stockholder for $100,000. The note bears interest at 5% per annum and is due on November 19, 2004.

The Company had outstanding notes payable to certain stockholders of $532,500 at June 30, 2004. These notes are unsecured, save for a $63,200 note secured by all assets. The notes are payable upon demand, and bear interest primarily at 12% with certain late penalties.

The Company had outstanding notes payable to certain stockholders of $655,300 at June 30, 2003. These notes are unsecured, save for a $216,000 note secured by all assets. The notes are payable upon demand, and bear interest at primarily 12% with certain late penalties.

DUTCH GOLD RESOURCES, INC. (formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the issuance of a note payable to a stockholder in the amount of $216,000 on June 17, 2002, the Company issued the stockholder a warrant to purchase 58,245 shares of the Company's common stock at a price per share of $2.82. The warrant expires on June 17, 2012.

There is one note for $10,000 that is convertible to common shares at $0.36 per share.

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

Future minimum lease payments under these leases is as follows:

For 2003 =  2004-$14,400, 2005-$15,255, 2006-15,255, 2007-$22,990 and $67,888 in total.
For 2004 =  2005-$15,255, 2006-15,255, 2007-$22,990 and $53,500 in total.

The Company is currently involved in a dispute with a former executive officer. We believe this matter can be settled by a payment of $350,000 to the former executive officer. Upon such payment, the shares held by the former executive officer may be forfeited in connection with the settlement and he will waive his rights to amounts due from the Company of $90,000. Accordingly, the net cost of the settlement if it occurs will be $260,000 and that amount is accrued for on June 30, 2004 and 2003.

NOTE 7—ISSUANCE OF SHARES IN EXCHANGE FOR SERVICES

During the fiscal year ended June 30, 2003, the Company issued 3,196,939 shares in exchange for services valued at $433,251. Substantially all of these shares were issued to either directors or employees of the Company or entities affiliated with directors or employees of the Company.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger dated April 30, 2001 among Small Town Radio, Inc., Worldwide PetroMoly, Inc., Petro Merger, Inc., Gilbert Gertner and certain individual shareholders of Small Town Radio, Inc., as amended and restated, incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 7, 2001.

2.2
Agreement and Plan of Merger dated as of May 3, 2002 among Worldwide PetroMoly, Inc., a Colorado corporation, and Small Town Radio, Inc., a Nevada corporation incorporated herein by referrel incorporated herein by reference to Exhibit B to the Company’s Definitive Information Statement and Form DEF14C filed on May 6, 2002

2.3
Warranty Bill of Sale and Assignment dated June 25, 2002 among Greenwood Communications Corp., Ann B. Greenwood and the Company, incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 17, 2002.

3i.1	Articles of Incorporation of Small Town Radio, Inc. incorporated herein by reference to Exhibit C to the Company’s Definitive Information Statement and Form DEF14C filed on May 6, 2002
3ii.1	Bylaws of Small Town Radio, Inc. incorporated herein by reference to Exhibit C to the Company’s Definitive Information Statement and Form DEF14C filed on May 6, 2002
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
31.1*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204),dated December 6, 2007, executed by Daniel W. Hollis, Chairman of the Board and Chief Executive and Financial Officer of the Company.

32.1*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204),dated December 6, 2007, executed by Daniel W. Hollis, Chairman of the Board and Chief Executive and Financial Officer of the Company.

*  Filed herewith.

†  Management contract or compensatory plan

X-2