Form 10KSB
period 2005-06-30
Dutch Gold Resources Inc
filed 2007-12-14
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

(404) 419-2440
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of September 25, 2005, was $88,240 (based on the average bid and ask price of $0.01).

The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of September 25, 2005 was 13,109,000.

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

Source of Revenues

We do not anticipate generating revenues in the next twelve months.

Employees.

The Company employed one person as of June 30, 2005.

Item 2. Description of Property.

We currently lease approximately 750 square feet of space in Atlanta, Georgia for our corporate office and operations on a month-to-month basis. Our monthly rental charge for these offices is approximately $1,000 per month. We believe that these offices generally are adequate for our current needs and our needs in the immediate future.

Item 3. Legal Proceedings.

From time to time, we are party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. At present, we are not involved in any legal proceedings nor are we party to any pending or threatening claims that could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations. We are involved in a dispute with a former executive officer. We believe that this matter can be settled by a settlement payment of $350,000 to the former executive officer including forfeiture of accounts payable to the former executive in the amount of $90,000. We have accrued for this potential expense in the amount of $260,000 as of June 30, 2005.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information and Holders

(a) Market Information.

Quotations for our common stock are reported on the OTC Bulletin Board under the symbol "DGRI." The following table sets forth the range of high and low bid information for the periods indicated since July 1, 2004:

2003	High	Low
First Quarter, Fiscal Year 2004 (July 1 to September 30)	$0.01	$0.01
Second Quarter, Fiscal Year 2004 (October 1 to December 31)	$0.01	$0.01

2004
Third Quarter, Fiscal Year 2004 (January 1 to March 31)	$0.01	$0.01
Fourth Quarter, Fiscal Year 2004 (April 1 to June 30)	$0.01	$0.01
First Quarter, Fiscal Year 2005 (July 1 to September 30)	$0.01	$0.01
Second Quarter, Fiscal Year 2005 (October 1 to December 31)	$0.01	$0.01

2005
Third Quarter, Fiscal Year 2006 (January 1 to March 31)	$0.01	$0.01
Fourth Quarter, Fiscal Year 2006 (April 1 to June 30)	$0.01	$0.01

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

(b) Holders

As of June 30, 2005, we had 178 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended June 30, 2005, no securities of the Company which were not registered under the Securities Act of 1933, as amended (the "Securities Act") were sold by the Company except as follows:

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

We have explored, and continue to explore, all avenues possible to raise the funds required. We have minimal revenue-producing activity. We also need capital to fund overhead and administrative costs as well as transaction expenses. At June 30, 2005, accounts payable to vendors totaled $616,217. At June 30, 2005, our current monthly cash requirement was approximately $35,000 per month. We have met our operating costs to date through loans from our shareholders; however, there can be no assurance that our shareholders will be able or willing to make additional loans to us in the future to fund continued operations. We estimate that the minimum level of funding that we will require to meet our operating requirements through June 30, 2006 is approximately $400,000.

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

Cash Flow

We have a working capital deficit of $2,265,340 at June 30, 2005 compared to a deficit of $1,960,912 at June 30, 2004,3. This increase in working capital deficit resulted from the operating expenses of the business offset by a gain on the sale of equipment.

For the fiscal year ended June 30, 2005, operations used $22,101 of cash. Financing activities provided $17,005 during the period and consisted mainly of stockholder loans. We expect to continue to have operating cash flow deficiencies for the near term, and for the remainder of the 2006 fiscal year.

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

As of June 30, 2005, we had minimal cash. We estimate that, based upon our current business plan for becoming a natural resources company, we will require up to $800,000 over the next two years. The estimated funding required for the first year of our business plan is $400,000. We believe that the funding generated by shareholder loans will be sufficient to fund cash requirements for the next year of operations.

Operations Outlook

As a result of the Company's seeking protection under the Bankruptcy Code, the Company has little operations at June 30, 2005. We do not currently have funds sufficient to carry out any of our operations, or to execute our plan of becoming a natural resources company.  In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private investors. There can be no assurance that we will be able to obtain debt or equity financing or generate sufficient revenue to produce positive cash flow from operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2005 AND JUNE 30, 2004

The operating loss for the year ended June 30, 2005 was $345,901, a decrease of $421,319 over the year ended June 30, 2004. This decrease is due to a sale of assets in 2004. Revenue for the year ended June 30, 2005 was $0, the same as the year ended June 30, 2004. The income in 2004 included a gain of $400,000 for the sale of assets. Interest expense and financing costs for the year ended June 30, 2005 were $58,527, consistent with the prior year. The total loss for the year was $404,428.

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

Our independent public accountants have expressed doubt about our ability to continue as a going concern in their report on our June 30, 2005 and 2004 financial statements. Our independent public accountants have advised us that our continuance as a going concern is dependent upon our ability to raise capital. There is no assurance that we will be able to raise sufficient capital or generate sufficient cash from operations to continue as a going concern.

Because of our limited operations and the fact that we are currently generating no revenue, we are unable to service our debt obligations.

We currently have approximately $537,500 in debt pursuant to promissory notes issued by us. We are presently unable to meet our interest obligations in the amount of $171,861 under these notes. We are also trying to secure additional debt financing by borrowing money from a bank, but have not yet succeeded in doing so. Our ability to satisfy our current debt service obligations, and any additional obligations we might incur will depend upon our future financial and operating performance, which, in turn, are subject to prevailing economic conditions and financial, business, competitive, legislative and regulatory factors, many of which are beyond our control. If our cash flow and capital resources continue to be insufficient to fund our debt service obligations, we may be forced to reduce or delay planned acquisitions, expansion and capital expenditures, sell assets, obtain additional equity capital or restructure our debt. We cannot assure you that our operating results, cash flow and capital resources will be sufficient for payment of our debt service and other obligations in the future.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served a such:

Name	Age	Title
Daniel W. Hollis	54	Chairman of the Board and Chief Executive Officer
Donald Boyd	38	Director
Lance J. Rosmarin	43	Director

On June 4, 2004, William Fleming, John McMullan, and Eric J. Froistad resigned as members of the Board of Directors. None of these directors resigned as a result of any disagreement with the Company or its officers and directors. Their seats on the board shall remain vacant until the next regularly scheduled vote of the Company's shareholders.

Daniel W. Hollis, 54,Chairman of the Board and Chief Executive Officer. Mr. Hollis has served as our Chairman and Chief Executive Officer since February 11, 2002. Mr. Hollis is an experienced entrepreneur who combines both operational experience and financial acumen. He has been a Registered Principal of an NASD brokerage, and participated in both private and public financings. He has led numerous start-ups, primarily in healthcare and technology. In addition to his role at the Company and since 2001. Mr. Hollis serves as Chairman of Segue Solutions, LLC, a privately held technology company. Prior thereto and from 1997, he served as consultant to numerous privately held companies through Bagswell Capital, LLC, a privately held management consultancy. From 1995 to 1999, Mr. Hollis was Chairman and CEO of Alignis, Inc., a privately held, venture capital-funded, specialty managed healthcare company.

Donald Boyd, 38, Director. Mr. Boyd is a radio station executive with 15 years' experience in the radio broadcast industry. Prior to joining the Company on July 30, 2001 and from 1999, he was Regional General Manager for Root Communication, where he had profit and operations responsibility for seven stations in three markets similar to the markets we target. From June 1998 to December 1999, Mr. Boyd was a manager with Dickey Brothers Broadcasting, Inc. From June 995 to June 1998, he owned and operated a profitable radio station in Gainesville, Florida.

Lance J. Rosmarin, 43, Director. Mr. Rosmarin has been a member of our Board of Directors since June 1, 2001. From 1993 to June 1, 2001, he was Secretary, Treasurer and a Director of Worldwide PetroMoly Corporation, which became our operating subsidiary in July 1996. Following our acquisition of Worldwide PetroMoly, Mr. Rosmarin served as our Chief Financial and Accounting Officer from July 1996 to June 1, 2001, and as our President from January 1998 to June 1, 2001. From 1993 to 1996, in addition to his position with Worldwide PetroMoly, he served as Vice President and Secretary and was a Director of Citadel Computer Systems, Inc., as well as serving as an officer and director of several private companies. From 1990 to1993, Mr. Rosmarin was employed by Gertner, Aron, Ledet and Lewis Investments.

Fredrick J. Alger, 38, Chief Financial Officer. On December 27, 2004, the Board of Directors approved the appointment of Fredrick J. Alger, C.P.A. as Chief Financial Officer of the Company. Prior to his appointment, Mr. Alger served as Chief Financial Officer of Orbit Brands Corporation. Mr. Alger holds an MBA in Finance from Loyola College, and a BS in Accounting from the University of Maryland. Mr. Alger also served in the United States Marine Corps from 1983-1989.

Directors are elected to serve one year terms and until their earlier resignation or removal.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

The table below shows the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the year ended June 30, 2005 to the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the year ended June 30, 2005 (our "named executive officers"):

		Annual Compensation				Long Term Compensation
Name and Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award ($)	Securities Underlying Options/SARS (#)	All Other Compensation ($)
Daniel W. Hollis	2005	$	−	−	−	−	−	−
Chairman and Chief Executive Officer(1)	2004		−	−				−

Fredrick J. Alger	2005	$	−	−	178	−	−	−
Chief Financial Officer(2)	2004		−	−				−

Donald Boyd	2005	$	−	−		−	−	−
	2004		−	−	−		−	−

Lance J. Rosmarin	2005	$	−	−	−	−	−	−
	2004		−	−				−

(1) Mr. Hollis became our Chairman and Chief Executive Officer on February 11, 2002, pursuant to a consulting agreement.
(2) Mr. Alger became our Chief Financial Officer on December 27, 2004, pursuant to a consulting agreement.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The table below shows the number of options to purchase shares of our common stock that were granted to each of our named executive officers during fiscal 2005:

Name	Number of Securities Underlying Options/SARs Granted(#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/share)	Expiration Date
Daniel W. Hollis	−	−	−

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The table below shows the number of stock options held at the end of or exercised during fiscal 2005 for each of our named executive officers:

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options/SARs at Fiscal Year-End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel W. Hollis	46,296	−	38,527	7,769	$385	$78

(1) Based on $0.01 per share, the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board on June 30, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 The table below shows the amount of common stock of the Company beneficially owned as of September 25, 2005 by each of the following:

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

Name and Address(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class(3)
Daniel W. Hollis (4)	1,646,939	12.6%

Donald Boyd (4)(5)	124,457	.09%

Lance Rosmarin (5)	316,666	2.4%

Gilbert Gertner 1300 Post Oak Blvd, Suite 1985 Houston, TX 77056	833,342	6.4%

Wayne Shortridge (6) 600 Peachtree Street, NE, Suite 2400 Atlanta, GA 30308-2222	1,363,581	10.4%
All directors and executive officers as a group(3 persons)	2,088,062	15.9%

* Less than one percent of our common stock.

(1) If no address is given, the named individual is an executive officer or director of Small Town Radio, Inc., whose business address is 1800 Century Boulevard, Suite 1200, Atlanta, Georgia 30045.

(2) Shares of common stock that a person has the right to acquire within 60 days of October 9, 2005 are deemed outstanding for computing the percentage ownership of the person having the right to acquire such shares, but are not deemed outstanding for computing the percentage ownership of any other person.

(3) As of September 15, 2005, there were 13,109,000 shares of common stock issued and outstanding.

(4) Includes the following numbers of shares of common stock that may be acquired within 60 days of October 9, 2005 through the exercise of stock options: all directors and executive officers as a group, 46,296 shares.

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

Equity Compensation Plan Information

The following table provides certain information about our equity compensation plans:

Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available forfeiture issuance under equity compensation plans
Equity compensation plans approved by stockholders	-	-	-
Equity compensation plans not approved by stockholders	46,236	$0.54	1,064,875

Total	43,236	$0.54	1,064,875

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

(b) Reports on Form 8-K. During the fiscal quarter ended June 30, 2005, the Company filed the following Current Reports on Form 8-K:

None.

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Ronald Chadwick, P.C. for fiscal 2005 and 2004.

	Fiscal 2005		Fiscal 2004

Audit fees (1)	$	---	$	---
Audit-related fees		$1,500		$3,500
Tax fees (2)	$		$
All other fees		$500		$500

(1)  Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)  For fiscal 2005 and 2004, respectively, tax fees principally included tax compliance fees of $0 and $0.

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

Date: December 14, 2007

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)

 FINANCIAL STATEMENTS
 As of June 30, 2005 and 2004
 and for the years then ended

with

 REPORT OF INDEPENDENT ACCOUNTANT

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Dutch Gold Resources, Inc.
Atlanta, Georgia

I have audited the accompanying consolidated balance sheets of Dutch Gold Resources, Inc. (formerly Small Town Radio, Inc.) as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dutch Gold Resources, Inc. as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2005 AND 2004

	June 30, 2005	June 30, 2004
Assets
Current Assets
Cash	$443	$4,339

Total current assets	443	4,339

Other Assets
Note receivable	-	100,000

Total other assets	-	100,000

TOTAL ASSETS	$443	$104,339

Liabilities and Stockholders’ Deficit
Current Liabilities
Notes payable-stockholders	$537,500	$532,500
Accounts payable	616,217	616,217
Accounts payable-related party	675,000	443,200
Accrued interest	171,861	113,334
Accrued settlement costs	260,000	260,000
Loans from shareholders	5,205	-

Total current liabilities	2,265,783	1,965,251

Stockholders’ Deficit
Preferred stock, $.001 par value 100,000,000 authorized, no share issued and outstanding in 2005 and 2004	-	-
Common stock, $.001 par value 100,000,000 authorized, 13,109,000 issued and outstanding in 2005 and 2004	13,109	13,109
Additional paid-in-capital	1,819,814	1,819,814
Accumulated deficit	(4,098,263)	(3,693,835)

Total stockholders’ deficit	(2,265,340)	(1,860,912)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$443	$104,339

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2005 and 2004

	June 30, 2005	June 30, 2004

Net Sales	$-	$-

Operational Expenses

Organizational, selling, general and administrative expenses	6,193	1,579
Programming and production	-	4,022
Professional fees	5,750	83,967
Write off expense	98,800	-
Rent and repairs and maintenance	10,158	10,014
Salaries, wages and benefits	225,000	225,000

	345,901	324,582

Operating other - gain on sale of assets	-	400,000

Operating loss	(345,901)	75,418

Other income (expense)

Interest expense	(58,527)	(68,758)

Income before income taxes	(404,428)	6,660

Income tax provision	-	-

Net income	(404,428)	6,660

Basic earnings per share	$(0.03)	$0.00
weighted average shares outstanding	13,109,000	13,109,000
Fully diluted earnings per share	$(0.03)	$0.00
Fully diluted weighted average shares outstanding	13,136,777	13,109,000

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2005 and 2004

	June 30, 2005	June 30, 2004

Operating Activities
Net income (loss)	$(404,428)	$6,660
Adjustments to reconcile net loss to cash used by operating activities
Gain on sale of assets		(400,000)
Note receivable from shareholder-write-off	98,800
Changes in assets and liabilities
Accounts payable-related party	225,000	225,000
Accrued interest	58,527	21,558

Net cash used by operating activities	(22,101)	(146,782)
Investing activities
Sale of fixed assets	-	300,000
Note receivable lending	(1,200)	30,000
Note receivable receipts	-	(30,000)

Net cash used by investing activities	(1,200)	330,000

Financing activities
Decrease in notes payable-stockholders	(5,000)	(152,800)
Loans from shareholders	(12,005)	(26,610)
Notes payable borrowings	-	30,000

Net cash provided by financing activities	(17,005)	(149,410)

Net (decrease)increase in cash	(3,896)	3,808

Cash, beginning of period	4,339	531

Cash, end of period	$443	$4,339

Non-cash investing and financing activities-issued a $100,000 note receivable as partial payment for fixed assets	$-	$100,000
Cash paid for interest	$-	$47,200
Cash paid for income taxes	$-	$-

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

	Common Stock
		Dollars at	Paid in Cap.	Accum	Stockholders'
	Shares	Par ($.001)	Dollars $	Deficit	Deficit

Balances 6/30/03	13,109,000	$13,109	$1,819,814	$(3,700,495)	$(1,867,572)

Gain (loss) for year				6,660	6,660

Balances 6/30/04	13,109,000	$13,109	$1,819,814	$(3,693,835)	$(1,860,912)

Gain (loss) for year				(404,428)	(404,428)

Balances 6/30/2005	13,109,000	$13,109	$1,819,814	$(4,098,263)	$(2,265,340)

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

ACCOUNTS RECEIVABLE

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2005 and 2004 the Company had no balance in its allowance for doubtful accounts.

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

FISCAL YEAR

The Company employs a fiscal year ending June 30.

NOTE 2—INCOME TAX

A reconciliation of tax at the combined federal and state income tax rates and actual tax expense is provided below:

	June 30, 2005	June 30, 2004
Federal and state income tax at the applicable rates	$(80,886)	1,320
Change in valuation allowance	80,886	(1,320)

Actual tax expense	—	—

DUTCH GOLD RESOURCES, INC. (formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the deferred tax asset are as follows:

	June 30, 2005	June 30, 2004
Net operating losses and start-up costs	$1,193,139	1,112,253
Valuation allowance	(1,193,139)	(1,112,253)

Net deferred tax asset	—	—

The valuation allowance at June 30, 2005 is $1,193,139 and was increased by $80,886 during 2005. The valuation allowance at June 30, 2004 is $1,112,253 and was decreased by $1,320 during 2004. During the current year, the increase in the valuation allowance was due to additional losses incurred by the Company. We consider the valuation allowance necessary and appropriate in light of the Company's history of recurring losses.

NOTE 3—RELATED PARTY TRANSACTIONS

The Company had outstanding notes payable to certain stockholders of $537,500 at June 30, 2005. These notes are unsecured, save for a $63,200 note secured by all assets. The notes are payable upon demand, and bear interest primarily at 12% with certain late penalties.

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

NOTE 4—FINANCIAL CONDITION AND GOING CONCERN

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

NOTE 5—COMMITMENTS AND CONTINGENCIES

The Company leases land where the WDGR AM tower is located under a 3-year lease, expiring in June 2005. The monthly payments under the lease are $200.
The Company also leases office space in Atlanta Georgia under a 5-year lease. The rates escalate over the term.

DUTCH GOLD RESOURCES, INC. (formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under these leases is as follows:

For 2005 =  2006-15,255, 2007-$22,990 and $38,245 in total.
For 2004 =  2005-$15,255, 2006-15,255, 2007-$22,990 and $53,500 in total

The Company is currently involved in a dispute with a former executive officer. We believe this matter can be settled by a payment of $350,000 to the former executive officer. Upon such payment, the shares held by the former executive officer may be forfeited in connection with the settlement and he will waive his rights to amounts due from the Company of $90,000. Accordingly, the net cost of the settlement if it occurs will be $260,000 and that amount is accrued for on June 30, 2005 and 2004.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger dated April 30, 2001 among Small Town Radio, Inc., Worldwide PetroMoly, Inc., Petro Merger, Inc., Gilbert Gertner and certain individual shareholders of Small Town Radio, Inc., as amended and restated, incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 7, 2001.

2.2
Agreement and Plan of Merger dated as of May 3, 2002 among Worldwide PetroMoly, Inc., a Colorado corporation, and Small Town Radio, Inc., a Nevada corporation incorporated herein by reference to Exhibit B to the Company’s Definitive Information Statement and Form DEF14C filed on May 6, 2002.

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
31.1*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204),dated December 14, 2007, executed by Daniel W. Hollis, Chairman of the Board and Chief Executive and Financial Officer of the Company.

32.1*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204),dated December 14, 2007, executed by Daniel W. Hollis, Chairman of the Board and Chief Executive and Financial Officer of the Company.

*  Filed herewith.

†  Management contract or compensatory plan

X-2