Form 10KSB
period 2006-06-30
Dutch Gold Resources Inc
filed 2007-12-31
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

⁯	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of June 30, 2006, was $88,240 (based on the average bid and ask price of $0.01).

The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of June 30, 2006 was 13,109,000.

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

Employees.

The Company employed one person as of June 30, 2006.

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

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information and Holders

(a) Market Information.

Quotations for our common stock are reported on the OTC Bulletin Board under the symbol "DGRI." The following table sets forth the range of high and low bid information for the periods indicated since July 1, 2004:

2004	High	Low
First Quarter, Fiscal Year 2004 (July 1 to September 30)	$0.01	$0.01
Second Quarter, Fiscal Year 2004 (October 1 to December 31)	$0.01	$0.01

2005
Third Quarter, Fiscal Year 2005 (January 1 to March 31)	$0.01	$0.01
Fourth Quarter, Fiscal Year 2005 (April 1 to June 30)	$0.01	$0.01
First Quarter, Fiscal Year 2005 (July 1 to September 30)	$0.01	$0.01
Second Quarter, Fiscal Year 2005 (October 1 to December 31)	$0.01	$0.01

2006
Third Quarter, Fiscal Year 2006 (January 1 to March 31)	$0.01	$0.01
Fourth Quarter, Fiscal Year 2006 (April 1 to June 30)	$0.01	$0.01

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

(b) Holders

As of June 30, 2006, we had 179 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended June 30, 2006, no securities of the Company which were not registered under the Securities Act of 1933, as amended (the "Securities Act") were sold by the Company except as follows:

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

GOING CONCERN

In connection with their audit report on our consolidated financial statements as of June 30, 2006, Ronald Chadwick, PC, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

We have explored, and continue to explore, all avenues possible to raise the funds required. We have minimal revenue-producing activity. We also need capital to fund overhead and administrative costs as well as transaction expenses. At June 30, 2006, accounts payable to vendors totaled $41,151. At June 30, 2006, our current monthly cash requirement was approximately $35,000 per month. We have met our operating costs to date through loans from our shareholders; however, there can be no assurance that our shareholders will be able or willing to make additional loans to us in the future to fund continued operations. We estimate that the minimum level of funding that we will require to meet our operating requirements through June 30, 2007 is approximately $400,000.

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

Cash Flow

We have a working capital deficit of $1,783,715 at June 30, 2006 compared to a deficit of $2,265,340 at June 30, 2005. This increase in working capital deficit resulted from the write off of certain debts during the current fiscal year.

For the fiscal year ended June 30, 2006, operations used $30,556 of cash. Financing activities provided $91,810 during the period and consisted mainly of stockholder loans. We expect to continue to have operating cash flow deficiencies for the near term, and for the remainder of the 2007 fiscal year.

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

As of June 30, 2006, we had minimal cash. We estimate that, based upon our current business plan for becoming a natural resources company, we will require up to $800,000 over the next two years. The estimated funding required for the first year of our business plan is $400,000. We believe that the funding generated by shareholder loans will be sufficient to fund cash requirements for the next year of operations.

Operations Outlook

As a result of the Company's seeking protection under the Bankruptcy Code, the Company has little operations at June 30, 2006. We do not currently have funds sufficient to carry out any of our operations, or to execute our plan of becoming a natural resources company.  In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private investors. There can be no assurance that we will be able to obtain debt or equity financing or generate sufficient revenue to produce positive cash flow from operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2006 AND JUNE 30, 2005

The operating loss for the year ended June 30, 2006 was $350,499, an increase of $4,598 over the year ended June 30, 2005. Revenue for the year ended June 30, 2006 was $0, the same as the year ended June 30, 2005. Interest expense and financing costs for the year ended June 30, 2006 were $64,242, consistent with the prior year. The total income for the year ended Jun3 30, 2006 was $481,625. The income in 2005 included a gain on debt relief of $834,766.

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

Our independent public accountants have expressed doubt about our ability to continue as a going concern in their report on our June 30, 2006 and 2005 financial statements. Our independent public accountants have advised us that our continuance as a going concern is dependent upon our ability to raise capital. There is no assurance that we will be able to raise sufficient capital or generate sufficient cash from operations to continue as a going concern.

We have sustained a history of losses.

To date the Company has sustained substantial losses.  During the year ended June 30, 2006, the Company had a net loss of approximately $ 481,625, compared to a net loss of $404,428 during 2005.  At June 30, 2006, the Company had an accumulated deficit of approximately $3,616,638.  There can be no assurances that the Company will ever achieve the level of revenues needed to be operationally profitable in the future and if profitability is achieved, that it will be sustained.

Because of our limited operations and the fact that we are currently generating no revenue, we are unable to service our debt obligations.

We currently have approximately $594,627 in debt pursuant to promissory notes issued by us. We are presently unable to meet our interest obligations in the amount of $213,446 under these notes. We are also trying to secure additional debt financing by borrowing money from a bank, but have not yet succeeded in doing so. Our ability to satisfy our current debt service obligations, and any additional obligations we might incur will depend upon our future financial and operating performance, which, in turn, are subject to prevailing economic conditions and financial, business, competitive, legislative and regulatory factors, many of which are beyond our control. If our cash flow and capital resources continue to be insufficient to fund our debt service obligations, we may be forced to reduce or delay planned acquisitions, expansion and capital expenditures, sell assets, obtain additional equity capital or restructure our debt. We cannot assure you that our operating results, cash flow and capital resources will be sufficient for payment of our debt service and other obligations in the future.

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

Item 8A.  Controls and Procedures

Disclosure Controls

Pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Chief Executive and Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.

Changes in Internal Control Over Financial Reporting

The Chief Executive and Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) (“Internal Control”) to determine whether any changes in Internal Control occurred during the year ended June 30, 2006, that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, no such change occurred during such period.

Based upon the evaluation conducted by management in connection with the audit of the Company’s financial statements for the year ended June 30, 2006, the Company did not identify any material weaknesses in our internal control over financial reporting. A material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the Company in a timely manner.”

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served a such:

Name	Age	Title
Daniel W. Hollis	55	Chairman of the Board and Chief Executive and Financial Officer
Donald Boyd	39	Director
Lance J. Rosmarin	44	Director

Daniel W. Hollis, 55,Chairman of the Board and Chief Executive and Financial Officer. Mr. Hollis has served as our Chairman and Chief Executive Officer since February 11, 2002. Mr. Hollis is an experienced entrepreneur who combines both operational experience and financial acumen. He has been a Registered Principal of an NASD brokerage, and participated in both private and public financings. He has led numerous start-ups, primarily in healthcare and technology. In addition to his role at the Company and since 2001. Mr. Hollis serves as Chairman of Segue Solutions, LLC, a privately held technology company. Prior thereto and from 1997, he served as consultant to numerous privately held companies through Bagswell Capital, LLC, a privately held management consultancy. From 1995 to 1999, Mr. Hollis was Chairman and CEO of Alignis, Inc., a privately held, venture capital-funded, specialty managed healthcare company.

Donald Boyd, 39, Director. Mr. Boyd is a radio station executive with 15 years' experience in the radio broadcast industry. Prior to joining the Company on July 30, 2001 and from 1999, he was Regional General Manager for Root Communication, where he had profit and operations responsibility for seven stations in three markets similar to the markets we target. From June 1998 to December 1999, Mr. Boyd was a manager with Dickey Brothers Broadcasting, Inc. From June 995 to June 1998, he owned and operated a profitable radio station in Gainesville, Florida.

Lance J. Rosmarin, 44, Director. Mr. Rosmarin has been a member of our Board of Directors since June 1, 2001. From 1993 to June 1, 2001, he was Secretary, Treasurer and a Director of Worldwide PetroMoly Corporation, which became our operating subsidiary in July 1996. Following our acquisition of Worldwide PetroMoly, Mr. Rosmarin served as our Chief Financial and Accounting Officer from July 1996 to June 1, 2001, and as our President from January 1998 to June 1, 2001. From 1993 to 1996, in addition to his position with Worldwide PetroMoly, he served as Vice President and Secretary and was a Director of Citadel Computer Systems, Inc., as well as serving as an officer and director of several private companies. From 1990 to1993, Mr. Rosmarin was employed by Gertner, Aron, Ledet and Lewis Investments.

Directors are elected to serve one year terms and until their earlier resignation or removal.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

The table below shows the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the year ended June 30, 2006 to the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the year ended June 30, 2006 (our "named executive officers"):

		Annual Compensation				Long Term Compensation
Name and Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards($)	Securities Underlying Options/SARS (#)	All Other Compensation ($)
Daniel W. Hollis	2006	$	−	−	−	−	−	−
Chairman and Chief Executive and Financial Officer(1)	2005		−	−	−	−	−	−

Donald Boyd	2006		−	−	−	−	−	−
	2005		−	−	−	−	−	−

Lance J. Rosmarin	2006		−	−	−	−	−	−
	2005		−	−	−	−	−	−

(1) Mr. Hollis became our Chairman and Chief Executive Officer on February 11, 2002, pursuant to a consulting agreement.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The table below shows the number of options to purchase shares of our common stock that were granted to each of our named executive officers during fiscal 2006:

Name	Number of Securities Underlying Options/SARs Granted(#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/share)	Expiration Date
Daniel W. Hollis	−	−	−

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The table below shows the number of stock options held at the end of or exercised during fiscal 2006 for each of our named executive officers:

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options/SARs at Fiscal Year-End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel W. Hollis	46,296	−	46,296	−	$463	−

(1) Based on $0.01 per share, the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board on June 30, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 The table below shows the amount of common stock of the Company beneficially owned as of September 25, 2006 by each of the following:

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

(2) Shares of common stock that a person has the right to acquire within 60 days of June 30, 2006 are deemed outstanding for computing the percentage ownership of the person having the right to acquire such shares, but are not deemed outstanding for computing the percentage ownership of any other person.

(3) As of September 30, 2006, there were 13,109,000 shares of common stock issued and outstanding.

(4) Includes the following numbers of shares of common stock that may be acquired within 60 days of September 30, 2006, through the exercise of stock options: all directors and executive officers as a group, 46,296 shares.

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

(b) Reports on Form 8-K. During the fiscal quarter ended June 30, 2006, the Company filed the following Current Reports on Form 8-K:

           None.

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Ronald Chadwick, P.C. for fiscal 2006 and 2005.

	Fiscal 2006		Fiscal 2005

Audit fees (1)	$	---	$	---
Audit-related fees		$1,500		$1,500
Tax fees (2)		$-		$-
All other fees		$500		$500

(1)  Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)  For fiscal 2006 and 2005, respectively, tax fees principally included tax compliance fees of $0 and $0.

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

Date: December 28, 2007

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)

 FINANCIAL STATEMENTS
 As of June 30, 2006 and 2005
 and for the years then ended

 with

 REPORT OF INDEPENDENT ACCOUNTANT

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Dutch Gold Resources, Inc.
Atlanta, Georgia

I have audited the accompanying consolidated balance sheets of Dutch Gold Resources, Inc. (formerly Small Town Radio, Inc.) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dutch Gold Resources, Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2006 AND 2005

	June 30, 2006	June 30, 2005
Assets
Current Assets
Cash	$5,697	$443

Total current assets	5,697	443

TOTAL ASSETS	$5,697	$443

Liabilities and Stockholders' Deficit
Current Liabilities
Notes payable-stockholders	$594,627	$537,500
Accounts payable	41,451	616,217
Accounts payable-related party	900,000	675,000
Accrued interest	213,446	171,861
Accrued settlement costs	-	260,000
Loans from shareholders	39,888	5,205

Total current liabilities	1,789,412	2,265,783

Stockholders’ Deficit
Preferred stock, $.001 par value 100,000,000 authorized, no share issued and outstanding in 2006 and 2005	-	-
Common stock, $.001 par value 100,000,000 authorized, 13,109,000 issued and outstanding in 2006 and 2005	13,109	13,109
Additional paid-in-capital	1,819,814	1,819,814
Accumulated deficit	(3,616,638)	(4,098,263)

Total stockholders’ deficit	(1,783,715)	(2,265,340)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,697	$443

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2006 and 2005

	June 30, 2006	June 30, 2005

Net Sales	$-	$-

Operational Expenses

Organizational, selling, general and administrative expenses	5,157	6,193
Professional fees	49,102	5,750
Write off expense	56,000	98,800
Rent and repairs and maintenance	15,240	10,158
Salaries, wages and benefits	225,000	225,000

	350,499	345,901

Operating loss	(350,499)	(345,901)

Other income (expense)

Interest expense	(64,242)	(58,527)
Gain from previous write-off	61,600	-
Gain on debt relief	834,766	-

Income (loss) before income taxes	481,625	(404,428)

Income tax provision	-	-

Net income	481,625	(404,428)

Basic earnings per share	$0.04	$(0.03)
Weighted average shares outstanding	13,109,000	13,109,000
Fully diluted earnings per share	$0.04	$(0.00)
Fully diluted weighted average shares outstanding	13,171,778	13,109,000

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2006 and 2005

	June 30, 2006	June 30, 2005

Operating Activities

Net income (loss)	$481,625	$(404,428)
Adjustments to reconcile net loss to cash used by operating activities
Write-off expense	56,000	-
Gain on debt relief	(834,766)	-
Note receivable from shareholder – write-off	-	98,800
Changes in assets and liabilities
Accounts payable-related party	225,000	225,000
Accrued expenses	41,585	58,527

Net cash used by operating activities	(30,556)	(22,101)
Investing activities
Note receivable lending	(56,000)	(1,200)

Net cash used by investing activities	(56,000)	(1,200)

Financing activities
Notes payable-borrowings	85,000	(5,000)
Loans from shareholders	34,683	(12,005)
Notes payable-payments	(27,873)	-

Net cash provided by financing activities	(91,810)	(17,005)

Net (decrease)increase in cash	5,254	(3,896)

Cash, beginning of period	443	4,339

Cash, end of period	$5,697	$443
Non cash investing and financing activities	$-	$-
Cash paid for interest	$22,127	$-
Cash paid for income taxes	$-	$-

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	Common Stock
		Dollars at	Paid in Cap.	Accum	Stockholders'
	Shares	Par ($.001)	Dollars $	Deficit	Deficit

Balances 6/30/04	13,109,000	$13,109	$1,819,814	$(3,693,835)	$(1,860,912)

Gain (loss) for year				(404,428)	(404,428)

Balances 6/30/05	13,109,000	$13,109	$1,819,814	$(4,098,263)	$(2,265,340)

Gain (loss) for year				481,625	481,625

Balances 6/30/2006	13,109,000	$13,109	$1,819,814	$(3,616,638)	$(1,783,715)

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC. (formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

        Small Town Radio, Inc. , A Nevada Corporation, ("the Company") decided to exit the radio business.  Since leaving the radio business the company refocused to become a natural resources Company, changing its name to Tombstone Western Resources, Inc. on May 1, 2006. On December 7, 2007 the Company changed its name to Dutch Gold Resources, Inc. in anticipation of its’ acquisition of Dutch Mining, LLC which occurred January 7, 2007.

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

ACCOUNTS RECEIVABLE

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2006 and 2005 the Company had no balance in its allowance for doubtful accounts.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123(r) requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. The Company has adopted the provisions of SFAS No. 123(r) which are effective in general for transactions entered into or modified after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ consolidated financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company has adopted the provisions of SFAS No. 154, which are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption did not have a material effect on the results of operations of the Company. In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. The Company has adopted the provisions of SFAS No. 155, which are effective in general for financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

DUTCH GOLD RESOURCES, INC. (formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Company has adopted the provisions of SFAS No. 156, which are effective in general for an entity's fiscal year beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

In December 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, to improve consistency and comparability in fair value measurements, and to expand related disclosures. The Company has adopted the provisions of SFAS No. 157, which are effective for consolidated financial statements for fiscal years beginning after November 15, 2007. The adoption did not have a material effect on the results of operations of the Company.

NOTE 2—INCOME TAX

        A reconciliation of tax at the combined federal and state income tax rates and actual tax expense is provided below:

	June 30, 2006	June 30, 2005
Federal and state income tax at the applicable rates	$481,625	(80,886)
Change in valuation allowance	(481,625)	80,886

Actual tax expense	—	—

        The components of the deferred tax asset are as follows:

	June 30, 2006	June 30, 2005
Net operating losses and start-up costs	$1,096,814	1,193,139
Valuation allowance	(1,096,814)	(1,193,139)

Net deferred tax asset	—	—

EXHIBIT INDEX

Exhibit No.	Description
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

X-1

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
31.1*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204),dated December 18, 2007, executed by Daniel W. Hollis, Chairman of the Board and Chief Executive and Financial Officer of the Company.

32.1*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204),dated December 18, 2007, executed by Daniel W. Hollis, Chairman of the Board and Chief Executive and Financial Officer of the Company.

*  Filed herewith.

†  Management contract or compensatory plan

X-2