Form 10QSB
period 2006-09-30
Dutch Gold Resources Inc
filed 2008-01-18
CIK 928375

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number:   000-30805

DUTCH GOLD RESOURCES, INC.

(FORMERLY SMALL TOWN RADIO, INC.)

(Exact name of small business issuer as specified in its charter)

Nevada	58-2550089
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 14, 2006

Common Stock, par value $0.001 per share	256,015

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

Table of Content

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2006

September 30, 2006
Assets
Current Assets
Cash	$821

Total current assets	821

TOTAL ASSETS	$821

Liabilities and Stockholders' Deficit
Current Liabilities
Notes payable-stockholders	$594,627
Accounts payable	41,451
Accounts payable-related party	956,250
Accrued interest	217,833
Loans from shareholders	46,888

Total current liabilities	1,857,049

Stockholder's Deficit
Preferred stock, $.001 par value 10,000,000 authorized, no share issued and outstanding	-
Common stock, $.001 par value 500,000,000 authorized, 251,090 issued and outstanding	256
Additional paid-in-capital	1,806,956
Accumulated deficit	(3,689,151)

Total stockholder's deficit	(1,856,228)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$821

See notes to consolidated financial statements

Table of Content

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005

Net Sales	$-	$-

Operational Expenses	68,126	59,754

Operating loss	(68,126)	(59,754)

Other income (expense)

Interest	(4,387)	(4,387)

Income before income taxes	(72,513)	(64,141)

Income tax provision	-	-

Net income	(72,513)	(64,141)

Basic earnings per share	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	256,015	131,090

See notes to consolidated financial statements

Table of Content

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005

Operating Activities

Net income (loss)	$(72,513)	$(64,141)
Adjustments to reconcile net loss to cash used by operating activities
Depreciation	-	-
Changes in assets and liabilities
Accounts receivable	-	-
Accounts payable	-	5,600
Accounts payable-related party	56,250	56,250
Accrued interest	4,387	4,387
Accrued expenses	-	-

Net cash used by operating activities	(11,876)	2,096

Investing activities

Note receivable lending	-	-

Net cash used by investing activities	-	-

Financing activities

Decrease in notes payable-stockholders	-	(10,000)
Loans from shareholders	7,000	9,800
Stockholder contributions	-	-

Net cash provided by financing activities	7,000	(200)

Net (decrease)increase in cash	(9,876)	1,896

Cash, beginning of period	5,697	443

Cash, end of period	$821	$2,339

See notes to consolidated financial statements

Table of Content

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

On May 18, 2003, Small Town Radio, Inc. (the “Company”) and its wholly owned subsidiary, Small Town Radio of Georgia, Inc., filed voluntary petitions under chapter 11 of title 11, United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”) (Case Nos. 03-67044 and 03-67043, respectively).  The Company remained as a debtor-in-possession. The United States Trustee filed a Second Motion to Dismiss the case in March 2004, the case was dismissed April 29, 2004 without objection.

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

Table of Content

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

Table of Content

DUTCH GOLD RESOURCES, INC. (formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAX

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Table of Content

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

During the three month interim period ended September 30, 2006 the Company incurred operating expenses of $68,126 and interest expenses of $4,387. The Company's net loss during the three month period ended September 30, 2006 was $72,513.

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

Table of Content

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

Our major source of capital during the interim period ended September 30, 2006 has been short-term loans from our shareholders, as presented in the Statement of Cash Flow herein.

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

In conjunction with their audit report on our consolidated financial statements as of June 30, 2006, our independent certified public accountants expressed doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Table of Content

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

Exhibits.

31.1	Certification pursuant to Rule 13a-14(a) under the SecuritiesExchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adoptedpursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K. During the fiscal quarter ended September 30, 2006, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Financial Officer

Date: January 17, 2008