Form 10QSB/A
period 2006-09-30
Dutch Gold Resources Inc
filed 2008-02-25
CIK 928375

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB /A

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
Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 14, 2006

Common Stock, par value $0.001 per share	256,144

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

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

Table of Content

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005

Net Sales	$-	$-

Operational Expenses	68,126	59,754

Operating loss	(68,126)	(59,754)

Other income (expense)

Interest	(4,387)	(4,387)

Income before income taxes	(72,513)	(64,141)

Income tax provision	-	-

Net income	(72,513)	(64,141)

Basic earnings per share	$(0.28)	$(0.00)

Weighted Average Shares Outstanding	256,144	131,090

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

NOTE 3. - STOCK ISSUANCE AND REVERSE STOCK SPLIT

On March 1, 2006, the Company’s Board of Directors authorized the issuance of 6,000,000 shares of common stock each to Daniel W. Hollis and Lance Rosemarin for previously uncompensated service as directors to the Company.  The Company valued each issuance at $30,000.  On April 27, 2006, the Company’s Board of Directors and a majority of its shareholders approved a 1 for 100reverse stock split of all issued and outstanding stock,. As a result, the issued and outstanding shares decreased from 25,602,000 prior to the reverse stock split to 256,015 shares subsequent to the reverse stock split. All references to share and per share data in the accompanying unaudited consolidated financial statements and related notes have been adjusted retroactively to reflect the reverse stock split.

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

1

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

2

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

Date:  February 25 , 2008

3