Form 10KSB
period 2006-12-31
Dutch Gold Resources Inc
filed 2008-02-26
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2006 to December 31, 2006.

Commission file number: 000-30805

DUTCH GOLD RESOURCES, INC.
(formerly Small Town Radio, Inc.)
(Name of Small Business Issuer in Its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	58-2550089 (I.R.S. Employer Identification Number)

3500 Lenox Road Suite 1500, Atlanta, Georgia (Address of Principal Executive Offices)	30326 (Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of March 25, 2007, was $14,098,063.

The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of December 31, 2006 was 256,144.

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

On May 18, 2003, Small Town Radio, Inc. (the “Company”) and its wholly owned subsidiary, Small Town Radio of Georgia, Inc., filed voluntary petitions under Chapter 11 of title 11, United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”) (Case Nos. 03-67044 and 03-67043, respectively). ).  The Company remained as a debtor-in-possession. The United States Trustee filed a Second Motion to Dismiss the case in March 2004.  Without objection from the Company, the case was dismissed April 29, 2004.

Entry into the Natural Resources Industry

Thereafter, the Company subsequently refocused to become a natural resources company, changing its name to Tombstone Western Resources, Inc. on May 1, 2006. On December 7, 2006 the Company changed its name to Dutch Gold Resources, Inc.

On January 16, 2007, the Registrant consummated the terms of its Share Exchange Agreement (the “Agreement”) with Dutch Mining, LLC (“Dutch Mining”) whereby the Registrant issued 24,000,000 shares of its common stock, par value $.001 per share (the “Common Stock”) to the Dutch Mining equity holders and their designees in exchange for all of the issued and outstanding equity interests of Dutch Mining (the “Exchange”). Following the Exchange, Dutch Mining became a wholly-owned subsidiary of the Registrant and the Registrant had a total of 30,256,144 shares of Common Stock issued and outstanding.  In accordance with the Exchange, the Registrant elected Ewald Dienhart as Chairman of the Board of Directors.

DESCRIPTION OF BUSINESS

Overview

Our business strategy is to seek additional financing to recapitalize the business and become a natural resources company.

Letter of Intent with Dutch Mining, LLC

On October 22, 2006, the Company executed a Letter of Intent (“LOI”) with Dutch Mining, LLC to acquire all of the operating assets of Dutch Mining in consideration of 24,000,000 common shares.  The terms of the LOI were subsequently amended to provide for the acquisition of all of the outstanding capitalization of Dutch Mining as a wholly-owned subsidiary in a reverse merger in exchange for 24,000,000 newly-issued shares of the Company’s common stock (the “Exchange”).  The Company’s focus thereafter became to consummate the terms of the Exchange with Dutch Mining, which occurred on January 26, 2007.

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

Source of Revenues

Unless and until we consummate the proposed Exchange with Dutch Mining, LC, we do not anticipate generating revenues in the next twelve months.  Even should we be successful in consummating the Exchange, there can be no assurance that we will ever produce revenues or achieve profitability.

Employees.

The Company employed one person as of December 31, 2006.

Item 1A.  Risk Factors.

RISK FACTORS

Our independent auditors have expressed doubt about our ability to continue as a going concern.

Our independent public accountants have expressed doubt about our ability to continue as a going concern in their report on our December 31, 2006 and June 30, 2006 financial statements. Our independent public accountants have advised us that our continuance as a going concern is dependent upon our ability to raise capital. There is no assurance that we will be able to raise sufficient capital or generate sufficient cash from operations to continue as a going concern.

Because of our limited operations and the fact that we are currently generating no revenue, we are unable to service our debt obligations.

We currently have approximately $1,234,627 in debt pursuant to promissory notes issued by us and convertible debentures. We are presently unable to meet our interest obligations in the amount of $279,797 under these notes. We are also trying to secure additional debt financing by borrowing money from a bank, but have not yet succeeded in doing so. Our ability to satisfy our current debt service obligations, and any additional obligations we might incur will depend upon our future financial and operating performance, which, in turn, are subject to prevailing economic conditions and financial, business, competitive, legislative and regulatory factors, many of which are beyond our control. If our cash flow and capital resources continue to be insufficient to fund our debt service obligations, we may be forced to reduce or delay planned acquisitions, expansion and capital expenditures, sell assets, obtain additional equity capital or restructure our debt. We cannot assure you that our operating results, cash flow and capital resources will be sufficient for payment of our debt service and other obligations in the future.

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

Because our common stock is quoted on the "OTC Bulletin Board," your ability to sell your shares in the secondary trading market may be limited.

Our common stock is currently quoted on the OTC Bulletin Board. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was quoted and traded on Nasdaq or a national securities exchange.

Because our shares are "penny stocks," you may have difficulty selling them in the secondary trading market.

Federal regulations under the Securities Exchange Act of 1934 regulate the trading of so-called "penny stocks," which are generally defined as any security not listed on a national securities exchange or Nasdaq, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. Since our common stock currently is quoted on the Pink Sheets at less than $5.00 per share, our shares are "penny stocks" and may not be quoted unless a disclosure schedule explaining the penny stock market and the risks associated therewith is delivered to a potential purchaser prior to any trade.

In addition, because our common stock is not listed on Nasdaq or any national securities exchange and currently is quoted at and trades at less than $5.00 per share, trading in our common stock is subject to Rule 15g-9 under the Securities Exchange Act. Under this rule, broker-dealers must take certain steps prior to selling a "penny stock," which steps include:

•	obtaining financial and investment information from the investor;
•	obtaining a written suitability questionnaire and purchase agreement signed by the investor; and
•	providing the investor a written identification of the shares being offered and the quantity of the shares.

If these penny stock rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. The application of these comprehensive rules will make it more difficult for broker-dealers to sell our common stock and our shareholders, therefore, may have difficulty in selling their shares in the secondary trading market.

The requirements of complying with the Sarbanes-Oxley act may strain our resources and distract management

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. The costs associated with these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Historically, as a private company we have maintained a small accounting staff, but in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant additional resources and management oversight will be required. This includes, among other things, retaining independent public accountants. This effort may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial persons with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

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

Item 2. Description of Property.

We currently lease approximately 160 square feet of space in Atlanta, Georgia for our corporate office and operations on a month-to-month basis. Our monthly rental charge for these offices is approximately $1,000 per month. We believe that these offices generally are adequate for our current needs and our needs in the immediate future.

Item 3. Legal Proceedings.

As of the date of this Report, no legal proceedings have been threatened against or settled by the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information and Holders

(a) Market Information.

Quotations for our common stock are reported on the NQSB Pink Sheets under the symbol "DGRI." The following table sets forth the range of high and low bid information for the periods indicated since July 1, 2004:

2004	High	Low
First Quarter, Fiscal Year 2005 (July 1 to September 30)	$0.50	$0.50
Second Quarter, Fiscal Year 2005 (October 1 to December 31)	$0.50	$0.50

2005
Third Quarter, Fiscal Year 2005 (January 1 to March 31)	$2.10	$0.05
Fourth Quarter, Fiscal Year 2005 (April 1 to June 30)	$2.10	$0.95
First Quarter, Fiscal Year 2006 (July 1 to September 30)	$0.95	$0.95
Second Quarter, Fiscal Year 2006 (October 1 to December 31)	$0.95	$0.70

2006
Third Quarter, Fiscal Year 2006 (January 1 to March 31)	$0.80	$0.55
Fourth Quarter, Fiscal Year 2006 (April 1 to June 30)	$4.00	$0.55

2007	High	Low
First Quarter, Fiscal Year 2007 (July 1 to September 30)	$2.00	$0.90
Second Quarter, Fiscal Year 2007 (October 1 to December 31)	$2.10	$0.90

High and low quotation information was obtained from data provided by Morgan Stanley & Co. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions and give retroactive effect to the reverse split of the Company’s common stock on a 1 for 100 basis.

Since the Company's shares began trading in the over-the-counter market on the OTCBB, the prices for its shares have fluctuated widely. There may be many factors that may explain these variations. The Company believes that such factors include (a) the demand for its common stock, (b) the number of shares of the Company's common stock available for sale, and (c) changes in the performance of the stock market in general, among others.

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

(b) Holders

As of December 31, 2006, we had 479 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the six months ended December 31, 2006, no securities of the Company which were not registered under the Securities Act of 1933, as amended (the "Securities Act") were sold by the Company except as follows:

During the three month period ended 12/31/06 the Company sold $640,000 of convertible debentures.

Subsequent Events

On January 16, 2007, the registrant consummated the terms of it Share Exchange Agreement(the “Agreement”) with Dutch Mining, LLC. Whereby the Registrant issued 24,000,000 shares of its common stock, par value .001 per share to the Dutch Mining equity holders and their designees in exchange for all of the issued and outstanding equity interests of Dutch Mining, LLC. Following the Exchange, Dutch Mining, LLC. Became a wholly-owned subsidiary of the Registrant.  In conjunction with the consummation of the acquisition, certain officers and shareholders exchanged their debt instruments in the public company for shares.  Subsequently, the Registrant had a total of 30,256,144 shares of Common Stock issued and outstanding.

In accordance with the exchange, the Registrant elected Ewald Dienhart as Chairman of the Board of Directors. Mr. Dienhart, 73, most recently served as the Managing Director of Dutch Mining and has served in that capacity since 1994. Pursuant to the terms of the Agreement, Dr. William Debor, 62, was also elected to serve as a member of the Registrant’s Board of Directors.

During the six months ended December 31, 2006 the Registrant loaned $577,000 to Dutch Mining in anticipation of the business combination. As of December 31, 2006 all $577,000 has been reserved for by the Registrant.

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

GOING CONCERN

In connection with their audit report on our consolidated financial statements as of December 31, 2006, Ronald Chadwick, PC, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

We have explored, and continue to explore, all avenues possible to raise the funds required. We have minimal revenue-producing activity. We also need capital to fund overhead and administrative costs as well as transaction expenses. At December 31, 2006, accounts payable to vendors totaled $25,951. At December 31, 2006, our current monthly cash requirement was approximately $35,000 per month. We have met our operating costs to date through loans from our shareholders; however, there can be no assurance that our shareholders will be able or willing to make additional loans to us in the future to fund continued operations. We estimate that the minimum level of funding that we will require to meet our operating requirements through December 31, 2007 is approximately $400,000.

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

Cash Flow

We have a working capital deficit of $2,578,954 at December 31, 2006 compared to a deficit of $1,783,715 at June 30, 2006. This increase in working capital deficit resulted from the write off of certain debts during the current six month period.

For the six months ended December 31, 2006, operations used $66,383 of cash. Financing activities provided $637,992 during the period and consisted mainly of convertible debentures. We expect to continue to have operating cash flow deficiencies for the near term, and for the next twelve months.

Liquidity and Capital Resources

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

As of December 31, 2006, we had minimal cash. We estimate that, based upon our current business plan for becoming a natural resources company, we will require up to $800,000 over the next two years. The estimated funding required for the first year of our business plan is $400,000.  However, the Company cannot properly anticipate the capital expenditures and working capital needed in connection with the pending acquisition of Dutch Mining, LLC. We believe that the funding generated by shareholder loans, convertible debentures and equity sales will be sufficient to fund cash requirements for the next year of operations.

Our independent certified public accountants stated in their report dated October 25, 2007 for the fiscal year ending June 30 2006, that we have incurred operating losses from our inception and that we are dependent upon our ability to meet our future financing requirements, and the success of future operations. These factors raise substantial doubt about our ability to continue as a going concern.

Operations Outlook

The Company has little operations at December 31, 2006.  We do not currently have funds sufficient to carry out any of our operations, or to execute our plan of operations following consummation of the Exchange with Dutch Mining without raising additional capital.  In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private investors. There can be no assurance that we will be able to obtain debt or equity financing or generate sufficient revenue to produce positive cash flow from operations. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations.  If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our exploration activities and administrative expenses in order to be within the amount of capital resources that are available to us.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND THE YEAR ENDED JUNE 30, 2006

The operating loss for the six months ended December 31, 2006 was $740,383, an increase of $329,884 over the year ended June 30, 2006. Revenue for the six months ended December 31, 2006 was $0, the same as the year ended June 30, 2006. Interest expense and financing costs for the six months December 31, 2006 were $66,351, consistent with the prior year. The total loss for the six months ended December 31, 2006 was $806,734. The income in 2006 included an impairment charge for loans to Dutch Mining, LLC of $577,000.

The operating loss for the year ended June 30, 2006 was $410,499, an increase of $64,598 over the year ended June 30, 2005. Revenue for the year ended June 30, 2006 was $0, the same as the year ended June 30, 2005. Interest expense and financing costs for the year ended June 30, 2006 were $64,242, consistent with the prior year. The total income for the year ended Jun3 30, 2006 was $421,625. The income in 2005 included a gain on debt relief of $834,766.

Off-Balance Sheet Arrangements

The Company was not involved in any significant off-balance sheet arrangement during the period ended December 31, 2006.

Item 7. Financial Statements.

The consolidated financial statements of the Company, together with the reports thereon of Ronald Chadwick PC, independent accountants, are set forth on the pages of this Annual Report on Form 10-KSB indicated below.

Page
Report of Independent Accountants	F-2
Dutch Gold Resources, Inc.. Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2006 and June 30, 2006	F-3
Consolidated Statements of Operations for the six months ended December 31, 2006 and the year ended June 30, 2006
Consolidated Statements of Cash Flows for the six months ended December 31, 2006 and the year ended June 30, 2006	F-5
Consolidated Statements of Stockholders Equity for the six months ended December 31, 2006 and the year ended June 30, 2006	F-6
Notes to Consolidated Financial Statements	F-7

This Form 10-KSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, us. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different form any future results, performance, or achievements expressed or implied by s uch forward-looking statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Our Chief Executive and Financial Officer evaluated, with the participation of other members of management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive and Financial Officer concluded that an inherent weakness present in the preparation of financial statements for the year ended June 30, 2006 resulted in a restatement of the financial statements for that period to reflect the previously unreported issuance of 120,000 common share to officers. The Company believes it has developed sufficient controls to resolve this weakness in its entirety.

(b) Changes in Internal Controls

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Financial Officer.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served a such:

Name	Age	Title
Daniel W. Hollis	55	Chairman of the Board and Chief Executive Officer

Lance J. Rosmarin	44	Director

Daniel W. Hollis, 55,Chairman of the Board and Chief Executive Officer. Mr. Hollis has served as our Chairman and Chief Executive Officer since February 11, 2002. Mr. Hollis is an experienced entrepreneur who combines both operational experience and financial acumen. He has been a Registered Principal of an NASD brokerage, and participated in both private and public financings. He has led numerous start-ups, primarily in healthcare and technology. In addition to his role at the Company and since 2001. Mr. Hollis serves as Chairman of Segue Solutions, LLC, a privately held technology company. Prior thereto and from 1997, he served as consultant to numerous privately held companies through Bagswell Capital, LLC, a privately held management consultancy. From 1995 to 1999, Mr. Hollis was Chairman and CEO of Alignis, Inc., a privately held, venture capital-funded, specialty managed healthcare company.

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

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

The table below shows the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the six months ended December 31, 2006 to the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the six months ended December 31, 2006 (our "named executive officers"):

		Annual Compensation				Long Term Compensation
Name and Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards($)	Securities Underlying Options/SARS (#)	All Other Compensation ($)
Daniel W. Hollis	2006	$	−	−	−	−	30,000	−
Chairman and Chief	2005		−	−	−	−	−	−
Executive Officer(1)
Lance J. Rosmarin	2006		−	−	−	−	30,000	−
	2005		−	−	−	−	−	−

(1) Mr. Hollis became our Chairman and Chief Executive Officer on February 11, 2002, pursuant to a consulting agreement.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The table below shows the number of options to purchase shares of our common stock that were granted to each of our named executive officers during the six months ended December 31, 2006:

Name	Number of Securities Underlying Options/SARs Granted(#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/share)	Expiration Date
Daniel W. Hollis	−	−	−

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The table below shows the number of stock options held at the end of or exercised during fiscal 2006 for each of our named executive officers:

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year- End (#)		Value of Unexercised In- The-Money Options/SARs at Fiscal Year-End ($)(1)

Name	Shares Acquired on Exercise (#)	Value Realized	Exercisable	Unexercisable	Exercisable		Unexercisable
		−	463	−		$463	−

(1) Based on $1.00 per share, the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board on December 31, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below shows the amount of common stock of the Company beneficially owned as of March 25, 2007 by each of the following:

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

Name and Address(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class(3)
Daniel W. Hollis (4)	76,469	29.9%
Lance Rosmarin (5)	63,167	24.7%
Wayne Shortridge (6) 600 Peachtree Street, NE, Suite 2400 Atlanta, GA 30308-2222	13,636	8.2%
All directors and executive officers as a group(3 persons)	139,636	54.51%

(1) If no address is given, the named individual is an executive officer or director of Small Town Radio, Inc., whose business address is 3500 Lenox Road Suite 1500, Atlanta, Georgia 30026.

(2) Shares of common stock that a person has the right to acquire within 60 days of December 31, 2006 are deemed outstanding for computing the percentage ownership of the person having the right to acquire such shares, but are not deemed outstanding for computing the percentage ownership of any other person.

(3) As of December 31, 2006, there were 256,144 shares of common stock issued and outstanding.

(4) Includes the following numbers of shares of common stock that may be acquired within 60 days of December 31, 2006 through the exercise of stock options: all directors and executive officers as a group, 463 shares.

(5) Mr. Rosmarin's beneficial ownership consists of 62,056 shares of common stock held by Mr. Rosmarin directly and 1,111 shares held by a trust of which Mr. Rosmarin is the sole trustee.

(6) Mr. Shortridge's beneficial ownership consists of 13,056 shares of common stock held by Bolling Investments, LLC, an entity of which Mr. Shortridge is the sole owner, and 582 shares of common stock issuable upon exercise of warrants issued to Mr. Shortridge in fiscal year 2002 in conjunction with the issuance of a note by the Company in the amount of $216,000.

Equity Compensation Plan Information

The following table provides certain information about our equity compensation plans:
Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available forfeiture issuance under equity compensation plans
Equity compensation plans approved by stockholders	-	-	-
Equity compensation plans not approved by stockholders	462	$0.005	10,649

Total	432	$0.005	10,649

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

(b) Reports on Form 8-K. During the six months ended December 31, 2006, the Company filed the following Current Reports on Form 8-K:

           None.

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Ronald Chadwick, P.C. for the six months ended December 31, 2006 and fiscal 2006.

	Six Months		Fiscal 2006

Audit fees (1)	$	---	$	---
Audit-related fees		$1,000		$1,500
Tax fees (2)	$		$
All other fees		$750		$500

(1)  Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)  For the six months ended December 31, 2006 and fiscal 2006, respectively, tax fees principally included tax compliance fees of $0 and $0.

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
Daniel W. Hollis, Chief Financial Officer

Date: February 25, 2008

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)

 FINANCIAL STATEMENTS
 As of December 31, 2006 and June 30, 2006
 and for the six months and year then ended

 with

 REPORT OF INDEPENDENT ACCOUNTANT

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Dutch Gold Resources, Inc.
Atlanta, Georgia

I have audited the accompanying consolidated balance sheets of Dutch Gold Resources, Inc. (formerly Small Town Radio, Inc.) as of December 31, 2006 and June 30, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the six months and year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dutch Gold Resources, Inc. as of December 31, 2006 and June 30, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the six months and year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the financial statements, the Company did not adjust its financial statements for fiscal year end June 30, 3006 to account for a 1 for 100 reverse common stock split in May  2006, and did not record $60,000 in common stock issuances during the year. Accordingly, the financial statements for the year ended June 30, 2006 have been restated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements the Company has suffered losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
February 14, 2008	RONALD R. CHADWICK, P.C.

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED BALANCE SHEET
As of DECEMBER 31, 2006 and JUNE 30, 2006

	December 31, 2006	June 30, 2006 (As Restated)
Assets
Current Assets
Cash	$306	$5,697

Total current assets	306	5,697

TOTAL ASSETS	$306	$5,697

Liabilities and Stockholders' Deficit
Current Liabilities
Notes payable-stockholders	$1,234,627	$594,627
Accounts payable	25,951	41,451
Accounts payable-related party	1,012,500	900,000
Accrued interest	279,797	213,446
Loans from shareholders	37,880	39,888

Total current liabilities	2,590,755	1,789,412

Stockholder's Deficit
Preferred stock, $.001 par value 10,000,000 authorized, no share issued and outstanding at December 31, 2006 and June 30, 2006	-	-
Common stock, $.001 par value 500,000,000 authorized, 256,144 issued and outstanding at December 31 2006 and June 30, 2006	256	256
Additional paid-in-capital	1,892,667	1,892,667
Accumulated deficit	4,483,372	(3,676,638)

Total stockholder's deficit	2,590,449	(1,783,715)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$306	$5,697

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND THE YEAR ENDED JUNE 30, 2006

	December 31, 2006	June 30, 2006 (As Restated)

Net Sales	$-	$-

Operational Expenses

Organizational, selling, general and administrative expenses	6,862	5,157
Professional fees	26,171	49,102
Impairment	577,000	-
Write off expense	-	56,000
Rent and repairs and maintenance	17,850	15,240
Salaries, wages and benefits	112,500	285,000

	740,383	410,499

Operating loss	(740,383)	(410,499)

Other income (expense)

Interest expense	(66,351)	(64,242)
Gain from previous write-off	-	61,600
Gain on debt relief	-	834,766

Income before income taxes	(806,734)	421,625

Income tax provision	-	-

Net income	(806,734)	421,625

Basic earnings per share	$(3.15)	$1.65
Weighted average shares outstanding	256,144	256,144
Fully diluted earnings per share	$(3.14)	$1.64
Fully diluted weighted average shares outstanding	256,802	256,802

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND THE YEAR ENDED JUNE 30, 2006

	December 31, 2006	June 30, 2006 (As Restated)

Operating Activities

Net income (loss)	$(806,734)	$421,625
Adjustments to reconcile net loss to cash used by operating activities
Impairment	577,000	-
Gain on debt relief	-	(834,766)
Stock Compensation	-	60,000
Changes in assets and liabilities
Accounts receivable	-	-
Accounts payable	(15,500)	-
Accounts payable-related party	112,500	225,000
Accrued interest	66,351	41,585
Accrued expenses	-	-

Net cash from activities	(66,383)	(86,556)
Investing activities
Loans to Dutch Mining	(577,000)	-

Net cash used by investing activities	(577,000)	-

Financing activities
Increase/(Decrease) in notes payable-stockholders	640,000	(57,127)
Loans from shareholders	(2,008)	(34,683)
Stockholder contributions	-	-

Net cash from financing activities	637,992	(91,810)

Net (decrease)increase in cash	(5,391)	5,254

Cash, beginning of period	5,697	443

Cash, end of period	$306	$5,697
Non cash investing and financing activities	$-	$-
Cash paid for interest	$-	$22,127
Cash paid for income taxes	$-	$-

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC
(Formerly Small Town Radio, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND THE YEAR ENDED JUNE 30, 2006

	Common Stock
		Dollars at	Paid in Cap.	Accum	Stockholders'
	Shares	Par ($.001) (1)	Dollars $	Deficit	Equity

Balances 6/30/05 (As Restated)	136,144	$136	$1,832,787	$(4,098,263)	$(2,265,340)

Stock Grant	120,000	120	59,880		-

Gain (loss) for year				421,625	421,625

Balances 6/30/06 (As Restated)	256,144	$256	$1,892,667	$(3,676,638)	$(1,783,715)

Gain (loss) for six months				(806,734)	(806,734)

Balances 12/31/2006	256,144	$256	$1,892,667	$(4,483,372)	$(2,590,449)

(1) – As restated for a 1 for 100 reverse stock split in May 2006.

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC. (formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Small Town Radio, Inc., a Nevada Corporation, ("the Company") decided to exit the radio business.  Since leaving the radio business the Company refocused to become a natural resources company, changing its name to Tombstone Western Resources, Inc. on May 1, 2006. On December 7, 2007 the Company changed its name to Dutch Gold Resources, Inc. in anticipation of its’ acquisition of Dutch Mining, LLC which occurred January 7, 2007.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the operations of Dutch Gold Resources, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

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

ACCOUNTS RECEIVABLE

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2006 and June 30, 2006 the Company had no balance in its allowance for doubtful accounts.

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

FISCAL YEAR

The Company employed a fiscal year ending June 30, through June 30, 2006.  On September 14, 2007, in accordance with the Registrant's By-Laws, the Registrant's Board of Directors resolved that the Registrant's fiscal year be changed to end on December 31.

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

NOTE 2—INCOME TAX

A reconciliation of tax at the combined federal and state income tax rates and actual tax expense is provided below:

	December 31, 2006	June 30, 2006
Federal and state income tax at the applicable rates	$(806,734)	421,625
Change in valuation allowance	806,734	(421,625)

Actual tax expense	—	—

The components of the deferred tax asset are as follows:

	December 31, 2006	June 30, 2006
Net operating losses and start-up costs	$1,963,548	1,096,814
Valuation allowance	(1,963,548)	(1,096,814)

Net deferred tax asset	—	—

The valuation allowance at December 31, 2006 is $1,963,548 and was increased by $806,734 during the six months. The valuation allowance at June 30, 2006 was $1,156,814. During the current year, the increase in the valuation allowance was due to additional losses incurred by the Company. We consider the valuation allowance necessary and appropriate in light of the Company's history of recurring losses.

NOTE 3—RELATED PARTY TRANSACTIONS

The Company had convertible debentures outstanding of $640,000 at December 31, 2006. The notes are payable upon demand, carry a one year term, are convertible to common stock at a price of $0.50 per share and bear interest at  8%.

The Company had outstanding notes payable to certain stockholders of $594,627 at December 31, 2006. These notes are unsecured, save for a $35,327 note secured by all assets. The notes are payable upon demand, and bear interest at rates primarily from 8% to 12% with late penalties.

In connection with the issuance of a note payable to a stockholder in the amount of $216,000 on June 17, 2002, the

Company issued the stockholder a warrant to purchase 58,245 shares of the Company's common stock at a price per share of $2.82. The warrant expires on June 17, 2012.

DUTCH GOLD RESOURCES, INC. (formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 1, 2006, the Company’s Board of Directors authorized the issuance of 6,000,000 shares of common stock each to Daniel W. Hollis and Lance Rosmarin for previously uncompensated service as directors to the Company.  The Company valued each issuance at $30,000.  On April 27, 2006, the Company’s Board of Directors and a majority of its shareholders approved a 1 for 100 reverse stock split of all issued and outstanding stock, As a result, the issued and outstanding shares decreased from 25,614,400 prior to the reverse stock split to 256,144 shares subsequent to the reverse stock split. All references to share and per share data in the accompanying audited consolidated financial statements and related notes have been adjusted retroactively to reflect the reverse stock split.

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

NOTE 5—COMMITMENTS AND CONTINGENCIES

The Company leases office space in Atlanta Georgia under a six month lease expiring in April 2007 at approximately $1,000 per month.

Future minimum lease payments under this lease are as follows:

For  2007-$4,000 in total.

Rent expense for the six months ended December 31, 2006 was 17,850. Rent expense for the period ended June 30, 2006 was $15,420.

The Company has several notes that have a conversion feature. The notes are as follows:

$10,000 at 4.75% per annum, convertible into common stock at $0.36 per share.
$50,000 at 8% per annum, convertible into common stock at $0.50 per share.
$20,000 at 8% per annum, convertible into common stock at $0.50 per share.

In 2006 the Company issued convertible debentures to several parties that totaled $640,000. These debentures are convertible at $0.50 per share.

The Company in 2006 recorded gain on debt relief of $834,766 owing to the Company’s interpretation of pertinent State of Georgia statutes of limitation. Although the Company believes its interpretation to be correct, any successfully re-asserted claims by creditors would result in an expense and liability to the Company in the amount of the claim.

NOTE 6 - RESTATEMENT

The Company on December 31, 2006 restated its June 30, 2006 financial statements, to show the effect of a 1 for 100 reverse stock split and a 120,000 share common stock issuance not originally reported. The restatement resulted in an increase of expenses for the period ended June 30, 2006 of $60,000. The effect of these changes on certain financial statement categories are as follows:

DUTCH GOLD RESOURCES, INC. (formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Prior to	Adjustment	After
June 30, 2006	Adjustment	Amount	Adjustment

Common Stock	$13,109	$(12,853)	$256
Additional paid in capital	$1,819,814	$72,853	$1,892,667
Accumulated deficit	$(3,616,638)	$(60,000)	$(3,676,638)
Salaries, wages and benefits	$225,000	$60,000	$285,000
Net income (loss)	$481,625	$60,000	$421,625

Note 7 - SUBSEQUENT EVENT

On January 16, 2007, the registrant consummated the terms of it Share Exchange Agreement(the “Agreement”) with Dutch Mining, LLC. Whereby the Registrant issued 24,000,000 shares of its common stock, par value .001 per share to the Dutch Mining equity holders and their designees in exchange for all of the issued and outstanding equity interests of Dutch Mining, LLC. Following the Exchange, Dutch Mining, LLC. Became a wholly-owned subsidiary of the Registrant.  In conjunction with the consummation of the acquisition, certain officers and shareholders exchanged their debt instruments in the public company for shares.  Subsequently, the Registrant had a total of 30,256,144 shares of Common Stock issued and outstanding.

In accordance with the exchange, the Registrant elected Ewald Dienhart as Chairman of the Board of Directors. Mr. Dienhart, 73, most recently served as the Managing Director of Dutch Mining and has served in that capacity since 1994. Pursuant to the terms of the Agreement, Dr. William Debor, 62, was also elected to serve as a member of the Registrant’s Board of Directors.

During the six months ended December 31, 2006 the Registrant loaned $577,000 to Dutch Mining in anticipation of the business combination. As of December 31, 2006 all $577,000 has been reserved for by the Registrant.

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

X-1

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

10.5	Letter of Intent with Dutch Mining, LLC dated ____, 2006.
10.6	Share Exchange Agreement with Dutch Mining, LLC, dated May 23, 2006, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated January 25, 2007.
16.1
Letter of BKD, LLP dated September 10, 2002, pursuant to Item 304(a)(3) of Regulation S-B, regarding change of certifying accountant, incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated September 3, 2002.

21.1*	List of Subsidiaries.
31.1*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204),dated February 15, 2008, executed by Daniel W. Hollis, Chairman of the Board and Chief Executive and Financial Officer of the Company.

32.1*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204),dated February 15, 2008, executed by Daniel W. Hollis, Chairman of the Board and Chief Executive and Financial Officer of the Company.

*  Filed herewith.

†  Management contract or compensatory plan

X-2