Form 10-K
period 2007-12-31
Dutch Gold Resources Inc
filed 2010-02-18
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-72163

DUTCH GOLD RESOURCES, INC.

(Name of Small Business Issuer in Its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	58-2550089 (I.R.S. Employer Identification Number)

3500 Lenox Road Suite 1500, Atlanta, Georgia (Address of Principal Executive Offices)	30326 (Zip Code)

(404) 419-2440
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None
(Title of Class)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer's revenues for the most recent fiscal year were $3,102,376.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of December 31, 2007, was $19,833,316.00

The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of December 31, 2007 was 42,373,732.

Transitional Small Business Disclosure Format (check one):

Yes     No  ☒

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Various statements, estimates, predictions, and projections stated under "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," and elsewhere in this Annual Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of Dutch Gold Resources, Inc. or our officers with respect to, among other things, the ability to successfully implement our operating and acquisition strategies, including trends affecting our business, financial condition and results of operations. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of the related business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. These statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that could affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

•our ability to successfully implement our operating strategies;

•changes in the availability of debt or equity capital and increases in the cost of capital;

•changes in regional and national business and economic conditions, including the rate of inflation and the spot of gold;

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Corporate History

Dutch Gold Resources, Inc. (the “Company” or “Registrant”) was incorporated in Colorado on October 13, 1989 as Ogden, McDonald & Company for the purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic location of the acquisition candidate. On July 22, 1996, Ogden, McDonald & Company completed a transaction pursuant to which the shareholders of Worldwide PetroMoly Corporation, a Texas corporation, acquired approximately 90.6% of the shares outstanding in Ogden, McDonald & Company, and Worldwide PetroMoly Corporation became a wholly owned subsidiary of Ogden, McDonald & Company. On October 11, 1996, Ogden, McDonald & Company changed its name to Worldwide PetroMoly, Inc. From July 22, 1996, until June 1, 2001, through Worldwide PetroMoly, we engaged in the business of manufacturing, marketing and distributing a line of molybdenum-fortified lubricant products called PetroMoly(TM), an engine oil additive designed to enhance and maintain engines.

On June 1, 2001, we consummated a transaction in which Small Town Radio, Inc., a Georgia corporation ("Small Town Georgia"), was merged into a subsidiary of our Company created for the purpose of this merger. Pursuant to this transaction, all of the outstanding shares of Small Town Georgia were exchanged for shares of our common stock par value $.001 per share (the “Common Stock”). In connection with our acquisition of Small Town Georgia, on June 7, 2001 we sold all of the share capital of Worldwide PetroMoly to Mr. Gilbert Gertner, our former Chairman of the Board.

On May 23, 2002, Small Town Georgia was renamed "Small Town Radio of Georgia" in preparation for our reincorporation as a Nevada corporation. On May 28, 2002, Worldwide PetroMoly, Inc. was merged with and into Small Town Radio, Inc., a newly created Nevada corporation, in an incorporation merger. Under our new name, "Small Town Radio, Inc.," the focus of our business is now the acquisition and operation of radio stations, generally located in small, non-rated markets.

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

Entry into the Natural Resources Industry

Thereafter, the Company subsequently refocused to become a natural resources company and changed its name to Tombstone Western Resources, Inc. on May 1, 2006. On December 7, 2006 the Company changed its name to Dutch Gold Resources, Inc.

On January 16, 2007, the Registrant consummated the terms of its Share Exchange Agreement (the “Agreement”) with Dutch Mining, LLC (“Dutch Mining”) whereby the Registrant issued 24,000,000 shares of Common Stock to the Dutch Mining equity holders and their designees in exchange for all of the issued and outstanding equity interests of Dutch Mining (the “Exchange”). Following the Exchange, Dutch Mining became a wholly-owned subsidiary of the Registrant and the Registrant had a total of 30,256,144 shares of Common Stock issued and outstanding.  In accordance with the Exchange, the Registrant elected Ewald Dienhart as Chairman of the Board of Directors.

Business of Registrant

Overview

Dutch Gold Resources, Inc. is a junior mining company focused in North America. The Company makes strategic acquisitions of exploration, development and production projects, while evaluating late stage exploration opportunities.  The Company through its subsidiary, Dutch Mining, LLC, leases the Benton Mine in Grants Pass, OR.  The Company strategy is to acquire gold properties that can be developed and brought to production within two years.  The Company intends to enhance shareholder value by optimizing each property it acquires, and to acquire such properties and projects as may be opportune.

Operating Strategy

Our business strategy is to acquire and develop gold properties in North America. To achieve these goals, we intend to:

• optimize production of the Benton mine;

• upgrade the resource and mining operations at the Benton mine; and

• to acquire such additional projects and properties that fit the company’s acquisition profile.

Source of Revenue

The Company sells gold concentrates and ore to buyers throughout the world.  The company’s revenue fluctuates as a function of the spot price of gold and the amount of gold that is produced from its properties. The Company expects limited production from the Benton mine and limited revenues throughout the year.

Employees.

The Company employed thirty four employees as of December 31, 2007.

ITEM 1A.  RISK FACTORS.

Risk Factors

Our independent auditors have expressed doubt about our ability to continue as a going concern.

Our independent public accountants have expressed doubt about our ability to continue as a going concern in their report on our December 31, 2007 and December 31, 2006 financial statements. Our independent public accountants have advised us that our continuance as a going concern is dependent upon our ability to raise capital. There is no assurance that we will be able to raise sufficient capital or generate sufficient cash from operations to continue as a going concern.

Because of our limited operations and the fact that we are currently generating limited revenue, we are unable to service our debt obligations.

We currently have approximately $2,514,926 in debt pursuant to promissory notes issued by us. We are presently unable to meet our interest obligations in the amount of $330,706 under these notes. We are also trying to secure additional debt and equity financing. Our ability to satisfy our current debt service obligations, and any additional obligations we might incur will depend upon our future financial and operating performance, which, in turn, are subject to prevailing economic conditions and financial, business, competitive, legislative and regulatory factors, many of which are beyond our control. If our cash flow and capital resources continue to be insufficient to fund our debt service obligations, we may be forced to reduce or delay planned acquisitions, expansion and capital expenditures, sell assets, obtain additional equity capital or restructure our debt. We cannot assure you that our operating results, cash flow and capital resources will be sufficient for payment of our debt service and other obligations in the future.

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

Because our common stock is quoted on the "OTC Pink Sheets," your ability to sell your shares in the secondary trading market may be limited.

Our common stock is currently quoted on the OTC Pink Sheets. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was quoted and traded on NASDAQ or a national securities exchange.

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

In addition, because our common stock is not listed on NASDAQ or any national securities exchange and currently is quoted at and trades at less than $5.00 per share, trading in our common stock is subject to Rule 15g-9 under the Securities Exchange Act. Under this rule, broker-dealers must take certain steps prior to selling a "penny stock," which steps include:

	obtaining financial and investment information from the investor;
	obtaining a written suitability questionnaire and purchase agreement signed by the investor; and
	providing the investor a written identification of the shares being offered and the quantity of the shares.

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

We may be required to amortize, over a period of years, certain identifiable intangible assets. The resulting amortization expense could reduce our overall net income and earnings per share. Changes in future markets or technologies may require us to amortize intangible assets faster and in such a way that our overall financial condition or results of operations are harmed. If changes in economic and/or business conditions cause impairment of goodwill and other intangibles acquired by acquisition, it is likely that a significant charge against our earnings would result. If economic and/or business conditions did not improve, we could incur additional impairment charges against any earnings we might have in the future. An acquired business could reduce shareholder value if it should generate a net loss or require invested capital.

ITEM  2. DESCRIPTION OF PROPERTY.

We currently lease approximately 160 square feet of space in Atlanta, Georgia for our corporate office and operations on a month-to-month basis. Our monthly rental charge for these offices is approximately $1,350 per month. We believe that these offices generally are adequate for our current needs and our needs in the immediate future.

The company’s operating headquarters are based in Grants Pass, Oregon where the Company maintains administrative offices, its milling operations and equipment garage for equipment used in the production of gold.

The Company leases the Benton Mine, near Grants Pass, OR and has operational facilities at that location.  The Company owns the adjacent Gold Bug Mine, which was last operated in 1941.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this Report, no legal proceedings have been threatened against or settled by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information and Holders

(a) Market Information.

Quotations for our common stock are reported on the OTC Pink Sheets under the symbol "DGRI."  The following table sets forth the range of high and low bid price information for the common stock for each fiscal quarter for the past two fiscal years.  High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.:

Year Ended December 31, 2006	High Bid	Low Bid

Fourth Quarter	$2.10	$0.90
Third Quarter	$2.00	$0.90
Second Quarter	$4.00	$0.55
First Quarter	$0.80	$0.55

Year Ended December 31, 2007	High Bid	Low Bid

Fourth Quarter	$1.29	$0.75
Third Quarter	$1.71	$0.87
Second Quarter	$1.83	$1.30
First Quarter	$2.35	$1.05

(b) Holders

As of December 31, 2007, we had 921 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

For the three years ended with December 31, 2007, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

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

On May 8, 2007, the Company entered into a private placement offering and issued debentures in the amount of $2,295,000, which were subsequently converted to equity with an issuance of 4,590,000 shares.  In addition, the Company sold restricted Common Stock totaling 2,172,500 shares resulting in proceeds of $1,751,000.

Subsequent Events

Settlement of Claim

On February 5, 2008, the Company issued 500,000 shares of Common Stock to settle an outstanding claim relating to the purchase of the Benton Mine.  This settled all outstanding matters relating to this transaction.

Acquisition of Aultra Gold, Inc.’s Assets

On January 6, 2010, the Company entered into an Asset Purchase Agreement with Aultra Gold, Inc. effective as of December 31, 2009.  Pursuant to the Agreement, the Company acquired all of Aultra Gold’s assets.  As consideration for these assets, the Company issued 9,614,667 shares of its common stock, par value $0.001 per share, to Aultra Gold.

In accordance with the transaction, the Company acquired substantially all of the assets related to Aultra Gold’s gold and mineral business, including inventory, accounts receivable, certain supply and distribution and other vendor contracts, good will and other various assets and intangibles. The parties made customary representations, warranties and indemnities that are typical and consistent for a transaction of this size and scope.

Acquisition of Control of Aultra Gold, Inc.

Also, on December 31, 2009, pursuant to a Stock Purchase Agreement by and among the Company, Rauno Perttu, Strategic Minerals Inc., a Nevada corporation, and Aultra Gold Capital Inc., a Turks and Caicos corporation, the Company acquired controlling interest of Aultra Gold for a purchase price of One Million newly-issued shares of the Company’s common stock, par value $0.001 per share.

Employment Agreement

On December 31, 2009 the Company entered into an employment agreement with Mr. Daniel Hollis the Company’s Chief Executive Officer for an initial one year period.   The agreement may be renewed at the option of the Corporation for successive one year periods.  The agreement provides for an annual salary of $96,000 plus a signing bonus of $25,000.

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

GOING CONCERN

In connection with their audit report on our consolidated financial statements as of December 31, 2007, Gruber & Company, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

We have explored, and continue to explore, all avenues possible to raise the funds required. We have limited revenue-producing activity. We also need capital to fund overhead and administrative costs as well as transaction expenses. At December 31, 2007, accounts payable to vendors totaled $356,514. At December 31, 2007, our cash requirement was approximately $125,000 per month. We have met our operating costs to date through the sale of gold, equity and debt financing from our shareholders and other investors; however, there can be no assurance that our shareholders and other investors will be able or willing to make additional investments in the future to fund continued operations.

Ultimately, we must achieve profitable operations if we are to be a viable entity. We intend to optimize revenue and mitigate costs at the Benton mine operations. Although we believe that there is a reasonable basis to believe that we will successfully raise the needed funds, we cannot assure you that we will be able to raise sufficient capital to sustain operations or that we will be able to achieve, or maintain, a level of profitability sufficient to meet the operating expenses of the operations and corporate overheads.

Cash Flow

We have a working capital deficit of $642,787 at December 31, 2007 compared to a deficit of $1,355,822 at December 31, 2006.

For the twelve months ended December 31, 2007, operations used $2,873,707 of cash. Financing activities provided $3,712,209 during the period and consisted mainly of convertible debentures. We expect to continue to have operating cash flow deficiencies for the near term.,

Liquidity and Capital Resources

We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of debt. With limited liquid assets and depreciating fixed assets the availability of funds from traditional sources of debt will be limited, and we cannot assure you that there will be a source of funds in the future.

As of December 31, 2007, we had a cash balance of $80,541. We estimate that, based upon our current business ,we will require up to $5,000,000 over the next two years. The estimated funding required for the first year of our business is $3,000,000.  However, the Company cannot properly anticipate the capital expenditures and working capital needed in connection with the operations of the Benton mine.

Our independent certified public accountants stated in their report dated January 28, 2010 for the fiscal year ending December 31, 2007 that we have incurred operating losses from our inception and that we are dependent upon our ability to meet our future financing requirements, and the success of future operations. These factors raise substantial doubt about our ability to continue as a going concern.

Operations Outlook

We do not currently have funds sufficient to carry out any of our operations at the Benton mine without raising additional capital. While the spot price of gold has been trending upward and appears to be strong, there is no assurance that the Company will be able to achieve positive cash flow, given the needs for capital expenditures and working capital.  In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private investors. There can be no assurance that we will be able to obtain debt or equity financing or generate sufficient revenue to produce positive cash flow from operations. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations.  If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our exploration activities and administrative expenses in order to be within the amount of capital resources that are available to us.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007 AND THE YEAR ENDED DECEMBER 31, 2006

The operating loss for the twelve months ended December 31, 2007 was $1,965,734, an increase of $1,225,351 over the year ended December 31, 2006. Revenue for the twelve months ended December 31, 2007 was $3,102,376 as compared to $0 for the year ended December 31, 2006. Interest expense and financing costs for the twelve months ended December 31, 2007 were $336,163 as compared to $66,351 for the twelve months ended December 31, 2006.  The total loss for the twelve months ended December 31, 2007 was $1,614,897 as compared to $806,734 for the twelve months ended December 31, 2006. The income in 2007 included an impairment charge for loans to Dutch Mining, LLC of $577,000.

OFF-BALANCE SHEET ARRANGEMENTS

The Company was not involved in any significant off-balance sheet arrangement during the period ended December 31, 2007.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements of the Company, together with the reports thereon of Gruber & Company, LLC, the independent accountants, are set forth on the pages immediately following the signature page of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T).  CONTROLS AND PROCEDURES

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

Item 8B.  Other Inf ormation

Not applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served a such:

Name	Age	Title
Ewald J. Dienhart	72	Executive Chairman of the Board

Daniel W. Hollis	56	Director & CEO

Dr. Wilhelm H. Debor	64	Director

Lance Rosmarin	44	Director

Ewald J. Dienhart, Executive Chairman of the Board
Mr. Dienhart has an extensive background in real estate development, corporate finance and mining development. His project developments in Germany since 1983 have been valued at over 2 Billion (DM). In North America, his real estate development projects include the construction of 22 factory outlets. His interest in mining is focused on the reactivation and financing of promising natural resource properties.

Daniel W. Hollis, Director & CEO
Mr. Hollis brings thirty years of corporate finance and management experience to the Company. He is a seasoned entrepreneur with a background in venture capital, private and public company funding. His experience includes turn around situations, and development of fast growth management teams for special situations. He has served as an officer and adviser to numerous private and public growth companies. Mr. Hollis served as Registered Principal of Investacorp, Inc., a NASD broker-dealer, where he had supervisory responsibilities for the State of Georgia. He is a member of the National Association of Investment Bankers.

Dr. Wilhelm H. Debor, Director
Dr. Debor is an accomplished attorney, with an extensive background in finance. Since the beginning of his career, Dr. Debor has held progressively more responsible positions with Swiss Bank Corporation and Chase Manhattan Bank. He was responsible for Credit for Commercial Real Estate with Deutsche Bank Group until 1990 when he joined DePfa Bank Group in Frankfurt, Germany where he served until 2000. Subsequently he has been the principal in Debor Consulting, advising on large corporate and real estate transactions.

Lance Rosmarin, Director
Mr. Rosmarin has served as Secretary and a Director of the Company since July 22, 1996. He has held various executive positions with, and Board seats on public companies over the past fifteen years. Mr. Rosmarin received a Bachelor of Science Degree in Finance and Marketing from the University of Texas in 1985, and an MBA Degree in Finance from the University of Texas in 1988.

Directors are elected to serve one year terms and until their earlier resignation or removal.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The table below shows the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the twelve months ended December 31, 2007 to the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the twelve months ended December 31, 2007 (our "named executive officers"):

		Annual Compensation				Long Term Compensation
Name and Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARS (#)	All Other Compensation ($)
Ewald J. Dienhart	2007	$	−	−	−	−	−	−
Chairman	2006			−	−	−	−	−

Daniel W. Hollis	2007		$60,000−	−
Vice Chairman and Chief	2006		−	−	−	−	−	−
Executive Officer(1)					−	−	−	−

Wilhelm Debor	2007	$		−	−	−	−	−
Director	2006		−	−	−	−	−	−

Lance Rosmarin	2007	$		−	−	−	−	−
Director	2006		−	−	−	−	−	−

(1) Ewald J. Dienhart  became our Chairman in January 14, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below shows the amount of common stock of the Company beneficially owned as of December 31, 2007 by each of the following:

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class
Ewald J. Dienhart 1911 Embassy Drive, West Palm Beach, FL 33401	19,030,000	44.9%
Bruce Burrow 37040 Edge Hill Road Springfiled, OR 97478	2,692,000	6.4%
Daniel Hollis	2,224,500	5.2%
All directors and executive officers as a group (3 persons)	24,188,557	57.1%

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

(1) If no address is given, the named individual is an executive officer or director of  Dutch Gold Resources, Inc. whose business address is 3500 Lenox Road Suite 1500, Atlanta, Georgia 30026.

(2) Shares of common stock that a person has the right to acquire within 60 days of December 31, 2007 are deemed outstanding for computing the percentage ownership of the person having the right to acquire such shares, but are not deemed outstanding for computing the percentage ownership of any other person.

(3) As of December 31, 2007, there were 42,373,732 shares of common stock issued and outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 16, 2007, the Company assumed a note issued by Dutch Mining, LLC in the amount of $1.2M to Embassy International, LLC, a Florida limited liability company controlled by the family of the Chairman of the Board, Ewald Dienhart. The note, which is payable on demand, is dated December 31, 2006 and carries an interest rate of 10.0%.  The note is unsecured and may be converted into shares of the Company.  .

On January 16, 2007, the Company assumed notes issued by Dutch Mining, LLC in the amount of $250K to Gabriela Dienhart-Engel, who is the daughter of the Chairman of the Board, Ewald Dienhart. The note, which is payable on demand, is dated July 31, 2006 and carries an interest rate of 6.0%.  The note is partially secured by the title to the Gold Bug Mine, and may be converted into shares of the Company.

On January 16, 2007, the Company assumed notes issued by Dutch Mining, LLC in the amount of $100,000 to Dienhart-Caruso TBE Family LLC, a Florida limited liability company that is controlled by the wife of the Chairman of the Board, Ewald Dienhart. The note, which is payable on demand, is dated July 31, 2006 and carries an interest rate of 6.0%.  The note is partially secured by the title to certain equipment used by the Company, and may be converted into shares of the Company.

On January 16, 2007 the Company assumed a note issued by Dutch Mining LLC in the amount of $950,000 to Josef Bauer for working capital. The note is guaranteed by Ewald Dienhart.  The note, which is payable on demand carries an interest rate of 13.0%.

The Company leases space from Rendata Industrial Park, LLC and Rendata Industrial Park, LLC is substantially controlled by Ewald Dienhart, the Company’s Chairman.  For the period ended December 31, 2007, the Company paid $135,525 in rent and related expenses to Rendata Industrial Park, LLC and had a payable balance accrued of $12,278 at December 31, 2007.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a) Exhibits. Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of this Annual Report on Form 10-KSB.

(b) Reports on Form 8-K. During the last twelve months ended December 31, 2007, the Company filed the following Current Reports on Form 8-K:

1) 1/25/2007 - Registrant consummated the terms of its Share Exchange Agreement (the “Agreement”) with Dutch Mining, LLC (“Dutch Mining”) whereby the Registrant issued 24,000,000 shares of its common stock, par value $.001 per share (the “Common Stock”) to the Dutch Mining equity holders and their designees in exchange for all of the issued and outstanding equity interests of Dutch Mining (the “Exchange”). Following the Exchange, Dutch Mining became a wholly-owned subsidiary of the Registrant and the Registrant had a total of 30,256,144 shares of Common Stock issued and outstanding.  In accordance with the Exchange, the Registrant elected Ewald Dienhart as Chairman of the Board of Directors. Mr. Dienhart, 73, most recently served as the Managing Director of Dutch Mining and has served in that capacity since 1994. The Registrant’s Board of Directors approved an annual base salary for Mr. Dienhart of $60,000. Pursuant to the terms of the Agreement, Dr. William Debor, 62, was also elected to serve as a member of the Registrant’s Board of Directors.

2) 9/14/2007- Registrant's Board of Directors resolved that the Registrant's fiscal year be changed to end on December 31.  The Registrant's fiscal year previously ended as of June 30.  The Registrant's financial statements for the transition period shall be filed on Form 10-QSB.

3) 9/24/2007 - Registrant made available an N.I. 43-101 compliant reserves report which estimates the gold reserves at one of the Registrant's mines.  A copy of the report is furnished as Exhibit 99.1 to this Current Report on Form 8-K and is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by the Company for the audit and other services provided for the twelve months ended December 31, 2007 and fiscal 2006.

	Twelve Months 2007		Fiscal 2006

Audit fees (1)	$	---	$	---
Audit-related fees		$1,000		$1,500
Tax fees (2)	$		$
All other fees		$750		$500

(1)  Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)  For the twelve months ended December 31, 2007 and fiscal 2006, respectively, tax fees principally included tax compliance fees of $0 and $0.

All audit related services, tax services and other services are and were pre-approved by the Company’s Board of Directors, which concluded that the provision of such services by Gruber & Company, was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer, Chief Financial Officer (principal executive and accounting officer)

Date: February 9, 2010

EXHIBIT INDEX

Exhibit No.	Description
31.1*
Certification Pursuant to 18 U.S.C. Sec. 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204),dated February 9, 2010, executed by Daniel W. Hollis, Chairman of the Board and Chief Executive and Financial Officer of the Company.

32.1*
Certification Pursuant to 18 U.S.C. Sec. 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204),dated February 9, 2010, executed by Daniel W. Hollis, Chairman of the Board and Chief Executive and Financial Officer of the Company.

*  Filed herewith.

†  Management contract or compensatory plan

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)

FINANCIAL STATEMENTS
As of December 31, 2007 and December 31, 2006

with

REPORT OF INDEPENDENT ACCOUNTANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Dutch Gold Resources, Inc.

We have audited the accompanying consolidated balance sheets of Dutch Gold Resources, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity deficit and cash flows for each of the years in the two-year period ended December 31, 2007. Dutch Gold Resources’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dutch Gold Resources, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plan in regard to these matters is also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

//Gruber & Company, LLC
Gruber & Company, LLC

Lake Saint Louis, Missouri
January 26, 2010

[Missing Table]

See notes to consolidated financial statements

[Missing Table]

See notes to consolidated financial statements

[Missing Table]

See notes to consolidated financial statements

[Missing Table]

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Dutch Gold Resources, Inc. (DGRI.PK) is a junior gold miner, experienced in the exploration, development and production of gold properties, through the production stage. Its first project was an advanced development and production stage mine system located in Southern Oregon. The geology of this mine is unique to this part of the United States. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

On January 7, 2007, the Registrant consummated the terms of its Share Exchange Agreement (the “Agreement”) with Dutch Mining, LLC (“Dutch Mining”) whereby the Registrant issued 24,000,000 shares of its common stock, par value $.001 per share (the “Common Stock”) to the Dutch Mining equity holders and their designees in exchange for all of the issued and outstanding equity interests of Dutch Mining (the “Exchange”). Following the Exchange, Dutch Mining became a wholly-owned subsidiary of the Registrant and the Registrant had a total of 30,256,144 shares of Common Stock issued and outstanding.  In accordance with the Exchange, the Registrant elected Ewald Dienhart as Chairman of the Board of Directors.

Immediately following the consummation of this transaction the Company issued 4,000,000 shares of its common stock to several parties holding notes with Dutch Gold Resources, Inc. Subsequent to this transaction, all notes payable for Dutch Gold Resources, Inc. were extinguished and the only remaining notes were the ones acquired in the Dutch Mining, LLC transaction.

PRINCIPLES OF CONSOLIDATION

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include our accounts and our wholly-owned subsidiaries’ accounts (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

ORGANIZATIONAL AND START-UP EXPENSES

The Company has expensed all organizational and start-up expenses for financial reporting purposes.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions of future events that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ materially from those reported.

CASH AND CASH EQUIVALENTS

Cash equivalents comprise certain highly liquid instruments with an original maturity of three months or less when purchased. As at the reporting dates, cash and cash equivalents consist of cash only.

ACCOUNTS RECEIVABLE

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2007 and 2006, the Company had no balance in its allowance for doubtful accounts.

INVENTORIES

Inventories are stated at the lower of average costs incurred or estimated net realizable value. Major types of inventories include materials and supplies and metals product inventory, which is determined by the stage at which the ore is in the production process (stockpiled ore, work in process and finished goods).

PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is recorded on the straight-line basis over estimated useful lives that range from three to five years, but do not exceed the useful life of the individual asset. Normal maintenance and repairs are charged to operations while expenditures for major maintenance and improvements are capitalized. When assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss arising from such disposition is included in the consolidated statement of activities.

REVENUE RECOGNITION

We recognize the sale of product when an agreement of sale exists, product delivery has occurred, title has transferred to the customer and collection is reasonably assured. The price received is based upon terms of the contract.

MINERAL CLAIM PAYMENTS AND EXPLORATION EXPENSES

The Company expenses all costs related to the acquisition, maintenance and exploration of its unproven mineral properties to which it has secured exploration rights. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent development costs of the property will be capitalized. To date the Company has not established the commercial feasibility of its exploration prospects, therefore all costs have been expensed. The Company also considers the provisions of EITF 04-02 “Whether Mineral Rights are Tangible or Intangible Assets” which concluded that mineral rights are tangible assets. Accordingly, the Company capitalizes certain costs related to the acquisition of mineral rights where proven or probable reserves are present, or when the Company intends to carry out an exploration program and has the funds to do so.

CONCENTRATIONS

Concentration of Credit Risk — Financial instruments, which could potentially subject the Company to credit risk, consist primarily of cash in bank and receivables. The Company maintains its cash in bank deposit accounts insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s account balances, at times, may exceed federally insured limits. The Company has not experienced material losses in such accounts, and believes it is not exposed to any significant credit risk with respect to its cash accounts.

Concentration of Operations — The Company’s operations are all related to the minerals and mining industry. A reduction in mineral prices or other disturbances in the minerals market could have an adverse effect on the Company’s operations.

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

STOCK BASED COMPENSATION

The Company has adopted SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements 123 and 95, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.

The Company ceased the Stock Option program at 31 December 2007.

Convertible Notes

The Company reviews the terms of convertible debt and equity instruments it issues to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including conversion options, that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single compound instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue free standing warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

When convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for separately, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

When the Company issues debt securities which bear interest at rates that are lower than market rates, the Company recognizes a discount which is offset against the carrying value of the debt. Such discount from the face value of the debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values.

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

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007 with no resulting cumulative effect adjustment at adoption. FIN 48 requires that uncertain tax positions are evaluated in a two-step process, whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority would be recognized.

IMPAIRMENT OF LONG-LIVED ASSETS

Impairment of Long-lived Assets — Management reviews and evaluates the net carrying value of all facilities, including idle facilities, for impairment at least annually, or upon the occurrence of other events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. We estimate the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment, and the value associated with property interests. All assets at an operating segment are evaluated together for purposes of estimating future cash flows.

Although management has made a reasonable estimate of factors based on current conditions and information, assumptions underlying future cash flows are subject to significant risks and uncertainties. Estimates of undiscounted future cash flows are dependent upon estimates of metals to be recovered from proven and probable ore reserves, and to some extent, identified resources beyond proven and probable reserves, future production and capital costs and estimated metals prices (considering current and historical prices, forward pricing curves and related factors) over the estimated remaining mine life. It is reasonably possible that changes could occur in the near term that could adversely affect our estimate of future cash flows to be generated from our operating properties. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” if undiscounted cash flows including an asset’s fair value are less than the carrying value of a property, an impairment loss is recognized.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of this pronouncement does not have an impact on the Company’s financial statements.

BASIC AND DILUTED LOSS PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities only basic loss per share is presented in the accompanying financial statements. At September 30, 2009, the Company had no outstanding options, warrants and stock purchase rights that could have a future dilutive effect on the calculation of earnings per share.

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the years ended December 31, 2007 and 2006, there were no potential dilutive securities.

ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at December 31, 2007 and 2006 the Company had no asset retirement obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with Ltd. exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

NOTE 2—INVENTORIES

Work-in-process inventories, including ore stockpiles, are valued at the lower of average production cost and net realizable value, after a reasonable allowance for further processing and sales costs.

[Missing Table]

NOTE 3—PROPERTIES, PLANT AND EQUIPMENT

Our major components of properties, plants, equipment are:

	December 31,
	2007	2006
Office equipment	$8,333	$—
Lab equipment	27,782	—
Mill equipment	1,467,786	—
Mine – structural	334,493
Mine equipment	440,407	—
	2,278,801	—
Less accumulated depreciation, depletion and amortization	677,002	—
Net carrying value	$1,601,799	$—

Depreciation expense for 2007 was $677,002 and none in 2006.

The Internal Revenue Service has a federal lien on the company’s subsidiary Dutch Mining, LLC’s equipment, real property and leases in the amount of $567,062.  The State of Oregon Department of Revenue has a lien on the company’s subsidiary Dutch Mining, LLC’s personal and real property in the amount of $118,663. Dutch Gold Resources, Inc. is not liable for the taxes associated with these liens, except to the extent that it makes additional capital available to Dutch Mining, LLC.

NOTE 4—ACCRUED EXPENSES AND ACCOUNTS PAYABLE

Accrued Expenses and Accounts Payable are comprised of:

[Missing Table]

NOTE 5—INCOME TAX

The Company accounts for income taxes under the provisions of SFAS No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

A reconciliation of tax at the combined federal and state income tax rates and actual tax expense is provided below:

	December 31, 2007	December 31, 2006
Federal and state income tax at the applicable rates	$(246,674)	$(218,239)
Change in valuation allowance	246,674	218,239

Actual tax expense	—	—

The components of the deferred tax asset are as follows:

	December 31, 2007	December 31, 2006
Net operating losses and start-up costs	$1,486,397	$1,315,053
Valuation allowance	(1,486,397)	(1,315,053)

Net deferred tax asset	—	—

The valuation allowance at December 31, 2007 is $1,486,397 and was increased by $1,486,397 during the year. The valuation allowance at December 31, 2006 was $1,315,053. During the current year, the increase in the valuation allowance was due to additional losses incurred by the Company. We consider the valuation allowance necessary and appropriate in light of the Company's history of recurring losses. The Company had no net operating loss carryforward to offset future taxable income.

Uncertain Tax Positions

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

Based on our assessment of FIN 48, we concluded that the adoption of FIN 48, as of January 1, 2007, had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. Our year-end analysis supports the same conclusion, and we do not have an accrual for uncertain tax positions as of December 31, 2007. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 6—CONVERTIBLE DEBENTURES

The Company had no convertible debentures outstanding at December 31, 2007 and a balance of $640,000 at December 31, 2006. The notes were payable upon demand, and bear interest at 8%.

NOTE 7—CAPITAL STOCK

Common Stock

As of December 31, 2007, the Company has 42,373,732 shares of its $0.001 par value common stock issued and outstanding.

NOTE 8—ACQUISITION OF SUBSIDIARY

In January 4, 2007, the company entered into a definitive Share Exchange agreement (the “Agreement”) with Dutch Mining, L.L.C. , an Oregon limited liability company (‘Dutch Mining’).  Pursuant to the agreement, the company agreed to acquire 100% of the outstanding equity of Dutch Mining from the stockholders of Dutch Mining (the “Dutch Mining Shareholders”) in exchange for the issuance by the company to the Dutch Mining Shareholders of an aggregate of 24,000,000 newly issued shares of common stock (“the Exchange Shares”). The Exchange shares were issued to the Dutch Mining Shareholders on a pro rata basis , in proportion to the ratio that the percentage of Dutch Mining Interest held by such  Dutch Mining Shareholder bears to the number of shares of Dutch Mining Interests held by all the Dutch Mining Shareholders as of the contract closing date.

The recapitalization method of accounting has been applied with the shares issued as consideration being recorded at $3,936,480, that being value given up after considering price fluctuations and liquidity issues. Dutch Gold Resources, Inc. was the accounting acquirer and the financial statements are those of Dutch Gold Resources, Inc.

NOTE 9—RELATED PARTY TRANSACTIONS

On January 16, 2007, the Company assumed a note issued by Dutch Mining, LLC in the amount of $1.2M to Embassy International, LLC, a Florida limited liability company controlled by the family of the Chairman of the Board, Ewald Dienhart. The note is dated December 31, 2006 and carries an interest rate of 10.0%.  The note is unsecured and may be converted into shares of the Company. The related parties have agreed not to demand the loans through December 31, 2008 therefore the loans are recorded as long-term liabilities.

On January 16, 2007, the Company assumed notes issued by Dutch Mining, LLC in the amount of $250K to Gabriela Dienhart-Engel, who is the daughter of the Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%.  The note is partially secured by the title to the Gold Bug Mine, and may be converted into shares of the Company.  The related parties have agreed not to demand the loans through December 31, 2008; therefore;\, the loans are recorded as long-term liabilities.

On January 16, 2007, the Company assumed notes issued by Dutch Mining, LLC in the amount of $100,000 to Dienhart-Caruso TBE Family LLC, a Florida limited liability company that is controlled by the wife of the Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%.  The note is partially secured by the title to certain equipment used by the Company, and may be converted into shares of the Company.  The related parties have agreed not to demand the loans through December 31, 2008 therefore the loans are recorded as long-term liabilities.

On January 16, 2007, the Company assumed a note issued by Dutch Mining LLC in the amount of $950,000 to Josef Bauer for working capital.  The note is guaranteed by Ewald Dienhart and carries an interest rate of 13.0%.  The related parties have agreed not to demand the loans through December 31, 2008 therefore the loans are recorded as long-term liabilities.

The Company leases space from Rendata Industrial Park, LLC and Rendata Industrial Park, LLC is substantially controlled by Ewald Dienhart, the company’s Chairman.  For the period ended December 31, 2007 the Company paid $135,525 in rent and related expenses to Rendata Industrial Park, LLC and had a payable balance accrued of $12,278 at December 31, 2007.

The Company had an agreement with HPUs, LLC, whose Managing Member, Patrick Engel, is related to the Company’s Chairman, effective November 30, 2007 to provide management services. The contract was for one year, automatically renewable unless terminated for a monthly amount of $9,500. The Company had a payable balance accrued of $86,820 at December 31, 2007.

The company owed $17,930 to Ewald J. Dienhart for short term advances at December 31, 2007.

NOTE 10—FINANCIAL CONDITION AND GOING CONCERN

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

NOTE 11—COMMITMENTS AND CONTINGENCIES

The Company leases office space in Atlanta Georgia under a one year renewable contact presently at approximately $1,350 monthly. The rates escalate over the term.

There was a lease agreement entered into between the Company and Rendata Industrial Park, LLC on March 31, 2002 for certain rental property consisting of 32,900 square feet of covered space located within Rendata Industrial Park in Josephine County, Oregon. The lease is for a monthly amount of $11,075, for a ten year period. The lease has an option for two ten year lease extensions under the same terms and conditions.

[Missing Table]

NOTE 12—RECLAMATION COSTS

The Company is subject to costs related to reclamation expenses that are regulated and imposed by the State Licensing Authorities.  For the Benton Mine, the Company has paid $50,000 to the State of Oregon relating to reclamation costs.  The Company has contracted with Aultra Gold, Inc, a related party to handle reclamation issues on the Company's behalf for the Benton Mine in Oregon.

NOTE 13 – SUBSEQUENT EVENTS

Settlement of Claim

On February 5, 2008, the Company issued 500,000 shares to settle an outstanding claim relating to the purchase of the Benton Mine.  This settled all outstanding matters relating to this transaction.

Acquisition of Aultra Gold, Inc.’s Assets

On January 6, 2010, the Company entered into an Asset Purchase Agreement with Aultra Gold, Inc. effective as of December 31, 2009.  Pursuant to the Agreement, the Company acquired all of Aultra Gold’s assets.  As consideration for these assets, the Company issued 9,614,667 shares of its common stock, par value $0.001 per share, to Aultra Gold.

In accordance with the transaction, the Company acquired substantially all of the assets related to Aultra Gold’s gold and mineral business, including inventory, accounts receivable, certain supply and distribution and other vendor contracts, good will and other various assets and intangibles. The parties made customary representations, warranties and indemnities that are typical and consistent for a transaction of this size and scope.

Acquisition of Control of Aultra Gold, Inc.

Also, on December 31, 2009, pursuant to a Stock Purchase Agreement by and among the Company, Rauno Perttu, Strategic Minerals Inc., a Nevada corporation, and Aultra Gold Capital Inc., a Turks and Caicos corporation, the Company acquired controlling interest of Aultra Gold for a purchase price of One Million newly-issued shares of the Company’s common stock, par value $0.001 per share.

Employment Agreement

On December 31, 2009, the Company entered into an employment agreement with Mr. Daniel Hollis, the Company’s Chief Executive Officer, for an initial one year period.   The agreement may be renewed at the option of the Corporation for successive one year periods.  The agreement provides for an annual salary of $96,000 plus a signing bonus of $25,000.

NOTE 14 – MINING LEASE AND OPTION TO PURCHASE

On May 1, 2006, the Company entered into a mining lease and option to purchase mining property known as Mineral Lot no. 351 final certificate No. 83 consisting of the Gold Bug, Silver State, Silver Dollar, Oregonian, Bimetallist and US Lode Claims in Joseph County, Oregon together with related  easements with Benton Mines, Inc.  The agreement is a fifth amendment to a mining lease and option to purchase dated June 1, 1976.

The agreement provides for a monthly minimum advance royalty payment of $5,000.  The production royalty provides that the lessor pay 4% of the value of ores, minerals, metals, bullion and mineral products derived from the property to the lessee.  In addition, lessee will pay 1% of the value of ores, minerals, metals, bullion and mineral products derived within one mile of the leased property.  The royalties are payable on a monthly basis.

The Company has an option to purchase the property subject to the lease for $10,000,000.