Form 10-K
period 2008-12-31
Dutch Gold Resources Inc
filed 2010-02-18
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-72163

DUTCH GOLD RESOURCES, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	58-2550089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3500 Lenox Road Suite 1500, Atlanta, Georgia	30326
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐   No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The issuer's revenue for the most recent fiscal year was $628,669.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of December 31, 2008, was $8,501,990.

The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of December 31, 2008 was 52,985,409.

Transitional Small Business Disclosure Format (check one):
Yes  ☐   No  ☒

TABLE OF CO NTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Various statements, estimates, predictions, and projections stated under "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," and elsewhere in this Annual Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of Dutch Gold Resources, Inc. or our officers with respect to, among other things, the ability to successfully implement our operating and acquisition strategies, including trends affecting our business, financial condition and results of operations. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of the related business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. These statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that could affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

These statements include, but are not limited to, comments regarding:

·	the establishment and estimates of mineral reserves and resources;
·	grade;
·	expenditures;
·	exploration;
·	permits;
·	closure costs;
·	future financing;
·	liquidity;
·	estimates of environmental liabilities;
·	our ability to obtain financing to fund our estimated expenditure and capital requirements;
·	factors impacting our results of operations;
·	application of Sarbanes-Oxley 404 reporting requirements and our ability to meet those reporting requirements; and
·	the impact of adoption of new accounting standards.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

·	unexpected changes in business and economic conditions;
·	significant increases or decreases in gold prices;
·	unanticipated grade changes;
·	metallurgy, processing, access, availability of materials, equipment, supplies and water;
·	determination of reserves;
·	results of current and future exploration activities;
·	results of pending and future feasibility studies;

·	joint venture relationships;
·	local and community impacts and issues;
·	timing of receipt of government approvals;
·	accidents and labor disputes;
·	environmental costs and risks;
·	competitive factors, including competition for property acquisitions;
·	availability of external financing at reasonable rates or at all; and
·	the factors discussed in this Annual Report on Form 10-K under the heading “Risk Factors.”

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of the Business” and “Management’s Discussion and Analysis” of this Annual Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

Stockholders and other users of this Annual Report on Form 10-K are urged to carefully consider these factors in connection with the forward-looking statements. We do not intend to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING RESOURCE AND RESERVE ESTIMATES

The mineral estimates in this Annual Report on Form 10-K have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws.  The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) - CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in United States Securities and Exchange Commission (“SEC”) Industry Guide 7 under the United States Securities Act of 1993, as amended (the “Securities Act”).  Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC.  Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves.  “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility.  It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.  Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC Industry Guide 7 standards as in place tonnage and grade without reference to unit measures.

Accordingly, information contained in this Annual Report on Form 10-K and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

GLOSSARY OF MINING TERMS

We estimate and report our resources and we will estimate and report our reserves according to the definitions set forth in NI 43-101.  We will modify and reconcile the reserves as appropriate to conform to SEC Industry Guide 7 for reporting in the U.S.  The definitions for each reporting standard are presented below with supplementary explanation and descriptions of the parallels and differences.

NI 43-101 Definitions
indicated mineral resource
The term “indicated mineral resource” refers to that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics can be established with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

Inferred mineral resource
The term “inferred mineral resource” refers to that part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

Measured mineral resource
The term “measured mineral resource” refers to that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

Mineral reserve
The term “mineral reserve” refers to the economically mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study. The study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A mineral reserve includes diluting materials and allowances for losses that might occur when the material is mined.

Mineral resource
The term “mineral resource” refers to a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge.

Opt	Troy ounce per ton

Probable mineral reserve
The term “probable mineral reserve” refers to the economically mineable part of an indicated, and in some circumstances a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

Proven mineral reserve1	The term “proven mineral reserve” refers to the economically mineable part of a measured mineral resource demonstrated by at least a preliminary feasibility study.

Qualified person2
The term “qualified person” refers to an individual who is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development, production activities and project assessment, or any combination thereof, including experience relevant to the subject matter of the project or report and is a member in good standing of a self-regulating organization.

SEC Industry Guide 7 Definitions

Exploration stage	An “exploration stage” prospect is one, which is not in either the development or production stage.

Development stage
A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

Mineralized material	The term “mineralized material” refers to material that is not included in the reserve, as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Probable reserve
The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Production stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

Proven reserve
The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Reserve
The term “reserve” refers to that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

1 For Industry Guide 7 purposes this study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

2 Industry Guide 7 does not require designation of a qualified person.

Additional definitions for terms used in this Annual Report filed on Form 10-K.

Argillite:
Low grade metamorphic clay rich sedimentary rock (shale, mudstone, siltstone).
Block model:
The representation of geologic units using three-dimensional blocks of predetermined sizes.
Breccia:
A rock in which angular fragments are surrounded by a mass of fine-grained minerals.
CIM:
Canadian Institute of Mining and Metallurgy.
Cut off or cut-off grade:
When determining economically viable mineral reserves, the lowest grade of mineralized material that qualifies as ore, i.e. that can be mined at a profit.
Diatreme:
Brecciated rock formed by volcanic or hydrothermal eruptive activity, generally in a pipe or funnel like orientation.
EM:
An instrument that measures the change in electro-magnetic conductivity of different geological units below the surface of the earth.
Fault:
A rock fracture along which there has been displacement
Feasibility study:
Group of reports that determine the economic viability of a given mineral occurrence.
Formation:
A distinct layer of sedimentary or volcanic rock of similar composition.
G/t or gpt:
Grams per metric tonne.
Geophysicist:
One who studies the earth; in particular the physics of the solid earth, the atmosphere and the earth’s magnetosphere.
Geotechnical work:
Tasks that provide representative data of the geological rock quality in a known volume.
Grade:
Quantity of metal per unit weight of host rock.

Gravity:
A methodology using instrumentation allowing the accurate measuring of the difference between densities of various geological units in situ.

Host rock:
The rock containing a mineral or an ore body.

Mapping or geologic mapping:
The recording of geologic information such as the distribution and nature of rock units and the occurrence of structural features, mineral deposits, and fossil localities.
Mineral:
A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.
Mineralization:
A natural occurrence in rocks or soil of one or more metal yielding minerals.

Mining:
The process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.
National Instrument 43-101:
Canadian standards of disclosure for mineral projects.

Open pit:
Surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body.
Ore:
Mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions.
Ore body:
A mostly solid and fairly continuous mass of mineralization estimated to be economically mineable.
Outcrop:
That part of a geologic formation or structure that appears at the surface of the earth.
Porphyry:
An igneous rock characterized by visible crystals in a fine–grained matrix.
Quartz:
A mineral composed of silicon dioxide, SiO2 (silica).
Reclamation:
The process by which lands disturbed as a result of mining activity are modified to support beneficial land use ..  Reclamation activity may include the removal of buildings, equipment, machinery and other physical remnants of mining, closure of tailings storage facilities, leach pads and other mine features, and contouring, covering and re-vegetation of waste rock and other disturbed areas.
SEC Industry Guide 7:
U.S. reporting guidelines that apply to registrants engaged or to be engaged in significant mining operations.
Sedimentary rock:
Rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited, or chemically precipitated.
Strike:
The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.
Strip:
To remove overburden in order to expose ore.

Vein:	A thin, sheet like crosscutting body of hydrothermal mineralization, principally quartz.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Corporate History

Dutch Gold Resources, Inc. (the “Company” or “Registrant” or “Dutch Gold”) was incorporated in Colorado on October 13, 1989 as Ogden, McDonald & Company for the purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic location of the acquisition candidate. On July 22, 1996, Ogden, McDonald & Company completed a transaction pursuant to which the shareholders of Worldwide PetroMoly Corporation, a Texas corporation, acquired approximately 90.6% of the shares outstanding in Ogden, McDonald & Company, and Worldwide PetroMoly Corporation became a wholly owned subsidiary of Ogden, McDonald & Company. On October 11, 1996, Ogden, McDonald & Company changed its name to Worldwide PetroMoly, Inc. From July 22, 1996, until June 1, 2001, through Worldwide PetroMoly we engaged in the business of manufacturing, marketing and distributing a line of molybdenum-fortified lubricant products called PetroMoly™, an engine oil additive designed to enhance and maintain engines.

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

On January 16, 2007, the Registrant consummated the terms of its Share Exchange Agreement (the “Agreement”) with Dutch Mining, LLC (“Dutch Mining”) whereby the Registrant issued 24,000,000 shares of its Common Stock to the Dutch Mining equity holders and their designees in exchange for all of the issued and outstanding equity interests of Dutch Mining (the “Exchange”). Following the Exchange, Dutch Mining became a wholly-owned subsidiary of the Registrant and the Registrant had a total of 30,256,144 shares of Common Stock issued and outstanding.  In accordance with the Exchange, the Registrant elected Ewald Dienhart as Chairman of the Board of Directors.

Business of Registrant

Overview

Dutch Gold Resources, Inc. is a junior mining company focused in North America.  The Company’s mission is to become a recognized gold producer within two years.  A key to this plan is the acquisition of late stage exploration and development projects that can be quickly advanced to production. Our objective is to focus on low-risk and proven reserves that will be economical and profitable for the shareholders of DGRI.

We are reviewing engineering and feasibility studies of the Benton Mine. The Benton Mine in Southern Oregon, which had been in test production, is now in a care and maintenance program.  The Company commissioned a drilling program, the results of which are being used as the basis to form a long-term mining plan.

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

Employee Relations

As of December 31, 2008, we had 9 employees, including 4 employees at our principal executive office in Helena, Montana and 1 employee based in Nevada.

Reclamation

We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States. There are no current orders or directions relating to us with respect to the foregoing laws and regulations. For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative affects of these laws and regulations please see "Item 1A.—Risk Factors" below.

Environmental Regulation

Our gold projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

During 2008, there were no material environmental incidents or material non-compliance with any applicable environmental regulations. We estimate that we will not incur material capital expenditures for environmental control facilities during the current fiscal year.

Gold Price History

The price of gold is volatile and is affected by numerous factors all of which are beyond our control such as the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the US dollar and foreign currencies, changes in global and regional gold demand, and the political and economic conditions of major gold-producing countries throughout the world.

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for gold per ounce on the London Bullion Market over the past five years:

Year	High	Low	Average
2004	454	375	410
2005	537	411	445
2006	725	525	603
2007	841	608	695
2008	1,011	713	872
2009 (to March 27)	968	810	908

Seasonality

Seasonality in Oregon, Montana and Nevada is not a material factor to the Company for its projects.  Certain surface exploration work may need to be conducted when there is no snow but it is not a significant issue for the Company.

Competition

We compete with major mining companies and other natural mineral resource companies in the acquisition, exploration, financing and development of new prospects.  Many of these companies are larger and better capitalized than we are. There is significant competition for the limited number of gold acquisition and exploration opportunities. Our competitive position depends upon our ability to successfully and economically explore, acquire and develop new and existing mineral prospects. Factors that allow producers to remain competitive in the market over the long term include the quality and size of their ore bodies, costs of operation, and the acquisition and retention of qualified employees. We also compete with other mining companies for skilled mining engineers, mine and processing plant operators and mechanics, geologists, geophysicists and other technical personnel. This could result in higher turnover and greater labor costs.

Employees.

The Company employed nine employees as of December 31, 2008.

ITEM 1A.  RISK FACTORS.

Risk Factors

Our independent auditors have expressed doubt about our ability to continue as a going concern.

Our independent public accountants have expressed doubt about our ability to continue as a going concern in their report on our December 31, 2008 and December 31, 2007 financial statements. Our independent public accountants have advised us that our continuance as a going concern is dependent upon our ability to raise capital. There is no assurance that we will be able to raise sufficient capital or generate sufficient cash from operations to continue as a going concern.

Because of our limited operations and the fact that we are currently generating limited revenue, we may be unable to service our debt obligations.

We currently have approximately $2,514,926 in debt pursuant to promissory notes issued by us. We are presently unable to meet our interest obligations in the amount of $420,415 under these notes. We are also trying to secure additional debt and equity financing. Our ability to satisfy our current debt service obligations, and any additional obligations we might incur will depend upon our future financial and operating performance, which, in turn, are subject to prevailing economic conditions and financial, business, competitive, legislative and regulatory factors, many of which are beyond our control. If our cash flow and capital resources continue to be insufficient to fund our debt service obligations, we may be forced to reduce or delay planned acquisitions, expansion and capital expenditures, sell assets, obtain additional equity capital or restructure our debt. We cannot assure you that our operating results, cash flow and capital resources will be sufficient for payment of our debt service and other obligations in the future.

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

The requirements of complying with the Sarbanes-Oxley act may strain our resources and distract management.

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

Existing shareholders may face dilution from our financing efforts.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

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

Benton Mine

Dutch Gold Resources, Inc. owns the lease of the Benton Mine consisting of 24 gold mining claims on 480 acres; which are all in good standing including eight patented claims and 16 claims located on US Forest Service Land. Dutch Gold also owns the adjacent Gold Bug Mine on 110 acres with 5.5 patented claims. Dutch Gold Resources, Inc. acquired these interests in a share exchange agreement with Dutch Mining, LLC. The mines are located near Grants Pass, OR.

The Benton Mine was the largest gold mine in southwest Oregon during the late 1930’s. It was founded in 1893 and was the largest underground mine in Oregon. The Benton Mine is an advanced stage development and production project with a substantial investment already made in recent exploration and development that has started delivering gold concentrate in 2007. Dutch Gold recently completed the construction and fine tuning of its ore mill. This is the only permitted, commercial scale mill in Oregon.

From 1994 to 1996, Dutch Mining LLC worked to explore and develop the Benton Mine and undertook a baseline study for all the necessary permits to operate the mine and build an ore mill to produce gold ore concentrate. While mining the known ore bodies, the Company feels there is also the potential to significantly upgrade the resource base of the Benton Mine by drilling out areas untapped by historic mining and drilling. In January of 2005, Dutch Mining LLC reopened the Benton Mine and performed a full rehabilitation of the mine, and built a new gold ore mill to process 330 tons of ore per day which can be increased to 450 tons as needed.

ITEM 3. LEGAL PROCEEDINGS.

At December 31, 2008, the Company’s subsidiary, Dutch Mining, LLC, is subject to two labor proceedings with former employees, Quimby v. Dutch Mining LLC and Tellez v. Dutch Mining, LLC.  Each of these actions has been settled as of the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

(a) Market Information.

Quotations for our common stock are reported on the OTC Pink Sheets under the symbol "DGRI."  The following table sets forth the range of high and low bid price information for the common stock for each fiscal quarter for the past two fiscal years.  High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions:

Year Ended December 31, 2007	High Bid	Low Bid

Fourth Quarter	$1.29	$0.75
Third Quarter	$1.71	$0.87
Second Quarter	$1.83	$1.30
First Quarter	$2.35	$1.05

Year Ended December 31, 2008	High Bid	Low Bid

Fourth Quarter	$0.53	$0.06
Third Quarter	$0.95	$0.36
Second Quarter	$1.10	$0.71
First Quarter	$1.19	$0.75

(b) Holders

As of December 31, 2008, we had 1,116 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the last three fiscal years ended December 31, 2008, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.  No underwriting or other compensation was paid in connection with these transactions.

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

On January 16, 2007, the Company entered into a private placement offering and issued debentures in the amount of $2,295,000, which were subsequently converted to equity with an issuance of 4,590,000 shares.  In addition, the Company sold restricted Common Stock totaling 2,172,500 shares resulting in proceeds of $1,751,000.

On January 16, 2007, the Company entered into a private placement offering and issued debentures in the amount of $693,385.  In addition, the Company sold restricted common stock totaling 4,413,859 shares resulting in net proceeds of $1,016,414.

Subsequent Events

Settlement of Claim

On February 5, 2008, the Company issued 500,000 shares of Common Stock to settle an outstanding claim relating to the purchase of the Benton Mine.  This settled all outstanding matters relating to this transaction.

Acquisition of Control of Aultra Gold, Inc.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included   elsewhere in this Annual Report on Form 10-K. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

GOING CONCERN

In connection with their audit report on our consolidated financial statements as of December 31, 2008, Gruber & Company, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

We have explored, and continue to explore, all avenues possible to raise the funds required. We have limited revenue-producing activity. We also need capital to fund overhead and administrative costs as well as transaction expenses. At December 31, 2008, accounts payable to vendors totaled $1,217,256. At December 31, 2008, our cash requirement was approximately $50,000 per month. We have met our operating costs to date through the sale of gold, equity and debt financing from our shareholders and other investors; however, there can be no assurance that our shareholders and other investors will be able or willing to make additional investments in the future to fund continued operations.

The Company requires further funding to continue to develop its mines and fund corporate overheads.  Although we believe that there is a reasonable basis to believe that we will successfully raise the needed funds, we cannot assure you that we will be able to raise sufficient capital to sustain operations or that we will be able to achieve, or maintain, a level of profitability sufficient to meet the operating expenses of the operations and corporate overheads.

Cash Flow

We have a working capital deficit of $2,740,046 at December 31, 2008 compared to a deficit of $642,787 at December 31, 2007.

For the twelve months ended December 31, 2008, operations used $2,120,087 of cash. Financing activities provided $2,158,458 during the period and consisted mainly of proceeds from sale of common stock and issuance of convertible debentures. We expect to continue to have operating cash flow deficiencies for the near term.

Liquidity and Capital Resources

We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of debt. With limited liquid assets and depreciating fixed assets the availability of funds from traditional sources of debt will be limited, and we cannot assure you that there will be a source of funds in the future.

As of December 31, 2008, we had a cash overdraft balance of $1,063. We estimate that, based upon our current business, we will require up to $4,000,000 over the next two years. The estimated funding required for the first year of our business is $3,000,000.  However, the Company cannot properly anticipate the capital expenditures and working capital needed in connection with the operations of the Benton Mine.   Due to difficulties in the capital markets as a result of the credit crisis that began with the liquidation of Bear Stearns, Inc., the Company has taken steps to reduce its cash requirements, resulting in a furlough of the mining operations personnel, and a temporary halt to production in the Benton Mine.

Our independent certified public accountants stated in their report dated January 28, 2010 for the fiscal year ending December 31, 2008 that we have incurred operating losses from our inception and that we are dependent upon our ability to meet our future financing requirements, and the success of future operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2008 AND THE YEAR ENDED DECEMBER 31, 2007

The operating loss for the twelve months ended December 31, 2008 was $4,140,727, an increase of $2,174,993 over the year ended December 31, 2007. Revenue for the twelve months ended December 31, 2008 was $628,669 as compared to $3,102,376 for the year ended December 31, 2007. Interest expense and financing costs for the twelve months ended December 31, 2008 were $616,740 as compared to $336,163 for the twelve months ended December 31, 2007.  The total loss for the twelve months ended December 31, 2008 was $4,602,863 as compared to $1,614,897 for the twelve months ended December 31, 2007.

Off-Balance Sheet Arrangements

The Company was not involved in any significant off-balance sheet arrangement during the period ended December 31, 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates on foreign currencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, together with the reports thereon of Gruber & Company, independent accountants, are set forth on the pages immediately following the signature page of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous Independent Registered Public Accounting Firm.

A.  On July 10, 2008, the Company dismissed its independent registered public accounting firm, Ronald R. Chadwick, P.C. (“Chadwick”).

B.  The report of Chadwick for the years ending June 30, 2006 and December 31, 2007 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than going concern.

C.  The decision to change accountants was approved by the Company's board of directors on July 10, 2008 and on such date DeJoya Griffith & Company, LLC (“DGC”) was engaged as the Company's new independent registered public accountants. The Company did not consult DGC regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B or a reportable event as described in Item 304(a)(1)(v) of Regulation S-B.

D.  During the Company's most recent fiscal year, there were no disagreements with Chadwick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Chadwick, would have caused it to make reference to the matter in connection with its reports. There were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-B.

E.  The Company has made the contents of its Form 8-K available to Chadwick and requested it to furnish a letter to the Commission as to whether Chadwick agrees or disagrees with, or wishes to clarify the Company's expression of their views.

New Independent Registered Public Accounting Firm.

The Registrant has engaged DGC as its new independent certified public accounting firm to audit the Registrant’s financial statements July 10, 2008. Prior to such engagement, the Registrant did not consult such firm on any of the matters referenced in Regulation S-B Item 304(a)(2).

ITEM 9A(T).  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Our Chief Executive and Financial Officer evaluated, with the participation of other members of management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-K.

 (b) Changes in Internal Controls

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Financial Officer.

ITEM 9B.  OTHER INF ORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served a such:

Name	Age	Title
Ewald J. Dienhart	73	Executive Chairman of the Board

Daniel W. Hollis	57	Director & CEO

Dr. Wilhelm H. Debor	65	Director

Lance Rosmarin	45	Secretary and Director

Ewald J. Dienhart, Executive Chairman of the Board.  Mr. Dienhart has an extensive background in real estate development, corporate finance and mining development. His project developments in Germany since 1983 have been valued at over 2 Billion (DM). In North America, his real estate development projects include the construction of 22 factory outlets. His interest in mining is focused on the reactivation and financing of promising natural resource properties.

Daniel W. Hollis, Director & CEO.  Mr. Hollis brings thirty years of corporate finance and management experience to the Company. He is a seasoned entrepreneur with a background in venture capital, private and public company funding. His experience includes turn around situations, and development of fast growth management teams for special situations. He has served as an officer and adviser to numerous private and public growth companies. Mr. Hollis served as Registered Principal of Investacorp, Inc., a NASD broker-dealer, where he had supervisory responsibilities for the State of Georgia. He is a member of the National Association of Investment Bankers.

Dr. Wilhelm H. Debor, Director.  Dr. Debor is an accomplished attorney, with an extensive background in finance. Since the beginning of his career, Dr. Debor has held progressively more responsible positions with Swiss Bank Corporation and Chase Manhattan Bank. He was responsible for Credit for Commercial Real Estate with Deutsche Bank Group until 1990 when he joined DePfa Bank Group in Frankfurt, Germany where he served until 2000. Subsequently he has been the principal in Debor Consulting, advising on large corporate and real estate transactions.

Lance Rosmarin, Director.  Mr. Rosmarin has served as Secretary and a Director of the Company since July 22, 1996. He has held various executive positions with, and Board seats on public companies over the past fifteen years. Mr. Rosmarin received a Bachelor of Science Degree in Finance and Marketing from the University of Texas in 1985, and an MBA Degree in Finance from the University of Texas in 1988.

Directors are elected to serve one year terms and until their earlier resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The table below shows the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the twelve months ended December 31, 2008 to the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the twelve months ended December 31, 2008 (our "named executive officers"):

		Annual Compensation				Long Term Compensation
Name and Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARS (#)	All Other Compensation ($)
Ewald J. Dienhart	2008		−	−	−	−	−	−
Chairman	2007			−	−	−	−	−

Daniel W. Hollis	2008		$96,000−	−	−			−
Vice Chairman and Chief	2007		$60,000−	−	−	−	−	−
Executive Officer(1)						−	−

Wilhelm Debor	2008	$	−	−		−	−	−
Director	2007		−	−	−	−	−	−

Lance Rosmarin	2008	$	−	−	−	−	−	−
Director	2007		−	−		−	−	−

(1) Ewald J. Dienhart was appointed Chairman on January 14, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below shows the amount of common stock of the Company beneficially owned as of December 31, 2008 by each of the following:

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class
Ewald J. Dienhart
1911 Embassy Drive,
West Palm Beach, FL 33401	19,030,000	35.9%
C&H Capital, Inc.
2020 Stone Meadow Way
Cumming, GA 30041	2,815,800	5.3%
Bruce Burrow
37040 Edge Hill Road
Springfiled, OR 97478	2,692,000	5.1%
All directors and executive officers as a group(3 persons)	21,496,557	40.6%

1. Each of our directors and named executive officers (the "named executive officers" are described in the Summary Compensation Table set forth on page 22 of this Annual Report on Form 10-K);

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

(2) Shares of common stock that a person has the right to acquire within 60 days of December 31, 2008 are deemed outstanding for computing the percentage ownership of the person having the right to acquire such shares, but are not deemed outstanding for computing the percentage ownership of any other person.

(3) As of December 31, 2008, there were 52,985,409 shares of common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Currently, we have no independent directors on our Board of Directors, and therefore have no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We will use our best efforts to insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties.

On January 16, 2007, the Company assumed a note issued by Dutch Mining, LLC in the amount of $1,200,000 to Embassy International, LLC, a Florida limited liability company controlled by the family of the Chairman of the Board, Ewald Dienhart. The note is dated December 31, 2006 and carries an interest rate of 10.0%. The note is unsecured and may be converted into shares of the Company. The related parties have agreed not to demand the loans through December 31, 2012 therefore the loans are recorded as long-term liabilities

On January 16, 2007, the Company assumed notes issued by Dutch Mining, LLC in the amount of $250,000 to Gabriela Dienhart-Engel, who is the daughter of the Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%. The note is partially secured by the title to the Gold Bug Mine, and may be converted into hares of the Company. The related parties have agreed not to demand the loans through December 31, 2012; therefore, the loans are recorded as long-term liabilities

On January 16, 2007, the Company assumed notes issued by Dutch Mining, LLC in the amount of $100,000 to Dienhart-Caruso TBE Family LLC, a Florida limited liability company that is controlled by the wife of the Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%. The note is partially secured by the title to certain equipment used by the Company, and may be converted into shares of the Company. The related parties have agreed not to demand the loans through December 31, 2008 therefore the loans are recorded as long-term liabilities.

On January 16, 2007, the Company assumed a note issued by Dutch Mining LLC in the amount of $950,000 to Josef Bauer for working capital. The note is guaranteed by Ewald Dienhart and carries an interest rate of 13.0%. The related parties have agreed not to demand the loans through December 31, 2011 therefore the loans are recorded as long-term liabilities.

The Company leases space from Rendata Industrial Park, LLC and Rendata Industrial Park, LLC is substantially controlled by Ewald Dienhart, the Company’s Chairman.  For the period ended December 31, 2008, the Company paid $62,375 in rent and related expenses to Rendata Industrial Park, LLC and had a payable balance accrued of $218,747 at December 31, 2008.

The Company had an agreement, dated November 30, 2007, with HPUs, LLC to provide management services.  HPUs, LLC’s Managing Member, Patrick Engel, is related to the Company’s Chairman. The contract was for one year, automatically renewable unless terminated for a monthly amount of $9,500.  The Company had a payable balance accrued of $126,244 at December 31, 2008.

The company owed $69,683 to Ewald J. Dienhart for short term advances at December 31, 2008.

I tem 14. Principal Accountant Fees and Services

The following table shows the fees paid or accrued by the Company for the audit and other services provided for the twelve months ended December 31, 2008 and fiscal 2007.

	Twelve Months 2008		Fiscal 2007

Audit fees (1)	$	---	$	---
Audit-related fees		$2,250		$1,000
Tax fees (2)	$		$
All other fees		$750		$750

(1)  Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2) For the twelve months ended December 31, 2008 and fiscal 2007, respectively, tax fees principally included tax compliance fees of $0 and $0.

All audit related services, tax services and other services are and were pre-approved by the Company’s Board of Directors.

ITEM 14. EXHIBITS; FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on after the signature page of this Annual Report on Form 10-K.

S IGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer, Chief Financial Officer (principal executive and accounting officer)

Date: February 12, 2010

EXHIBIT INDEX

Exhibit No.	Description
21.1	List of Subsidiaries
31.1*
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 12, 2010, executed by Daniel W. Hollis, Chairman of the Board and Chief Executive and Financial Officer of the Company.

32.1*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated February 12, 2010, executed by Daniel W. Hollis, Chairman of the Board and Chief Executive and Financial Officer of the Company.

*  Filed herewith.

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)

FINANCIAL STATEMENTS
As of December 31, 2008 and December 31, 2007

with

REPORT OF INDEPENDENT ACCOUNTANT

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Dutch Gold Resources. Inc.

We have audited the accompanying consolidated balance sheets of Dutch Gold Resources, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2008. Dutch Gold Resources' management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dutch Gold Resources, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plan in regard to these matters is also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

//Gruber & Company, LLC
Gruber & Company, LLC

Lake Saint Louis, Missouri
January 28, 2010

DUTCH GOLD RESOURCES. INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED BALANCE SHEETS
As of DECEMBER 31, 2008 and DECEMBER 31, 2007

	December,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$(1,063)	$80,541
Accounts receivable	-	88,503

Total current assets	(1,063)	169,044

Inventories	-	257,248

Property, plant and equipment
Property, plant and equipment at cost	2,398,776	2,278,801
Less accumulated depreciation	(1,152,497)	(677,002)

Net property, plant and equipment	1,246,279	1,601,799

Other Assets	179,852	154,852

TOTAL ASSETS	$1,425,068	$2,182,943

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,217,256	$356,514
Accounts payable-related parties	222,613	330,706
Convertib1e Debentures	525,000	-
Payroll liabilities	(99,373)	(89,806)
Accrued liabilities	420,415	214,417
Loans from shareholders	453,072	-

Total current liabilities	2,738,983	811,831

LONG-TERM LIABILITIES:

Long-term Notes payable-related parties	2,514,926	2,514,926

Total long-term liabilities	2,514,926	2,514,926

TOTAL LIABILITIES	5,253,909	3,326,757

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT

Preferred stock, $.001 par value 10,000,000 authorized, no shares issued and outstanding at December 31, 2008 and December 31, 2007	-	-

Common stock, $.001 par value 500,000,000 shares authorized, 52,985,409 and 42,373,732 issued and outstanding at December 31, 2008 and December 31, 2007 respectively	52,985	42,374
Additional paid-in-cap ital	2,335,934	428,709
Accumulated deficit	(6,217,760)	(1,614,897)

Total stockholders' deficit	(3,828,841)	(1,143,814)

TOTAL LIABILITIES AND STOCKHOLDER S DEFICIT	$1,425068	$2.182.943

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

	December 31,
	2008	2007

Revenue

Sales	$628,669	$3,102,376
Cost of sales	2,084,135	3,523,122

Gross profit	(1,455,466)	(420,746)

Operational Expenses

Organizational, selling- general and administrative expenses	547,324	621,468
Professional fees	1,654,541	630,347
Rent and repairs and maintenance	7,901	8,985
Depreciation	475,495	284,188

Total operating expenses	2,685,261	1,544,988

Operating loss	(4,140,727)	(1,965,734)

Other income (expense)

Inertest expense	(616,740)	(336,163)
Gain from previous write-off	-	687,000
Gain from extinguishment of debt	154,604	-

Income before income taxes	(4,602,863)	(1,614,897)

Income tax provision	-	-

Net income (loss) for (he period	(4,602,863)	(1,614,897)

Basic earnings (loss) per .share	$(0.10)	$(0.04)
Weighted average shares outstanding	47,830,490	37,749,313
Fully diluted earnings floss) per share	$(0.10)	$(0.04)
Fully diluted weighted average shares outstanding	47,830,490	37,749,313

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENTS OF CASHFLOWS
FOR THE YEAR ENDED DECEMBER31, 2008 AND DECEMBER 31, 2007

	Year Ended December 31,
	2008	2007
Cash provided by (used in):
Operating activities:

Net income	$(4,602,863)	$(1,614,897)

Adjustments to reconcile net loss to cash used by operating activities
Debenture legal and other fees	(168,386)	-
Gain from previous write-off	-	(577,000)
Gain from extinguishment of debt	154,604	-
Write-up of asset value	-	(110,000)
Fair value of common stock issued for payment of interest expense	290,644	-
Fair value of common stock issued for services	460,588	150,000
Depreciation	475,495	284,188
Changes in assets and liabilities
Accounts receivable	88,503	(88,503)
Inventories	257,248	(257,248)
Other assets	(25,000)	(28,229)
Accounts payable	856,328	330,563
Accounts payable-related parties	(108,093)	(681,794)
Accrued liabilities	205,998	(65,380)
Payroll liabilities	(9,567,	(215,407)

Net cash used by operating activities	(2,124,501)	(2,873,707)
Investing activities:
Purchase of property and equipment	(119,975)	(758,267)

Net cash used by investing activities	(119,975)	(758,267)

Financing activities:
Increase (decrease) in Notes Payable	-	1,280,299
Loans from related parties	-	374,000
Proceeds from sale of Debentures	693,385	3,696,000
Proceeds from sale of common stock, net	1,016,414	-
Proceeds from Shareholder loans	453,073	-
Payments on related party loans	-	(1,638,090)

Net cash provided by financing activities	2,162,872	3,712,209

Net increase (decrease) in cash	(81,604)	80,235

Cash and cash equivalents at beginning of period	80,541	306

Cash and cash equivalents at end of period	$(1,063)	$80,541

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	$102,912	$94,097

Non-cash Transactions:
Notes payable converted to equity	$250,000	$4,046,000
Fair value of common stock issued for payment of interest expense	290,644	-
Fair value of common stock options issued for services	460,588	150,000
	$1,001,232	$4,196,000

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
FOR THE YEAR ENDED DE CEMBER 31, 2008 AND DE CEMBER 31, 2007

	Common Stock
	Shares	Dollars at Par ($.001)	Paid in Cap. Dollars $	Accum Deficit	Stockholders' Equity

Balances 12/31/06	256,144	$256	$1,892,667	$(4,483,372)		$(2,590,449)

Recapitalization	-	-	(4,483,372)	4,483,372		-

Acquisition of Dutch Mining, LLC -DMLLC Shareholders	24,000,000	24,000.00	(930,531)	-		(906,531)

Acquisition of Dutch Mining, LLC - DGRI Shareholders	10,000,000	10,000.00	(1,529,025)	-		(1,519,025)

Common shares issued for cash	6,762,500	6,763.00	4,076,683	-		4,083,446

Common shares issued for services	300,000	300.00	149,700	-		150,000

Common shares issued in lieu of payment	1,055,088	1,055.00	1,252,587	-		1,253,642

Gain (loss) for year				(1,614,897)		(1,614,897)

Balances 12/31/07	42,373,732	$42,374	$428,709	(1,614,897)		$(1,143,814)

Common shares issued for cash	4,413,859	4,414	1,012,000			1,016,414

Common shares issued for services	3,468,334	3,468	457,120			460,588

Common shares issued in lieu of payment	1,287,333	1,287	148,903			150,190

Common shares issued for payment of interest	1,442,151	1,442	289,202			290,644

Gain (loss) for year				(4,602,863)		(4,602,863)

Balances 12/31/2008	52,985409	$52,985	$2,335,934	$(6,217,760)	$	(3,828,841)

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

ACCOUNTS RECEIVABLE

The Company reviews accounts receivable periodically for collect ability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2008 and 2007, the Company had no balance in its allowance for doubtful accounts.

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

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. At December 31, 2008, the Company had outstanding options, warrants and stock purchase rights to purchase a total of 1,916,667 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

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

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at December 31, 2008 and 2007 the Company had no asset retirement obligations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or the Company’s fiscal year beginning January 1, 2008. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements. The Company adopted SFAS No. 159 on February 1, 2008, with no material impact on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is currently not expected to have a material effect on our results of operations, cash flows or financial position.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FAS 142-3 is currently not expected to have a material effect on our results of operations, cash flows or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” which sets out the framework for selecting accounting principles to be used in preparing financial statements that are

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

presented in conformity with US GAAP. Up to now, the US GAAP hierarchy has been defined in the US auditing literature. Because of the interrelationship with the auditing literature, SFAS 162 will be effective 60 days following the SEC’s approval of the PCAOB’s amendment to their auditing standards. The adoption of SFAS 162 is not expected to have an effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). FSP No. APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. FSP No. APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. APB 14-1 will be applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on periods prior to those presented will be recognized as of the beginning of the first period presented. An offsetting adjustment will be made to the opening balance of retained earnings for that period, presented separately. The adoption of APB 14-1 is not expected to have a material impact upon the Company’s financial position or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. This new guidance is currently not expected to have a material effect on our results of operations, cash flows or financial position.

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to one’s own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will evaluate the effects of EITF No. 07-5 on the Company’s financial statements in the first quarter of 2009.

NOTE 2—INVENTORIES

Work-in-process inventories, including ore stockpiles, are valued at the lower of average production cost and net realizable value, after a reasonable allowance for further processing and sales costs.

	December 31,
	2008	2007
In-process	$-	$257,248

Total Inventories	$-	$257,248

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—PROPERTIES, PLANT AND EQUIPMENT

Our major components of properties, plants, equipment are:

	December 31,
	2008	2007
Office equipment	$11,127	$8,333
Lab equipment	30,494	27,782
Mill equipment	1,488,482	1,467,786
Mine – structural	359,782	334,493
Mine equipment	508,892	440,407
	2,398,776	2,278,801
Less accumulated depreciation, depletion and amortization	1,152,497	677,002
Net carrying value	$1,246,279	$1,601,799

Depreciation expense was $475,495 and $677,002 for 2008 and 2007 respectively.

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

NOTE 4—ACCRUED EXPENSES AND ACCOUNTS PAYABLE

Accrued expenses and Accounts Payable are comprised of:

	December 31,
	2008	2007
Accrued interest expense	$420,415	$214,417
Accounts Payable	1,217,256	356,514
Accounts Payable-related parties	222,613	330,706

Total Accrued expenses and Accounts Payable	$1,860,284	$901,637

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

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of tax at the combined federal and state income tax rates and actual tax expense is provided below:

	December 31, 2008		December 31, 2007
Federal and state income tax at the applicable rates	$		$
Change in valuation allowance

Actual tax expense		—		—

The components of the deferred tax asset are as follows:

	December 31, 2008	December 31, 2007
Net operating losses and start-up costs	$4,224,510	$
Valuation allowance	(4,224,510)		(1,486,397)

Net deferred tax asset			—

The valuation allowance at December 31, 2008 is $4,224,510 and was increased by $4,224,510 during the year. The valuation allowance at December 31, 2007 was $1,486,397. During the current year, the increase in the valuation allowance was due to additional losses incurred by the Company. We consider the valuation allowance necessary and appropriate in light of the Company's history of recurring losses. The Company had no net operating loss carryforward to offset future taxable income.

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

Based on our assessment of FIN 48, we concluded that the adoption of FIN 48, as of January 1, 2007, had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. Our year-end analysis supports the same conclusion, and we do not have an accrual for uncertain tax positions as of December 31, 2008. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 6—CONVERTIBLE DEBENTURES

The Company had convertible debentures outstanding in the amount of $525,000 at December 31, 2008.  The notes bear an interest at a rate of 8% per annum. Under the convertibility terms of the notes payable, the principal, plus accrued interest, can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—CAPITAL STOCK

Common Stock

As of December 31, 2008, the Company has 52,985,409 shares of its $0.001 par value common stock issued and outstanding.

Warrants

As of December 31, 2008 the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2007	-	-	-
Granted	1,916,667	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2008	1,916,667	$0.97	$0

The fair value of the warrants is measured at the end of the reporting period with changes in fair value recognized in net income. None was recognized in the period ending December 31, 2008. The value determined for these warrants at December 31, 2008 was $1,296,448.  Using the Black-Scholes valuation model and the market price and volatility of the Company’s shares of common stock as quoted on the OTCBB as of December 31, 2008, the value of these warrants at December 31, 2008 is determined to be zero.

As at December 31, 2008, the following share purchase warrants were outstanding:

Warrants Outstanding	Exercise Price $	Expiration Date
500,000	1.15	January 5, 2013
250,000	1.15	January 5, 2013
41,667	0.60	February 27, 2010
100,000	0.97	February 27, 2010
12,500	0.95	April 14.2013
12,500	0.95	April 14,2013
833,333	1.00	September 4, 2010
166,667	1.00	September 4, 2010
1,916,667

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

NOTE 9—RELATED PARTY TRANSACTIONS

On January 16, 2007, the Company assumed a note issued by Dutch Mining, LLC in the amount of $1,200,000 to Embassy International, LLC, and Florida limited liability company controlled by the family of the Chairman of the Board, Ewald Dienhart. The note is dated December 31, 2006 and carries an interest rate of 10.0%.  The note is unsecured and may be converted into shares of the Company.  The related parties have agreed not to demand the loans through December 31, 2009 therefore the loans are recorded as long-term liabilities

On January 16, 2007, the Company assumed notes issued by Dutch Mining, LLC in the amount of $250,000 to Gabriela Dienhart-Engel, who is the daughter of the Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%.  The note is partially secured by the title to the Gold Bug Mine, and may be converted into shares of the Company.  The related parties have agreed not to demand the loans through December 31, 2009 therefore the loans are recorded as long-term liabilities

On January 16, 2007, the Company assumed notes issued by Dutch Mining, LLC in the amount of $100,000 to Dienhart-Caruso TBE Family LLC, a Florida limited liability company that is controlled by the wife of the Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%.  The note is partially secured by the title to certain equipment used by the Company, and may be converted into shares of the Company.  The related parties have agreed not to demand the loans through December 31, 2009 therefore the loans are recorded as long-term liabilities.

On January 16, 2007, the Company assumed a note issued by Dutch Mining LLC in the amount of $950,000 to Josef Bauer for working capital.  The note is guaranteed by Ewald Dienhart and carries an interest rate of 13.0%.  The related parties have agreed not to demand the loans through December 31, 2009 therefore the loans are recorded as long-term liabilities.

The Company leases space from Rendata Industrial Park, LLC and Rendata is substantially controlled by Ewald Dienhart, the company’s Chairman.  For the period ended December 31, 2008 the Company paid $62,375 in rent and related expenses to Rendata Industrial Park, LLC and had a payable balance accrued of $218,747 at December 31, 2008.

The Company had previously entered into an agreement with HPUs, LLC, whose Managing Member Patrick Engel, is related to the Company’s Chairman, effective November 30, 2007 to provide management services. The contract was for one year, automatically renewable unless terminated for a monthly amount of $9,500.  The Company had a payable balance accrued of $126,244 at December 31, 2008.

The company owed $69,683 to Ewald J. Dienhart for short term advances at December 31, 2008.

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 —FINANCIAL CONDITION AND GOING CONCERN

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

There was a lease agreement entered into between the Company and Rendata Industrial Park, LLC on the 31st of March, 2002. for certain rental property consisting of 32,900 square feet of covered space located within Rendata Industrial Park in Josephine County, Oregon. The lease is for a monthly amount of $11,075, for a ten year period. The lease has an option for two ten year lease extensions under the same terms and conditions.

The minimum annual lease payments for the next four years prior to renewal consideration are as follows:

2009	$132,900
2010	132,900
2011	132,900
2012	132,900

Total	$531,600

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

NOTE 13 – SUBSEQUENT EVENTS

Settlement of Claim

On 5 February 2008, the Company issued 500,000 shares to settle an outstanding claim relating to the purchase of the Benton Mine.  This settled all outstanding matters relating to this transaction.

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

NOTE 14 – MINING LEASE AND OPTION TO PURCHASE

On May 1, 2006 the Company entered into a mining lease and option to purchase mining property known as Mineral Lot no. 351 final certificate No. 83 consisting of the Gold Bug, Silver State, Silver Dollar, Oregonian, Bimetallist and US Lode Claims in Joseph County, Oregon together with related  easements with Benton Mines, Inc.  The agreement is a fifth amendment to a mining lease and option to purchase dated June 1, 1976.

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