Form 10-Q
period 2009-09-30
Dutch Gold Resources Inc
filed 2010-02-18
CIK 928375

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 2009

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number:   333-72163

DUTCH GOLD RESOURCES, INC.

Nevada	58-2550089
(State of Incorporation)	(I.R.S. Employer Identification No.)

3500 Lenox Road, NE
Suite 1500
Atlanta, Georgia  30326
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

Yes ☐               No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 30, 2009
Common Stock, par value $0.001 per share	96,204,042

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

I tem 1. Financial Statements (Unaudited).

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED BALANCE SHEETS
As of SEPTEMBER 30, 2009 and DECEMBER 31, 2008

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$670	$(1,063)
Prepaid expenses and other current assets	1,468,070	-
Total current assets	1,468,740	(1,063)

Property, plant and equipment
Property, plant and equipment at cost	2,398,776	2,398,776
Less accumulated depreciation	(1,512,314)	(1,152,497)
Net property, plant and equipment	886,462	1,246,279

Other Assets	179,852	179,852
TOTAL ASSETS	$2,535,054	$1,425,068

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,127,075	$1,217,256
Accounts payable-related parties	222,613	222,613
Convertible Debentures	-	525,000
Payroll liabilities	(99,373)	(99,373)
Accrued liabilities	618,629	420,415
Loans from shareholders	493,633	453,072
Total current liabilities	3,362,577	2,738,983

LONG-TERM LIABILITIES:
Long-term Notes payable-related parties	2,514,926	2,514,926
Total long-term liabilities	2,514,926	2,514,926

TOTAL LIABILITIES	5,877,503	5,253,909
Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value 10,000,000 authorized, no shares issued and outstanding at September 30, 2009 and December 31, 2008
Common stock, $.001 par value 500,000,000 shares authorized, 96,204,042 and 52,985,409 issued and outstanding at September 30, 2009 and December 31, 2008 respectively	96,204	52,985
Additional paid-in-capital	9,093,654	2,335,934
Accumulated deficit	(12,532,307)	(6,217,760)
Total stockholders' deficit	(3,342,449)	(3,828,841)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$2,535,054	$1,425,068

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue
Sales	$-	$27,709	$-	$628,669
Cost of sales	-	104,214	-	1,490,022
Gross profit	-	(76,505)	-	(861,353)

Operational Expenses
Organizational, selling, general and administrative expenses	72,574	184,205	855,269	982,377
Professional fees	2,005,896	524,356	4,075,331	1,265,164
Rent and repairs and maintenance	(1,316)	1,901	903	2,955
Depreciation	119,939	239,664	359,817	475,495
Total operating expenses	2,197,093	950,126	5,291,320	2,725,991
Operating loss	(2,197,093)	(1,026,631)	(5,291,320)	(3,587,344)
Other income (expense)
Interest expense	(345,798)	(22,074)	(1,023,227)	(334,732)
Income before income taxes	(2,542,891)	(1,048,705)	(6,314,547)	(3,922,076)
Income tax provision	-	-	-	-
Net income (loss) for the period	(2,542,891)	(1,048,705)	(6,314,547)	(3,922,076)
Basic earnings (loss) per share	$(0.03)	$(0.03)	$(0.08)	$(0.09)
Weighted average shares outstanding	78,056,164	41,648,732	78,056,164	41,648,732
Fully diluted earnings (loss) per share	$(0.03)	$(0.03)	$(0.08)	$(0.09)
Fully diluted weighted average shares outstanding	78,056,164	41,648,732	78,056,164	41,648,732

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

	Nine Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities:
Net income	$(6,314,547)	$(3,922,076)
Adjustments to reconcile net loss to cash used by operating activities
Fair value of common stock issued for payment of interest expense	818,656	37,677
Fair value of common stock issued for services	5,309,783	922,877
Depreciation	359,817	475,495
Changes in assets and liabilities
Prepaid expenses and other current assets	(1,468,070)	-
Inventories	-	257,248
Other assets	-	(25,000)
Accounts payable	909,819	801,553
Accounts payable-related parties	-	37,925
Accrued liabilities	198,214	188,689
Payroll liabilities	-	9,842

Net cash used by operating activities	(186,328)	(1,215,770)

Investing activities:
Purchase of property and equipment	-	(115,693)
Net cash used by investing activities	-	(115,693)

Financing activities:
Proceeds from sale of Debentures	-	775,000
Proceeds from sale of common stock, net	147,500	-
Proceeds from Shareholder loans	40,561	451,392

Net cash provided by financing activities	188,061	1,226,392

Net increase/(decrease) in cash	1,733	(105,071)
Cash and cash equivalents at beginning of period	(1,063)	80,541
Cash and cash equivalents at end of period	$670	$(24,530)
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	$6,000	$92,620

Non-cash Transactions:
Notes payable converted to equity	$525,000	$-
Fair value of common stock issued for payment of interest expense	818,656	37,677
Fair value of common stock options issued for services	5,309,783	922,877
	$6,653,439	$960,554

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)

	Common Stock
	Comnioi Shares	Stock Dollars at Par ($.001)	Paid in Cap. Dollars $	Accum Deficit	Stockholders' Equity
Balances 12/31/08	52,985,409	$52,985	$2,335,934	$(6,217,760)	$(3,828,841)

Common shares issued for cash	1,000,000	1,000	146,500		147,500

Common shares issued for services	31,098,333	31,099	5,278,684		5,309,783

Common shares issued in lieu of payment	7,520,300	7,520	517,480		525,000

Common shares issued for payment of interest	3,600,000	3,600	815,056		818,656

Gain (loss) for year				(6,314,547)	(6,314,547)

Balances 09/30/2009	96,204,042	$96,204	$9,093,654	$(12,532,307)	$(3,342,449)

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

On January 7, 2007, the Registrant consummated the terms of its Share Exchange Agreement (the “Agreement”) with Dutch Mining, LLC (“Dutch Mining”) whereby the Registrant issued 24,000,000 shares of its common stock, par value $.001 per share (the “Common Stock”) to the Dutch Mining equity holders and their designees in exchange for all of the issued and outstanding equity interests of Dutch Mining (the “Exchange”). Following the Exchange, Dutch Mining became a wholly owned subsidiary of the Registrant and the Registrant had a total of 30,256,144 shares of Common Stock issued and outstanding.  In accordance with the Exchange, the Registrant elected Ewald Dienhart as Chairman of the Board of Directors.

Immediately following the consummation of this transaction the Company issued 4,000,000 shares of its common stock to several parties holding notes with Dutch Gold Resources, Inc. Subsequent to this transaction, all notes payable for Dutch Gold Resources, Inc. were extinguished and the only remaining notes were the ones acquired in the Dutch Mining, LLC transaction.

PRINCIPLES OF CONSOLIDATION

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include our accounts and our wholly owned subsidiaries’ accounts (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

In the opinion of management, the accompanying consolidated balance sheets and related consolidated interim statements of operations, cash flows, and stockholders’ equity (deficit) include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Dutch gold Resources, Inc.  Form 10-K filed on February 9, 2010 with the U.S. Securities and Exchange Commission.

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

STOCK BASED COMPENSATION

The Company has adopted FASB ASC Topic 718 - Stock Compensation, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.The Company ceased the Stock Option program at 31 December 2007.

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

When the Company issues debt securities, which bear interest at rates that are lower than market rates, the Company recognizes a discount, which is offset against the carrying value of the debt. Such discount from the face value of the debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values.

INCOME TAX

The Company accounts for income taxes under FASB ASC 740 –. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. ASC 740 also requires that uncertain tax positions are evaluated in a two-step process, whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority would be recognized.

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

Although management has made a reasonable estimate of factors based on current conditions and information, assumptions underlying future cash flows are subject to significant risks and uncertainties. Estimates of undiscounted future cash flows are dependent upon estimates of metals to be recovered from proven and probable ore reserves, and to some extent, identified resources beyond proven and probable reserves, future production and capital costs and estimated metals prices (considering current and historical prices, forward pricing curves and related factors) over the estimated remaining mine life. It is reasonably possible that changes could occur in the near term that could adversely affect our estimate of future cash flows to be generated from our operating properties. In accordance with FASB ASC 360-10-10  if undiscounted cash flows including an asset’s fair value are less than the carrying value of a property, an impairment loss is recognized.

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has adopted FASB ASC 815-10 which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of this pronouncement does not have an impact on the Company’s financial statements.

BASIC AND DILUTED LOSS PER SHARE

The Company computes net income (loss) per share in accordance with FASB ASC 260, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities only basic loss per share is presented in the accompanying financial statements. At September 30, 2009, the Company had no outstanding options, warrants and stock purchase rights that could have a future dilutive effect on the calculation of earnings per share.

The Company computes net income (loss) per share in accordance withFASB ASC 260. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. At September 30, 2009, the Company had outstanding options, warrants and stock purchase rights to purchase a total of 5,750,000 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

ASSET RETIREMENT OBLIGATIONS

The Company follows FASB ASC 410-20, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

ASC 410-20requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at September 30, 2009 and December 31, 2008 the Company had no asset retirement obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) (formerly issued as Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB SFAS No. 162), as the single source of authoritative nongovernmental U.S. GAAP launched on July 1, 2009.  The ASC does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 ASC will be considered no authoritative. The ASC is effective for interim and annual periods ending after September 15, 2009. The ASC is for disclosure only and will not impact our financial condition or results of operations. The Company adopted the ASC for the interim period ended September 30, 2009.  The adoption of the ASC had no impact on our financial reporting process.

On January 1, 2009, the Company adopted ASC Subtopic 815-10 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133), which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under ASC Topic 815, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.  Since the Company currently does not have any derivative instruments, there are no additional disclosures required.

On January 1, 2009, the company adopted guidance issued by the FASB on business combinations ASC 805including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. In a business combination, including business combinations achieved in stages (step acquisition), the acquirer is required to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, it requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption has not had a material impact on the company’s financial statements.

In April 2009, the FASB issued ASC 820 “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The Company is evaluating the impact that the adoption of this standard will have on the Company's results of operations and financial condition.

In April 2009, the FASB issued ASC 820 and ASC 320-10-65 "Recognition and Presentation of Other-Than-Temporary Impairments". This ASC modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The ASC also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the ASC, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The ASC further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. ASC 820 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company has adopted this pronouncement for the quarter ended June 30, 2009; however, since the Company has no such investments in debt or equity securities, there was no impact on the Company’s financial position or results of operations as a result of the adoption.

In April 2009, the FASB issued ASC 825, "Interim Disclosures about Fair Value of Financial Instruments." This ASC essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the ASC requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2009, the FASB issued, "Subsequent EventsASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has looked at subsequent events through February 10, 2010 and has included all subsequent events in Note 13 - Subsequent Events.

In June 2009, the FASB issued, "Accounting For Transfers of Financial Assets -- An Amendment Of FASB Statement ASC860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. ASC 860 eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact ASC860 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued "Amendments to FASB Interpretation No. 46(RASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact ASC 810-10 will have on its financial condition, results of operations or cash flows.

NOTE 2—PREPAID AND OTHER CURRENT ASSETS

Prepaid and Other Current Assets are comprised of:

	September 30,	December 31
	2009	2008
Prepaid consulting fees	$1,468,070	$-
Total prepaid and other current assets	$1,468,070	$-

NOTE 3—PROPERTIES, PLANT AND EQUIPMENT

Our major components of properties, plants, equipment are:

September 30,	December 31
2009	2008
Office equipment	$11,127	$11,127
Lab equipment	30,494	30,494
Mill equipment	1,488,482	1,488,482
Mine - structural	359,782	359,782
Mine equipment	508,891	508,892
	2,398,776	2,398,776
Less: accumulated depreciation, depletion and amortization	1,512,314	1,152,497
Net carrying value	$886,462	$1,246,279

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $ 359,817 for the nine months ended September 2009.

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

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—ACCRUED EXPENSES AND ACCOUNTS PAYABLE

Accrued expenses and Accounts Payable are comprised of:

	September 30,	December 31,
	2009	2008
Accrued interest expense	$618,629	$420,415
Accounts Payable	2,127,075	1,217,256
Accounts Payable-related parties	0222,613	222,613
Total Accrued expenses and Accounts Payable	$2,968,317	$1,860,284

NOTE 5—INCOME TAX

The Company accounts for income taxes under the provisions of ASC 740, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

Uncertain Tax Positions

On January 1, 2007, we adopted ASC 740. ASC 740 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

Based on our assessment of ASC 740, we concluded that the adoption of ASC 740, had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. Our year-end analysis supports the same conclusion, and we do not have an accrual for uncertain tax positions as of September 30, 2009. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 6—CONVERTIBLE DEBENTURES

The Company had no convertible debentures outstanding at September 30, 2009 and $525,000 at December 31, 2008. The notes bear an interest at a rate of 8% per annum. Under the convertibility terms of the notes payable, the principal, plus accrued interest, can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

NOTE 7—ACQUISITION OF SUBSIDIARY

In January 4, 2007, the company entered into a definitive Share Exchange agreement (the “Agreement”) with Dutch Mining, L.L.C., an Oregon limited liability company (‘Dutch Mining’).  Pursuant to the agreement, the company agreed to acquire 100% of the outstanding equity of Dutch Mining from the stockholders of Dutch Mining (the “Dutch Mining Shareholders”) in exchange for the issuance by the company to the Dutch Mining Shareholders of an aggregate of 24,000,000 newly issued shares of common stock (“the Exchange Shares”). The Exchange shares were issued to the Dutch Mining Shareholders on a pro rata basis, in proportion to the ratio that the percentage of Dutch Mining Interest held by such Dutch Mining Shareholder bears to the number of shares of Dutch Mining Interests held by all the Dutch Mining Shareholders as of the contract closing date.

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The transactions was accounted for as a recapitalization, with the shares issued as consideration being recorded at $3,936,480 that being value given up after considering price fluctuations and liquidity issues.

NOTE 8—CAPITAL STOCK

Common Stock

As of September 30, 2009, the Company has 96,204,042 shares of its $0.001 par value common stock issued and outstanding.

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

As of September 30, 2009 the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2008	1,916,667	-	-
Granted	3,833,333	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2009	5,750,000	$0.84	$0

The fair value of the warrants is measured at the end of the reporting period with changes in fair value recognized in net income. None was recognized in the period ending September 30, 2009. The value determined for these warrants at September 30, 2009 was $ $1,824,059.  Using the Black-Scholes valuation model and the market price and volatility of the Company’s shares of common stock as quoted on the OTCBB as of September 30, 2009, the value of these warrants at September 30, 2009 is determined to be zero.  The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

As at September 30, 2009, the following share purchase warrants were outstanding:

Warrants	Exercise	Expiration
Outstanding	Price	Date
500,000	$1.15	January 5, 2013
250,000	1.15	January 5, 2013
41,667	0.60	February 27, 2010
100,000	0.97	February 27, 2010
12,500	0.95	April 14, 2013
12,500	0.95	April 14, 2013
833,333	1.00	September 4, 2010
166,667	1.00	September 4, 2010
3,333,333	0.50	March 12, 2011
62,500	0.50	June 9, 2012
437,500	0.50	June 9, 2012
5,750,000

NOTE 8—RELATED PARTY TRANSACTIONS

The Company assumed a note issued by Dutch Mining, LLC in the amount of $1.2M to Embassy International, LLC, and Florida limited liability company controlled by the family of the Chairman of the Board, Ewald Dienhart. The note is dated December 31, 2006 and carries an interest rate of 10.0%.  The note is unsecured and may be converted into shares of the Company.  The related parties have agreed not to demand the loans through December 31, 2012 therefore the loans are recorded as long-term liabilities

The Company assumed notes issued by Dutch Mining, LLC in the amount of $250K to Gabriela Dienhart-Engel, who is the daughter of the Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%.  The note is partially secured by the title to the Gold Bug Mine, and may be converted into shares of the Company.  The related parties have agreed not to demand the loans through December 31, 2012 therefore the loans are recorded as long-term liabilities

The Company assumed notes issued by Dutch Mining, LLC in the amount of $100,000 to Dienhart-Caruso TBE Family LLC, a Florida limited liability company that is controlled by the wife of the Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%.  The note is partially secured by the title to certain equipment used by the Company, and may be converted into shares of the Company.  The related parties have agreed not to demand the loans through December 31, 2012 therefore the loans are recorded as long-term liabilities.

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company assumed a note issued by Dutch Mining LLC in the amount of $950,000 to Josef Bauer for working capital.  The note is guaranteed by Ewald Dienhart and carries an interest rate of 13.0%.  The related parties have agreed not to demand the loans through December 31, 2012 therefore the loans are recorded as long-term liabilities.

The Company leases space from Rendata Industrial Park, LLC and Rendata is substantially controlled by Ewald Dienhart, the company’s Chairman.  For the period ended September 30, 2009 the Company accrued rent and related expenses in the amount of $129,535 and had a payable balance accrued of $298,185 at September 30, 2012.

The Company had an agreement with HPUs, LLC, whose Managing Member Patrick Engel, is related to the Company’s Chairman, effective November 30, 2007 to provide management services. The contract was for one year, automatically renewable unless terminated for a monthly amount of $9,500.  The Company had a payable balance accrued of $212,338 at September 30, 2009.

The company owed $69,683 to Ewald J. Dienhart for short term advances at September 30, 2009.

NOTE 9—FINANCIAL CONDITION AND GOING CONCERN

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

NOTE 10 – SUBSEQUENT EVENTS

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

Employment Agreement

On December 31, 2009 the Company entered into an employment agreement with Mr. Daniel Hollis the Company’s Chief Executive Officer for an initial one-year period.  The agreement may be renewed at the option of the Corporation for successive one-year periods. The agreement provides for an annual salary of $96,000 plus a signing bonus of $25,000.

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

NOTE 11 – MINING LEASE AND OPTION TO PURCHASE

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

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Forward Looking Statements

This Quarterly Report on Form 10-QSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Various statements, estimates, predictions, and projections stated under "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," and elsewhere in this Quarterly Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of Dutch Gold Resources, Inc. or our officers with respect to, among other things, the ability to successfully implement our operating and acquisition strategies, including trends affecting our business, financial condition and results of operations. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of the related business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. These statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions, which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that could affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

These statements include, but are not limited to, comments regarding:

•	the establishment and estimates of mineral reserves and resources;
•	grade;
•	expenditures;
•	exploration;
•	permits;
•	closure costs;
•	future financing;
•	liquidity;
•	estimates of environmental liabilities;
•	our ability to obtain financing to fund our estimated expenditure and capital requirements;
•	factors impacting our results of operations;
•	application of Sarbanes-Oxley 404 reporting requirements and our ability to meet those reporting requirements; and
•	the impact of adoption of new accounting standards.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	unexpected changes in business and economic conditions;
•	significant increases or decreases in gold prices;
•	unanticipated grade changes;
•	metallurgy, processing, access, availability of materials, equipment, supplies and water;
•	determination of reserves;
•	results of current and future exploration activities;
•	results of pending and future feasibility studies;
•	joint venture relationships;
•	local and community impacts and issues;
•	timing of receipt of government approvals;
•	accidents and labor disputes;
•	environmental costs and risks;
•	competitive factors, including competition for property acquisitions;
•	availability of external financing at reasonable rates or at all; and
•	the factors discussed in this Quarterly Report on Form 10-QSB under the heading “Risk Factors.”

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of the Business” and “Management’s Discussion and Analysis” of this Quarterly Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

Stockholders and other users of this Quarterly Report on Form 10-QSB are urged to carefully consider these factors in connection with the forward-looking statements. We do not intend to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview and Results of Operations

DESCRIPTION OF BUSINESS

Overview

Dutch Gold Resources, Inc. is a junior gold miner focused in North America.  The Company’s mission is to become a recognized gold producer within two years.  A key to this plan is the acquisition of late stage exploration and development projects that can be quickly advanced to production. Our objective is to focus on low-risk and proven reserves that will be economical and profitable for the shareholders of DGRI.

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

Operating Strategy

Our business strategy is to acquire and develop gold properties in North America. To achieve these goals, we intend to:

•   optimize production of the Benton mine
•   upgrade the resource and mining operations at the Benton mine
•   invest in exploration of the Jungo mine
•   invest in further studies on the Basin Gulch Property to prepare for production
•   acquire such additional projects and properties that fit the company’s acquisition profile

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

From 1994 to 1996 Dutch Mining LLC worked to explore and develop the Benton Mine and undertook a baseline study for all the necessary permits to operate the mine and build an ore mill to produce gold ore concentrate. While mining the known ore bodies, the Company feels there is also the potential to significantly upgrade the resource base of Benton by drilling out areas untapped by historic mining and drilling. In January 2005 Dutch Mining reopened the Benton Mine and performed a full rehabilitation of the mine, and built a new gold ore mill to process 330 tons of ore per day that can be increased to 450 tons as needed.

Basin Gulch
Basin Gulch, Montana

A very large open-ended gold and silver system in Montana was discovered by Rauno Perttu and had been partly explored by 323 reverse circulation and core drill holes, totaling approximately 90,000 feet, plus 17,000 feet of trenches. Most of the holes were shallow, and largely pattern-drilled for an open-pit reserve. The system contains multiple areas of mineralization, and an open-ended defined resource of more than two million ounces of mostly low-grade disseminated gold and silver, with local shallow higher-grade breccias and inferred veins. The system covers a known area in excess of 2,600 acres, and appears to be related to other mineralized areas in the local area. Approximately $3.6 million was spent on this exploration, which was focused on identifying a large open-pit minable reserve.

One of the aspects of the project with future potential is a nested diatreme complex (overlapping volcanic breccia pipes) that extends over a minimal area of 2,600 feet by 3,300 feet. This diatreme complex has not been drilled to depth, and may contain high-grade gold and silver mineralization in a deeper “boiling zone”. The diatreme complex is characterized by overall low-grade gold and silver mineralization and local high-grade mineralization. Nearby shallow much smaller diatreme zones appear to be adjacent outliers to the main diatreme complex. These outliers are associated with an inferred controlling fault zone that may also be an important control for the main diatreme and for some of the inferred veins. Two of these smaller diatremes appear to contain near-surface “boiling zones”, and contain high-grade gold and silver mineralization.

Known Gold Resource

An independent consulting geologist concluded the existing data show that the following gold resource is minable under current law:

“approximately 426,135 ounces of combined Probable and Proven gold for the resources in Blocks A and B only, for the Basin Gulch site calculated directly from the drilling data. If 20% is removed to represent uncertainty, this number is approximately 341,000 ounces of gold. Also adding to this conservative approach is that the silver content was not converted to gold equivalency and added to the gold calculated above. In some places on the Basin Gulch prospect, the measured silver was well in excess of 10 opt.” (highlighted emphasis added herein).

The consulting geologist did not complete reserve estimates for the other areas where drilling occurred. These areas also encountered strong mineralization, but he did not feel the drilling was on close enough centers to use for reserve estimation. It is important to understand that none of the historic drilling or trenching was designed to look for higher grade selectively mineable or underground mineable resources, although several strong exploration targets were identified. This means that Aultra’s current primary exploration targets at Basin Gulch have been identified but are not yet included in the above reserve figures. Aultra believes resources discovered in these exploration targets would be minable under Montana mining law. The potential size of the exploration targets is theoretically several million ounces.

2008 Work Plan for Basin Gulch

Basin Gulch, Montana: Aultra plans to permit and drill a limited number of confirmation holes in previously identified high-grade gold structures at its advanced Basin Gulch, Montana gold property. This program is planned to begin in the spring, with the snowmelt. The company plans to drill five holes into two known high-grade breccia zones that are in an area in which early test mining is contemplated. The company plans up to ten additional exploration/evaluation holes along a large structure, informally called the BG fault zone. This zone is known to contain high-grade gold values to in excess of an ounce per ton, and extends for more than a mile through the area of known gold mineralization.

If sufficient money is raised, a limited number of deep drill holes will be completed into the Basin Gulch diatreme complex to initially test for high-grade gold, which is postulated from understanding of the property geology to have been deposited at a specific geological setting within the diatreme. This postulated diatreme gold reserve, if found, could be very large.

Recovery testing: Historic testing showed aspects to the Basin Gulch gold that could be important to future gold recovery.

Much of the gold appears to be free (not encapsulated), and was quickly recovered in leach tests. This suggests that it could be recoverable by simple floatation. Further, historic testing of the Basin Gulch property demonstrated the presence of coarse gold in key portions of the property. The historic testing suggested an overall increase in gold content of more than 40% in bulk assays versus standard fire assays, based on 1,000 gram and larger samples. This coarse gold was recovered by gravity methods.

Aultra plans to conduct recovery testing of the gold by a combination of froth floatation and gravity methods. If sufficient gold is recoverable by a combination of gravity and floatation, permitting would be much easier, because no chemicals, such as cyanide, would be needed. These non-chemical recovery methods are also relatively inexpensive.

Jungo
Jungo, Humboldt County, Nevada

Rauno Perttu discovered the Jungo exploration property in 2006. The property contains extensive exposures of brecciated and silicified Paleozoic sedimentary rocks in contact with Tertiary volcanic rocks to the north and east. Surface samples from the property were anomalous in gold and silver, with several samples assaying better than 0.1 opt gold, and one sample greater than 0.6 opt. The apparent southwestern end of a siliceous gold system was exposed in the northern of two surface trenches completed by Aultra in March of 2007. Very limited exposures suggest that the possible hot springs silica extends for at least 2,000 feet northeastward under shallow alluvial cover.

While both trenches encountered highly altered bedrock, the northern of the two trenches also crosscut approximately 160 feet of apparent hot springs silica. Several of the gold discoveries in Nevada, and elsewhere in the world, occur below such silica deposits. Although the gold deposits in this type of system generally occur up to several hundred feet below the type of hot springs silica found in the trench, ten and twenty foot intervals of the trench assayed 0.01 ounce per ton (opt) gold, a 32 foot interval averaged 0.015 opt gold, and a twenty foot interval of the hot springs rock assayed 0.042 opt gold and more than 0.5 opt silver. A select sample of the hot springs rock assayed 0.6 opt gold and 4.44 opt silver, suggesting the potential presence of a high-grade “feeder”.

One isolated pit was dug on projection of the hot springs zone under alluvial cover almost 2,000 feet to the northeast. It encountered hot springs silica that assayed 0.11 opt gold and 3.80 opt silver. Aultra considers the fact that this “blind” pit intercepted strongly mineralized apparent hot springs silica extremely encouraging for the overall property.

The Jungo property lies between the historic Sleeper and Hycroft mines in Humboldt County, Nevada.

The Hycroft Mine historically produced in excess of a million ounces of gold and recently announced that it plans to go back into production with the recent discovery of at least a million ounces of additional reserves.

The Sleeper Mine produced approximately 1.7 million ounces of gold, much of it from very high-grade near-surface veins. Recent exploration is finding new areas of strong ore-grade mineralization below the historic mine pit and along newly identified vein structures outside the historic exploration area.

Aultra’s geologists believe that the Jungo gold system has important similarities to the Sleeper property, and look forward to exploring the Jungo property based on that belief.

Results of Operations

Three Months ended September 30, 2009 and 2008

During the three-month period ended September 30, 2009 the Company incurred operating expenses of $2,197,093 and interest expenses of $345,798 as compared to operating expenses of $950,126 and interest expenses of $22,074 for the period ended September 30, 2008.  The Company's net loss during the three-month period ended September 30, 2009 was $2,542,891 as compared to a net loss of $1,048,705 during the three-month period ended September 30, 2008.

The decrease in income from operations for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008 is primarily attributable to reduction in mining activities on the Benton Mine due to a reduction in mining activities due to restricted capital available to fund the business as a result of the weakness in capital markets.

Nine Months ended September 30, 2009 and 2008

During the nine-month period ended September 30, 2009 the Company incurred operating expenses of $5,291,320 and interest expenses of $1,023,227 as compared to operating expenses of $2,725,991 and interest expenses of $334,732 for the period ended September 30, 2008.  The Company's net loss during the nine-month period ended September 30, 2009 was $6,314,547 as compared to a net loss of $3,922,076 during the nine-month period ended September 30, 2008.

Twelve-Month Business Outlook

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

Source of Revenue

The Company sells gold concentrates and dore to buyers throughout the world.  The company’s revenue fluctuates as a function of the spot price of gold and the amount of gold that is produced from its properties. The Company expects limited production from the Benton mine and limited revenues throughout the year.

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

As of September 30, 2009, we had a cash balance of $670. We estimate that, based upon our current business, we will require up to $4,000,000 over the next two years.  However, the Company cannot properly anticipate the capital expenditures and working capital needed in connection with the operations. Due to difficulties in the capital markets as a result of the credit crisis that began with the liquidation of Bear Stearns, inc., the Company has taken steps to reduce its cash requirements, resulting in a furlough of the mining operations personnel, and a temporary halt to production in the Benton Mine.

Our independent certified public accountants stated in their report dated 28 January 2010 for the fiscal year ending December 31, 2008 that we have incurred operating losses from our inception and that we are dependent upon our ability to meet our future financing requirements, and the success of future operations. These factors raise substantial doubt about our ability to continue as a going concern.

I tem 3. Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1  Legal Proceedings

We are not presently party to any legal proceedings.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.  Risk Factors

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

We currently have approximately $2,514,926 in debt pursuant to promissory notes issued by us. We are presently unable to meet our interest obligations in the amount of $618,629 under these notes. We are also trying to secure additional debt and equity financing. Our ability to satisfy our current debt service obligations, and any additional obligations we might incur will depend upon our future financial and operating performance, which, in turn, are subject to prevailing economic conditions and financial, business, competitive, legislative and regulatory factors, many of which are beyond our control. If our cash flow and capital resources continue to be insufficient to fund our debt service obligations, we may be forced to reduce or delay planned acquisitions, expansion and capital expenditures, sell assets, obtain additional equity capital or restructure our debt. We cannot assure you that our operating results, cash flow and capital resources will be sufficient for payment of our debt service and other obligations in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable

Item 6.  Exhibits.

Exhibits.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K.  During the fiscal quarter ended September 30, 2009, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Financial Officer

Date:  February 10 , 2008