Form 10-Q
period 2007-03-31
Dutch Gold Resources Inc
filed 2010-03-17
CIK 928375

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number:   333-72163

DUTCH GOLD RESOURCES, INC.
(FORMERLY SMALL TOWN RADIO, INC.- Exact name of small business issuer as specified in its charter)

Nevada	58-2550089
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes ☐	No ☒
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 31, 2007
Common Stock, par value $0.001 per share	34,256,144

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)

FINANCIAL STATEMENTS

As of March 31, 2007 (unaudited) and December 31, 2006

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED BALANCE SHEETS
As of MARCH 31, 2007 and DECEMBER 31, 2006

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$185,418	$306
Accounts receivable	24,485	-

Total current assets	209,903	306

Inventories	321,696	-

Property, plant and equipment
Property, plant and equipment at cost	1,773,626	-
Less accumulated depreciation	(451,629)	-

Net property, plant and equipment	1,321,997	-

Other Assets	126,623	-

TOTAL ASSETS	$1,980,219	$306

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$390,804	$25,951
Accounts payable-related parties	1,828,500	1,012,500
Payroll liabilities	47,572	-
Accrued liabilities	361,577	279,797
Loans from related parties	156,380	-
Loans from shareholders	-	37,880

Total current liabilities	2,784,833	1,356,128

LONG-TERM LIABILITIES:
Long-term Notes Payable - related parties	3,667,023	1,234,627

Total long-term liabilities	3,667,023	1,234,627

TOTAL LIABILITIES	6,451,856	2,590,755
Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value 10,000,000 authorized, no shares issued and outstanding at March 31, 2007 and December 31, 2006

Common stock, $.001 par value 500,000,000 shares authorized, 34,256,144 and 256,144 issued and outstanding at March 31, 2007 and December 31, 2006 respectively	34,256	256
Additional paid-in-capital	(5,050,261)	1,892,667
Accumulated deficit	544,368	(4,483,372)

Total stockholders' deficit	(4,471,637)	(2,590,449)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$1,980,219	$306

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

	March 31,	March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenue

Sales	$495,391	$-
Cost of sales	322,564	-

Gross profit	172,827	-

Operational Expenses

Organizational, selling, general and administrative expenses	41,013	326,503
Professional fees	76,752	59,567
Rent and repairs and maintenance	4,738	-
Depreciation	58,815	34,688

Total operating expenses	181,318	420,758

Operating loss	(8,491)	(420,758)

Other income (expense)

Interest expense	(134,141)	(51,804)
Gain from previous write-off	687,000	-

Income before income taxes	544,368	(472,562)

Income tax provision	-	-

Net income (loss) for the period	544,368	(472,562)

Basic earnings (loss) per share	$0.02	$(3.47)
Weighted average shares outstanding	34,256,144	136,144
Fully diluted earnings (loss) per share	$0.02	$(1.84)
Fully diluted weighted average shares outstanding	34,256,144	256,802

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

	March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities:

Net income	$544,368	$(472,562)

Adjustments to reconcile net loss to cash used by operating activities
Gain from previous write-off	(687,000)	-
Depreciation	58,815	34,688
Changes in assets and liabilities
Accounts receivable	(24,485)	-
Inventories	(321,696)	-
Other assets	-	(2,098)
Accounts payable	130,740	(6,620)
Accrued liabilities	74,881	-
Payroll liabilities	(78,028)	6,202

Net cash used by operating activities	(302,405)	(440,390)
Investing activities:
Purchase of property and equipment	(293,022)	(239,738)

Net cash used by investing activities	(293,022)	(239,738)

Financing activities:
Increase/(Decrease) in Notes payable-related parties	675,000	-
Loans from related parties	168,500	751,376
Payments on related party loans	(83,000)	-

Net cash provided by financing activities	760,500	751,376

Net increase in cash	165,073	71,248

Cash and cash equivalents at beginning of period	20,345	5,062

Cash and cash equivalents at end of period	$185,418	$76,310

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	$59,260	$108,441

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (unaudited)

	Common	Stock
	Shares	Dollars at Par ($.001)	Paid in Cap. Dollars $	Accum Deficit	Stockholders' Equity

Balances 12/31/06	256,144	$256	$1,892,667	$(4,483,372)	$(2,590,449)

Capitalization merger adjustment	-	-	(4,483,372)	4,483,372	-

Acquisition of Dutch Mining, LLC - DMLLC Shareholders	24,000,000	24,000.00	(930,531)	-	(906,531)

Acquisition of Dutch Mining, LLC - DGRI Shareholders	10,000,000	10,000.00	(1,529,025)	-	(1,519,025)

Gain (loss) for year				544,368	544,368

Balances 03/31/2007	34,256,144	$34,256	$(5,050,261)	$544,368	$(4,471,637)

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Dutch Gold Resources, Inc. (DGRI.PK) is a junior gold miner, experienced in the exploration for, development of, gold properties, through the production stage. Its first project was an advanced development and production stage mine system located in Southern Oregon. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

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

ACCOUNTS RECEIVABLE

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2007 and December 31, 2006, the Company had no balance in its allowance for doubtful accounts.

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

BASIC AND DILUTED LOSS PER SHARE
The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities only basic loss per share is presented in the accompanying financial statements. At March 31, 2007, the Company had no outstanding options, warrants and stock purchase rights that could have a future dilutive effect on the calculation of earnings per share.

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

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at March 31, 2007 and December 31, 2007 the Company had no asset retirement obligations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

NOTE 2—INVENTORIES
Work-in-process inventories, including ore stockpiles, are valued at the lower of average production cost and net realizable value, after a reasonable allowance for further processing and sales costs.

	March 31,	December 31,
	2007	2006
In-process	$321,696	$-

Total inventories	$321,696	$-

NOTE 3—PROPERTIES, PLANT AND EQUIPMENT
Our major components of properties, plants, equipment are:

	March 31, 2007	December 31, 2006

Office equipment	$5,461	$-
Lab equipment	2,501	-
Mill equipment	1,244,473	-
Mine - structural	287,700	-
Mine equipment	233,491	-
	1,773,626	-
Less: accumulated depreciation, depletion and amortization	451,629	-
Net carrying value	$1,321,997	$-

Depreciation expense for the three months ended March 31, 2007 was $58,815.

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

NOTE 4—ACCRUED EXPENSES AND ACCOUNTS PAYABLE
Accrued Expenses and Accounts Payable are comprised of:

	March 31,	December 31,
	2007	2006
Accrued interest expense	$361,577	$279,797
Accounts Payable	390,804	25,951
Accounts Payable-related parties	1,828,500	1,012,500

Total Accrued expenses and Accounts Payable	$2,580,881	$1,318,248

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

Based on our assessment of FIN 48, we concluded that the adoption of FIN 48, as of January 1, 2007, had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. Our year-end analysis supports the same conclusion, and we do not have an accrual for uncertain tax positions as of March 31, 2007. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 6—ACQUISITION OF SUBSIDIARY
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

NOTE 7—CAPITAL STOCK
Common Stock

As of March 31, 2007 the Company has 34,256,144 shares of its $0.001 par value common stock issued and outstanding.

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

The Company leases space from Rendata Industrial Park, LLC and Rendata is substantially controlled by Ewald Dienhart, the company’s Chairman. For the period ended March 31, 2007 the Company accrued rent and related expenses in the amount of $65,000 and had a payable balance accrued of $65,000 at March 31, 2007.

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

NOTE 10—SUBSEQUENT EVENTS

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

Employment Agreements
On December 31, 2009 the Company entered into an employment agreement with Mr. Daniel Hollis the Company’s Chief Executive Officer for an initial one year period. The agreement may be renewed at the option of the Corporation for successive one year periods. The agreement provides for an annual salary of $96,000.

On December 31, 2009 the Company entered into an employment agreement with Mr. Rauno Perttu the Company’s Chief Operating Officer for an initial one year period. The agreement may be renewed at the option of the Corporation for successive one year periods. The agreement provides for an annual salary of $96,000.

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

In January 2010, the Company announced that an independent consulting geologist conducted an NI 43-101 compliant report, indicating the mineral resource at the Basin Gulch property was sizeable. That report is available as a Form 8K at www.sec.gov and on the Company website, www.dutchgold.com

NOTE 11–MINING LEASE AND OPTION TO PURCHASE

In 1996, the Company entered into a lease agreement for the Benton Mine, the agreement provides for a monthly minimum advance royalty payment of $5,000. The production royalty provides that the lessor pay 4% of the value of ores, minerals, metals, bullion and mineral products derived from the property to the lessee. In addition, lessee will pay 1% of the value of ores, minerals, metals, bullion and mineral products derived within one mile of the leased property.   This lease was last amended January 25, 2006.  The Company has an option to acquire the Benton Mine for $10 million.  The Company is currently working on a commercials permit and reclamation plan for the Benton Mine. There are disagreements with the owners of Benton Mine and Dutch Mining LLC as to the amount of royalties due to the lessor. Dutch Mining LLC does not and will not operate under the aforementioned lease until a reclamation plan is completed and a full commercial permit is obtained.  At such time, the Benton Mine, Inc. and the Company will have to agree on new terms of the lease, resolving any and all disputed amounts.

1995, the Company purchased the mining property known as Mineral Lot no. 351 final certificate No. 83 consisting of the Gold Bug, Silver State, Silver Dollar, Oregonian, Bimetallist and US Lode Claims in Joseph County, Oregon.  These claims are collectively referred to as the Gold Bug, which had gold production until 1942, when mining ceased as a result of World War II.  Historic production and current geochemical studies indicate the presence of minerals associated with gold formations.  The Company intends to permit the Gold Bug Mine after completing a thorough and diligent study to assess the economic potential of the properties.  The ore grade and composition can be processed at the Company’s mill in Grants Pass, OR.

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

Operating Strategy

Our business strategy is to acquire and develop gold properties in North America. To achieve these goals, we intend to:

•	upgrade the resource and mining operations at the Benton mine
•	evaluate for optimization the Benton Mine
•	acquire such additional projects and properties that fit the company’s acquisition profile

Benton Mine

Dutch Gold Resources, Inc. has leased the Benton Mine consisting of 24 gold mining claims on 480 acres; which are all in good standing including eight patented claims and 16 claims located on US Forest Service Land. Dutch Gold also owns the adjacent Gold Bug Mine on 110 acres with 5.50 patented claims.

Dutch Gold Resources, Inc. acquired these interests in a share exchange agreement with Dutch Mining, LLC. The mines are located near Grants Pass, OR. The Benton Mine was the largest gold mine in southwest Oregon during the late 1930’s. It was founded in 1893 and was the largest underground mine in Oregon.

The Benton mine is an advanced stage development and production project with a substantial investment already made in recent exploration and development that has started delivering gold concentrate in 2007. Dutch Gold, in 2007, completed the construction and fine-tuning of its ore mill. This is the only permitted, 330 tons per day gold mill in Oregon.

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

Results of Operations

Three Months ended March 31, 2007 and 2006

During the three-month period ended March 31, 2007 the Company incurred operating expenses of $181,318 and interest expenses of $134,141 as compared to operating expenses of $420,758 and interest expenses of $51,804 for the period ended March 31, 2006.  The Company's net income during the three-month period ended March 31, 2007 was $544,368 as compared to a net loss of $472,562 during the three-month period ended March 31, 2006.  The Company recognized a gain from a previous write-off of $687,000 in the three-month period ending 31 March 2007.  The gain from operations for the quarter ended March 31, 2007 as compared to the loss from operations for the quarter ended March 31, 2006 is primarily attributable to an increase in mining activities on the Benton Mine and the recognition of a gain from a previous write-off of $687,000.

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

Operating Expenses and Capital Expenditures

Operating Expenses

Assuming that the Company is successful raising funds, we anticipate incurring operating expenses of approximately $2,000,000 during the next twelve months.

The primary operating expenses incurred include management and consulting fees associated with fundraising and the transition to a natural resources company.

Source of Revenue

The Company sells gold concentrates and dore to buyers throughout the world as production warrants.  The company’s revenue fluctuates as a function of the spot price of gold and the amount of gold that is produced from its properties. The Company expects limited production from the Benton mine and limited revenues throughout the year.

Operating Losses

Assuming that the Company is successful continuing to pursue it’s plan to change to a natural resources company we plan realize an operating loss of approximately $2,000,000 during the next twelve months.

Liquidity and Capital Resources

We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of debt. With limited liquid assets and depreciating fixed assets the availability of funds from traditional sources of debt will be limited, and we cannot assure you that there will be a source of funds in the future.

As of March 31, 2007, we had a cash balance of $185,418. We estimate that, based upon our current business, we will require up to $4,000,000 over the next two years.  However, the Company cannot properly anticipate the capital expenditures and working capital needed in connection with the operations. Due to difficulties in the capital markets as a result of the credit crisis that began with the liquidation of Bear Stearns, inc., the Company has taken steps to reduce its cash requirements, resulting in a furlough of the mining operations personnel, and a temporary halt to production in the Benton Mine.

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

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

The Company may from time to time be involved in litigation in the normal course of business.  The Company is a defendant in two labor actions:
Tellez vs Dutch Mining LLC and
Quimby vs Dutch Mining LLC
Both claims were related to actions taken prior to the acquisition of Dutch Mining LLC by Dutch Gold LLC and have been resolved.

We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Risk Factors

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

Item 3.     Changes in Securities and Use of Proceeds

Not applicable.

Item 4.     Defaults Upon Senior Securities

Not applicable.

Item 5.     Submission of Matters to a Vote of Security Holders

Not applicable.

Item 6.     Other Information

Not applicable

Item 7.     Exhibits and Reports on Form 8-K

Exhibits.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K. During the fiscal quarter ended March 31, 2007, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Financial Officer

Date:  March 16, 2010