Form 10-Q
period 2007-09-30
Dutch Gold Resources Inc
filed 2010-03-17
CIK 928375

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number:   333-72163

DUTCH GOLD RESOURCES, INC.
(FORMERLY SMALL TOWN RADIO, INC.- Exact name of small business issuer as specified in its charter)

Nevada	58-2550089
(State of Incorporation)	(I.R.S. Employer Identification No.)

3500 Lenox Road, NE
Suite 1500
Atlanta, Georgia  30326
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

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 30, 2007
Common Stock, par value $0.001 per share	41,648,732

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)

FINANCIAL STATEMENTS

As of September 30, 2007 (unaudited) and December 31, 2006

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED BALANCE SHEETS
As of SEPTEMBER 30, 2007 and DECEMBER 31, 2006

	September 30,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$572,151	$306
Deposits	34,930	-
Accounts receivable	739,131	-

Total current assets	1,346,212	306

Inventories

Property, plant and equipment	361,215	-
Property, plant and equipment at cost	2,119,807	-
Less accumulated depreciation	(594,925)	-

Net property, plant and equipment	1,524,882	-

Other Assets	126,623	-

TOTAL ASSETS	$3,358,932	$306

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$393,175	$25,951
Accounts payable-related parties	137,500	1,012,500
Payroll liabilities	16,045	-
Accrued liabilities	235,578	279,797
Loans from related parties	97,055	-
Loans from shareholders	-	37,880

Total current liabilities	879,353	1,356,128

LONG-TERM LIABILITIES:
Long-term Notes Payable - related parties	2,874,634	1,234,627

Total long-term liabilities	2,874,634	1,234,627

TOTAL LIABILITIES	3,753,987	2,590,755

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value 10,000,000 authorized, no shares issued and outstanding at September 30, 2007 and December 31, 2006	-	-

Common stock, $.001 par value 500,000,000 shares authorized, 41,648,732 and 256,144 issued and outstanding at September 30, 2007 and December 31, 2006 respectively	41,649	256
Additional paid-in-capital	(51,567)	1,892,667
Accumulated deficit	(385,137)	(4,483,372)

Total stockholders' deficit	(395,055)	(2,590,449)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$3,358,932	$306

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$1,151,631	$-	2,584,354	$-
Cost of sales	1,182,212	-	2,511,048	-

Gross profit	(30,581)		73,306

Operational Expenses

Organizational, selling, general and administrative expenses	88,655	377,990	159,544	1,072,066
Professional fees	327,208	17,168	451,843	116,769
Rent and repairs and maintenance	1,147	-	8,985	-
Depreciation	76,124	34,688	202,111	104,064

Total operating expenses	493,134	429,846	822,483	1,292,899

Operating loss	(523,715)	(429,846)	(749,177)	(1,292,899)

Other income (expense)

Interest expense	(72,860)	(168,197)	(322,960)	(154,934)
Gain from previous write-off	-	-	687,000

Income before income taxes	(596,575)	(598,043)	(385,137)	(1,447,833)

Income tax provision	-	-	-	-

Net income (loss) for the period	(596,575)	(598,043)	(385,137)	(1,447,833)

Basic earnings (loss) per share	$(0.02)	$(4.37)	$(0.01)	$(10.58)
Weighted average shares outstanding	37,183,688	136,802		136,802
Fully diluted earnings (loss) per share	$(0.02)	$(4.37)	$(0.01)	$(10.58)
Fully diluted weighted average shares outstanding	37,183,688	136,802	37,183,688	136,802

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC. (Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

	September 30,
	2007	2006
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities:

Net income	$(385,137)	$(1,447,833)

Adjustments to reconcile net loss to cash used by operating activities
Gain from previous write-off	(577,000)	-
Write-up of asset value	(110,000)	-
Fair value of common stock issued for services	150,000	-
Depreciation	202,111	104,064
Changes in assets and liabilities
Accounts receivable	(738,381)	-
Inventories	(361,215)	-
Other current assets	(34,930)	(2,098)
Accounts payable	132,361	121,335
Accounts payable-related parties	-	85,233
Accrued liabilities	251,580	100,000
Payroll liabilities	(109,555)	6,202

Net cash used by operating activities	(1,580,166)	(1,033,097)
Investing activities:
Purchase of property and equipment	(639,203)	(365,885)

Net cash used by investing activities	(639,203)	(365,885)

Financing activities:
Loans from related parties	-	1,501,225
Proceeds from sale of Debentures	2,575,000	-
Proceeds from related party loans	374,000	-
Payments on related party loans	(177,825)	(80,000)

Net cash provided by financing activities	2,771,175	1,421,225

Net increase in cash	551,806	22,243

Cash and cash equivalents at beginning of period	20,345	5,062

Cash and cash equivalents at end of period	$572,151	$27,305

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during year for interest	$59,268	$121,442

Non-cash Transactions:
Fair value of common stock options issued for services	150,000	-

	$150,000	$-

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (unaudited)

	Common	Stock
	Shares	Dollars at Par ($.001)	Paid in Cap. Dollars $	Accum Deficit	Stockholders' Equity

Balances 12/31/06	256,144	$256	$1,892,667	$(4,483,372)	$(2,590,449)

Capitalization merger adjustment	-	-	(4,483,372)	4,483,372	-

Acquisition of Dutch Mining, LLC - DMLLC Shareholders	24,000,000	24,000	(930,531)		(906,531)

Acquisition of Dutch Mining, LLC - DGRI Shareholders	10,000,000	10,000	(1,529,025)		(1,519,025)

Common shares issued for cash	6,037,500	6,038	3,856,603		3,862,641

Common shares issued for services	300,000	300.00	149,700		150,000

Common shares issued in lieu of payment	1,055,088	1,055	992,391		993,446

Gain (loss) for year				(385,137)	(385,137)

Balances 09/30/2007	41,648,732	$41,649	$(51,567)	$(385,137)	$(395,055)

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

ACCOUNTS RECEIVABLE

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2007 and December 31, 2006, the Company had no balance in its allowance for doubtful accounts.

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

BASIC AND DILUTED LOSS PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities only basic loss per share is presented in the accompanying financial statements. At September 30, 2007, the Company had no outstanding options, warrants and stock purchase rights that could have a future dilutive effect on the calculation of earnings per share.

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the period ended September 30, 2007 and the year ended December 31, 2006, there were no potential dilutive securities.

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

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at September 30, 2007 and December 31, 2007 the Company had no asset retirement obligations.

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

NOTE 2—DEPOSITS

Deposits are classified as current assets and represent advance payments made on the Company’s mining equipment. Deposits are summarized as follows:

	September 30,	December 31,
	2007	2007
Equipment deposits	$34,930	$-

Total deposits	$34,930	$-

NOTE 3—INVENTORIES

Work-in-process inventories, including ore stockpiles, are valued at the lower of average production cost and net realizable value, after a reasonable allowance for further processing and sales costs.

	September 30,	December 31,
	2007	2006
In-process	$361,215	$-

Total inventories	$361,215	$-

NOTE 4—PROPERTIES, PLANT AND EQUIPMENT

Our major components of properties, plants, equipment are:

	September 30,	December 31,
	2007	2006

Office equipment	$7,125	$-
Lab equipment	24,100	-
Mill equipment	1,373,507	-
Mine - structural	328,388	-
Mine equipment	386,687	-
	2,119,807	-
Less: accumulated depreciation, depletion and amortization	594,925	-
Net carrying value	$1,524,882	$-

Depreciation expense for the nine months ended September 30, 2007 was $ 202,111.

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

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—ACCRUED EXPENSES AND ACCOUNTS PAYABLE

Accrued Expenses and Accounts Payable are comprised of:

	September 30,	December 31,
	2007	2006
Accrued interest expense	$235,578	$279,797
Accounts Payable	393,175	25,951
Accounts Payable-related parties	137,500	1,012,500
Total Accrued expenses and Accounts Payable	$766,253	$1,318,248

NOTE 6—INCOME TAX

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

Based on our assessment of FIN 48, we concluded that the adoption of FIN 48, as of January 1, 2007, had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. Our year-end analysis supports the same conclusion, and we do not have an accrual for uncertain tax positions as of September 30, 2007. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

NOTE 8—CAPITAL STOCK

Common Stock

As of September 30, 2007 the Company has 41,648,732 shares of its $0.001 par value common stock issued and outstanding.

NOTE 9—RELATED PARTY TRANSACTIONS

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

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases space from Rendata Industrial Park, LLC and Rendata is substantially controlled by Ewald Dienhart, the company’s Chairman. For the period ended September 30, 2007 the Company accrued rent and related expenses in the amount of $113,740 and had a payable balance accrued of $68,440 at September 30, 2007.

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

NOTE 11—SUBSEQUENT EVENTS

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

In January 2010, the Company announced that an independent consulting geologist conducted an NI 43-101 compliant report, indicating the mineral resource at the Basin Gulch property was sizeable. That report is available as a Form 8K at www.sec.gov and on the Company website, www.dutchgold.com

NOTE 12–MINING LEASE AND OPTION TO PURCHASE

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

Operating Strategy

Our business strategy is to acquire and develop gold properties in North America. To achieve these goals, we intend to:

•  evaluate the Benton and Gold Bug mines for optimization
•  upgrade the resource and mining operations in Southern Oregon
•  acquire such additional projects and properties that fit the company’s acquisition profile

Benton Mine

Dutch Gold Resources, Inc. has leased the Benton Mine consisting of 24 gold mining claims on 480 acres; which are all in good standing including eight patented claims and 16 claims located on US Forest Service Land. Dutch Gold also owns the adjacent Gold Bug Mine on 110 acres with 5.5 patented claims.  Dutch Gold Resources, Inc. acquired these interests in a share exchange agreement with Dutch Mining, LLC. The mines are located near Grants Pass, OR. The Benton Mine was the largest gold mine in southwest Oregon during the late 1930’s. It was founded in 1893 and was the largest underground mine in Oregon.  The Benton mine is an advanced stage development and production project with a substantial investment already made in recent exploration and development that has started delivering gold concentrate in 2007. Dutch Gold, in 2007, completed the construction and fine-tuning of its ore mill. This is the only permitted, 300 tons/day gold mill in Oregon.

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

Results of Operations

Three Months ended September 30, 2007 and 2006

During the three-month period ended September 30, 2007 the Company incurred operating expenses of $493,134 and interest expenses of $72,860 as compared to operating expenses of $429,846 and interest expenses of $168,197 for the period ended September 30, 2006.  The Company's net loss during the three-month period ended September 30, 2007 was $596,575 as compared to a net loss of $598,043 during the three-month period ended September 30, 2006.

The loss from operations for the quarter ended September 30, 2007 as compared to the loss from the quarter ended September 30, 2006 is primarily attributable to increase in mining activities on the Benton Mine.

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

As of September 30, 2007, we had a cash balance of $572,151.  We estimate that, based upon our current business, we will require up to $4,000,000 over the next two years.  However, the Company cannot properly anticipate the capital expenditures and working capital needed in connection with the operations. Due to difficulties in the capital markets as a result of the credit crisis that began with the liquidation of Bear Stearns, inc., the Company has taken steps to reduce its cash requirements, resulting in a furlough of the mining operations personnel, and a temporary halt to production in the Benton Mine.

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

Reports on Form 8-K. During the fiscal quarter ended September 30, 2007, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Financial Officer

Date:  March 16, 2010