Form 10-Q
period 2008-03-31
Dutch Gold Resources Inc
filed 2010-03-17
CIK 928375

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number:   333-72163

DUTCH GOLD RESOURCES, INC.
(FORMERLY SMALL TOWN RADIO, INC.- Exact name of small business issuer as specified in its charter)

Nevada	58-2550089
(State of Incorporation)	(I.R.S. Employer Identification No.)

3500 Lenox Road, NE
Suite 1500
Atlanta, Georgia  30326
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

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 31, 2008
Common Stock, par value $0.001 per share	47,079,716

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)

FINANCIAL STATEMENTS

As of March 31, 2008 (unaudited) and December 31, 2007

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED BALANCE SHEETS
As of MARCH 31, 2008 and DECEMBER 31, 2007

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,542	$80,541
Accounts receivable	88,503	88,503

Total current assets	129,045	169,044

Inventories	-	257,248

Property, plant and equipment
Property, plant and equipment at cost	2,326,031	2,278,801
Less accumulated depreciation	(793,418)	(677,002)

Net property, plant and equipment	1,532,613	1,601,799

Other Assets	154,852	154,852

TOTAL ASSETS	$1,816,510	$2,182,943

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$872,061	$356,514
Accounts payable-related parties	319,631	330,706
Payroll liabilities	(158,073)	(89,806)
Accrued liabilities	238,951	214,417
Loans from shareholders	130,000	-

Total current liabilities	1,402,570	811,831

LONG-TERM LIABILITIES:
Long-term Notes payable-related parties	2,514,926	2,514,926

Total long-term liabilities	2,514,926	2,514,926

TOTAL LIABILITIES	3,917,496	3,326,757

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value 10,000,000 authorized, no shares issued and outstanding at March 31, 2008 and December 31, 2007	-	-

Common stock, $.001 par value 500,000,000 shares authorized, 46,139,000 and 42,373,732 issued and outstanding at March 31, 2008 and December 31, 2007 respectively	46,139	42,374
Additional paid-in-capital	732,886	428,709
Accumulated deficit	(2,880,011)	(1,614,897)

Total stockholders' deficit	(2,100,986)	(1,143,814)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$1,816,510	$2,182,943

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007

	Three Months Ended March Ended 31,
	2008	2007
	(unaudited)	(unaudited)
Revenue
Sales	$329,519	$495,391
Cost of sales	1,094,980	322,564

Gross profit	(765,461)	172,827

Operational Expenses

Organizational, selling, general and administrative expenses	223,122	41,013
Professional fees	84,558	76,752
Rent and repairs and maintenance	600	4,738
Depreciation	116,416	58,815

Total operating expenses	424,695	181,318

Operating loss	(1,190,157)	(8,491)

Other income (expense)

Interest expense	(74,957)	(134,141)
Gain from previous write-off	-	687,000

Income before income taxes	(1,265,114)	544,368

Income tax provision	-	-

Net income (loss) for the period	(1,265,114)	544,368

Basic earnings (loss) per share	$(0.03)	$0.02
Weighted average shares outstanding	44,455,400	34,256,144
Fully diluted earnings (loss) per share	$(0.03)	$0.02
Fully diluted weighted average shares outstanding	44,455,400	34,256,144

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007

	March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities:
Net income	$(1,265,114)	$544,368

Adjustments to reconcile net loss to cash used by operating activities
Gain from previous write-off	-	(687,000)
Fair value of common stock issued for payment of interest expense	3,306	-
Fair value of common stock issued for services	304,636	-
Depreciation	116,416	58,815
Changes in assets and liabilities
Accounts receivable	-	(24,485)
Inventories	257,248	(321,696)
Accounts payable	515,547	130,740
Accounts payable-related parties	(11,075)	-
Accrued liabilities	24,534	74,881
Payroll liabilities	(68,267)	(78,028)

Net cash used by operating activities	(122,769)	(302,405)
Investing activities:
Purchase of property and equipment	(47,230)	(293,022)

Net cash used by investing activities	(47,230)	(293,022)

Financing activities:
Increase/(Decrease) in Notes payable-related parties	-	675,000
Loans from related parties	-	168,500
Proceeds from Shareholder loans	130,000	-
Payments on related party loans	-	(83,000)

Net cash provided by financing activities	130,000	760,500

Net increase/(decrease) in cash	(39,999)	165,073

Cash and cash equivalents at beginning of period	80,541	20,345
Cash and cash equivalents at end of period	$40,542	$185,418

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	$41,164	$59,260

Non-cash Transactions:
Fair value of common stock issued for payment of interest expense	3,306	-
Fair value of common stock options issued for services	304,636	-

	$307,942	$-

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 (unaudited)

	Common Stock
	Shares	Dollars at Par ($.001)	Paid in Cap. Dollars $	Accum Deficit	Stockholders' Equity

Balances 12/31/07	42,373,732	$42,374	$428,709	$(1,614,897)	$(1,143,814)

Common shares issued for services	3,761,962	3,762	300,874		304,636

Common shares issued for payment of interest	3,306	3	3,303		3,306

Gain (loss) for year				(1,265,114)	(1,265,114)

Balances 03/31/2008	46,139,000	$46,139	$732,886	$(2,880,011)	$(2,100,986)

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

STOCK BASED COMPENSATION

The Company has adopted SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements 123 and 95, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest. The Company ceased the Stock Option program at December 31, 2007.

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

BASIC AND DILUTED LOSS PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities only basic loss per share is presented in the accompanying financial statements. At March 31, 2008, the Company had no outstanding options, warrants and stock purchase rights that could have a future dilutive effect on the calculation of earnings per share.

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

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at March 31, 2008 and December 31, 2007 the Company had no asset retirement obligations.

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

February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or the Company’s fiscal year beginning

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2008. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements. The Company adopted SFAS No. 159 on February 1, 2008, with no material impact on its consolidated financial statements.

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

	March 31,		December 31,
	2008		2007
In-process	$-		$257,248

Total inventories		$-	$257,248

NOTE 3—PROPERTIES, PLANT AND EQUIPMENT

Our major components of properties, plants, equipment are:

	March 31, 2008	December 31, 2007

Office equipment	$8,333	$8,333
Lab equipment	27,782	27,782
Mill equipment	1,467,786	1,467,786
Mine - structural	334,493	334,493
Mine equipment	487,637	440,407
	2,326,031	2,278,801
Less: accumulated depreciation, depletion and amortization	793,418	677,002
Net carrying value	$1,532,613	$1,601,799

Depreciation expense was $ 116,416 for the three months ended March 31, 2008.

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

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—ACCRUED EXPENSES AND ACCOUNTS PAYABLE

Accrued expenses and Accounts Payable are comprised of:

	March 31,	December 31,
	2008	2007
Accrued interest expense	$238,951	$214,417
Accounts Payable	872,061	356,514
Accounts Payable-related parties	319,631	330,706

Total Accrued expenses and Accounts Payable	$1,430,643	$901,637

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

Based on our assessment of FIN 48, we concluded that the adoption of FIN 48, as of January 1, 2007, had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. Our year-end analysis supports the same conclusion, and we do not have an accrual for uncertain tax positions as of March 31, 2008. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

NOTE 7—CAPITAL STOCK

Common Stock

As of March 31, 2008, the Company has 47,079,716 shares of its $0.001 par value common stock issued and outstanding.

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

As of March 31, 2008 the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2007	-	-	-
Granted	891,667	-	-
Forfeited	-			-
Exercised	-		-
Outstanding, March 31, 2008	891,667	$0.97	$0

The fair value of the warrants is measured at the end of the reporting period with changes in fair value recognized in net income. None was recognized in the period ending March 31, 2008. The value determined for these warrants at March 31, 2008 was $652,835. Using the Black-Scholes valuation model and the market price and volatility of the Company’s shares of common stock as quoted on the OTCBB as of March 31, 2008, the value of these warrants at March 31, 2008 is determined to be zero. The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

As at March 31, 2008, the following share purchase warrants were outstanding:

Warrants Outstanding	Exercise Price	Expiration Date
500,000	$1.15	January 5, 2013
250,000	1.15	January 5, 2013
41,667	0.60	February 27, 2010
100,000	0.97	February 27, 2010
891,667

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

The Company leases space from Rendata Industrial Park, LLC and Rendata is substantially controlled by Ewald Dienhart, the company’s Chairman. For the period ended March 31, 2008 the Company accrued rent and related expenses in the amount of $45,691 and had a payable balance accrued of $78,541 at March 31, 2008.

The Company had an agreement with HPUs, LLC, whose Managing Member Patrick Engel, is related to the Company’s Chairman, effective November 30, 2007 to provide management services. The contract was for one year, automatically renewable unless terminated for a monthly amount of $9,500. The Company had a payable balance accrued of $41,744 at March 31, 2008.

The company owed $69,683 to Ewald J. Dienhart for short term advances at March 31, 2008.

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

Benton Mine

Dutch Gold Resources, Inc. has leased the Benton Mine consisting of 24 gold mining claims on 480 acres; which are all in good standing including eight patented claims and 16 claims located on US Forest Service Land. Dutch Gold also owns the adjacent Gold Bug Mine on 110 acres with 5.50 patented claims.  Dutch Gold Resources, Inc. acquired these interests in a share exchange agreement with Dutch Mining, LLC. The mines are located near Grants Pass, OR. The Benton Mine was the largest gold mine in southwest Oregon during the late 1930’s. It was founded in 1893 and was the largest underground mine in Oregon.  The Benton mine is an advanced stage development and production project with a substantial investment already made in recent exploration and development that has started delivering gold concentrate in 2007. Dutch Gold, in 2007. completed the construction and fine-tuning of its ore mill. This is the only permitted, 300 ton per day gold mill in Oregon.

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

Results of Operations

Three Months ended March 31, 2008 and 2007

During the three-month period ended March 31, 2008 the Company incurred operating expenses of $1,190,157 and interest expenses of $74,957 as compared to operating expenses of $181,318 and interest expenses of $134,141 for the period ended March 31, 2007.  The Company's net loss during the three-month period ended March 31, 2008 was $1,265,114 as compared to a net gain of $544,368 during the three-month period ended March 31, 2008.

The loss from operations for the quarter ended March 31, 2008 as compared to the gain from the quarter ended March 31, 2008 is primarily attributable to reduction in mining activities on the Benton Mine due to restricted capital available to fund the business as a result of the weakness in capital markets.

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

As of March 31, 2008, we had a cash balance of $40,542.  We estimate that, based upon our current business, we will require up to $4,000,000 over the next two years.  However, the Company cannot properly anticipate the capital expenditures and working capital needed in connection with the operations. Due to difficulties in the capital markets as a result of the credit crisis that began with the liquidation of Bear Stearns, inc., the Company has taken steps to reduce its cash requirements, resulting in a furlough of the mining operations personnel, and a temporary halt to production in the Benton Mine.

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

Reports on Form 8-K. During the fiscal quarter ended March 31, 2008, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Financial Officer

Date:  March 16, 2010