Form 10-Q
period 2008-06-30
Dutch Gold Resources Inc
filed 2010-03-17
CIK 928375

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number:   333-72163

DUTCH GOLD RESOURCES, INC.
(FORMERLY SMALL TOWN RADIO, INC.- Exact name of small business issuer as specified in its charter)

Nevada	58-2550089
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes ☐	No ☒
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Class	Outstanding at June 30, 2008
47,079,716
Common Stock, par value $0.001 per share

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)

FINANCIAL STATEMENTS

As of June 30, 2008 (unaudited) and December 31, 2007

DUTCH GOLD RESOURCES, INC. (Formerly SMALL TOWN RADIO, INC.) CONSOLIDATED BALANCE SHEETS As of JUNE 30, 2008 and DECEMBER 31, 2007

	June 30,		December 31,
	2008		2007
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	(73,598	) $	$80,541
Accounts receivable	88,503		88,503

Total current assets	14,905		169,044

Inventories	-		257,248

Property, plant and equipment
Property, plant and equipment at cost	2,370,692		2,278,801
Less accumulated depreciation	(912,833)		(677,002)

Net property, plant and equipment	1,457,859		1,601,799

Other Assets	179,852		154,852

TOTAL ASSETS	$1,652,616		$2,182,943

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$954,021		$356,514
Accounts payable-related parties	368,631		330,706
Convertible Debentures	600,000		-
Payroll liabilities	(145,583)		(89,806)
Accrued liabilities	409,918		214,417
Loans from shareholders	337,500		-

Total current liabilities	2,524,487		811,831

LONG-TERM LIABILITIES:
Long-term Notes payable-related parties	2,514,926		2,514,926

Total long-term liabilities	2,514,926		2,514,926

TOTAL LIABILITIES	5,039,413		3,326,757

Commitments and contingencies	-		-

STOCKHOLDERS' DEFICIT

	-		-
Preferred stock, $.001 par value 10,000,000 authorized, no shares issued and outstanding at June 30, 2008 and December 31, 2007

Common stock, $.001 par value 500,000,000 shares authorized, 47,079,716 and 42,373,732 issued and outstanding at June 30, 2008 and December 31, 2007 respectively	47,080		42,374
Additional paid-in-capital	1,054,391		428,709
Accumulated deficit	(4,488,268)		(1,614,897)

Total stockholders' deficit	(3,386,797)		(1,143,814)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$1,652,616		$2,182,943

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue

Sales	$271,442	$937,332	$600,960	$1,432,723
Cost of sales	290,828	1,006,272	1,385,808	1,328,836

Gross profit	(19,386)	(68,940)	(784,848)	103,887

Operational Expenses

Organizational, selling, general and administrative expenses	574,050	29,876	797,172	70,889
Professional fees	656,251	47,883	740,808	124,635
Rent and repairs and maintenance	1,454	3,100	2,054	7,838
Depreciation	119,415	67,172	235,831	125,987

Total operating expenses	1,351,170	148,031	1,775,865	329,349

Operating loss	(1,370,556)	(216,971)	(2,560,713)	(225,462)

Other income (expense)

Interest expense	(237,700)	(115,959)	(312,658)	(250,100)
Gain from previous writeoff	-	-	-	687,000

Income before income taxes	(1,608,256)	(332,930)	(2,873,371)	211,438

Income tax provision	-	-	-	-

Net income (loss) for the period	(1,608,256)	(332,930)	(2,873,371)	211,438

Basic earnings (loss) per share	$(0.04)	$(0.01)	$(0.06)	$0.01
Weighted average shares outstanding	44,934,238	34,256,144	44,934,238	34,256,144
Fully diluted earnings (loss) per share	$(0.04)	$(0.01)	$(0.06)	$0.01
Fully diluted weighted average shares outstanding	44,934,238	34,256,144	44,934,238	34,256,144

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

	Six Months Ended
	June 30,
	2008	2007
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities:

Net income	$(2,873,371)	$211,438

Adjustments to reconcile net loss to cash used by operating activities
Gain from previous write-off	-	(687,000)
Fair value of common stock issued for payment of interest expense	5,422	-
Fair value of common stock issued for services	624,966	-
Depreciation	235,831	125,987
Changes in assets and liabilities
Accounts receivable	-	(441,246)
Inventories	257,248	(391,517)
Other assets	(25,000)	750
Accounts payable	597,507	156,995
Accounts payable-related parties	37,925	-
Accrued liabilities	195,501	187,500
Payroll liabilities	(55,777)	(61,832)

Net cash used by operating activities	(999,748)	(898,925)
Investing activities:
Purchase of property and equipment	(91,891)	(486,158)

Net cash used by investing activities	(91,891)	(486,158)

Financing activities:
Loans from related parties	-	174,000
Proceeds from sale of Debentures	600,000	1,585,000
Proceeds from Shareholder loans	337,500	-
Payments on related party loans	-	(113,000)

Net cash provided by financing activities	937,500	1,646,000

Net increase/(decrease) in cash	(154,139)	260,917

Cash and cash equivalents at beginning of period	80,541	20,345

Cash and cash equivalents at end of period	$(73,598)	$281,262

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	$72,037	$59,260

Non-cash Transactions:
Fair value of common stock issued for payment of interest expense	5,422	-
Fair value of common stock options issued for services	624,966	-

	$630,388	$-

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 (unaudited)

	Common Stock
	Shares	Dollars at Par ($.001)	Paid in Cap. Dollars $	Accum Deficit		Stockholders' Equity

Balances 12/31/07	42,373,732	$42,374	$428,709	$(1,614,897	) $	(1,143,814)

Common shares issued for services	4,700,562	4,701	620,265			624,966

Common shares issued for payment of interest	5,422	5	5,417			5,422

Gain (loss) for year				(2,873,371)		(2,873,371)

Balances 06/30/2008	47,079,716	$47,080	$1,054,391	$(4,488,268	) $	(3,386,797)

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

BASIC AND DILUTED LOSS PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities only basic loss per share is presented in the accompanying financial statements. At June 30, 2008, the Company had no outstanding options, warrants and stock purchase rights that could have a future dilutive effect on the calculation of earnings per share.

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

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at June 30, 2008 and December 31, 2007 the Company had no asset retirement obligations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” which sets out the framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP. Up to now, the US GAAP hierarchy has been defined in the US auditing literature. Because of the interrelationship with the auditing literature, SFAS 162 will be effective 60 days following the SEC’s approval of the PCAOB’s amendment to their auditing standards. The adoption of SFAS 162 is not expected to have an effect on the Company’s consolidated financial statements.

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

	June 30,	December 31,
	2008	2007
In-process	$-	$257,248

Total inventories	$-	$257,248

NOTE 3—PROPERTIES, PLANT AND EQUIPMENT
Our major components of properties, plants, equipment are:

	June 30,	December 31,
	2008	2007

Office equipment	$11,127	$8,333
Lab equipment	30,494	27,782
Mill equipment	1,488,482	1,467,786
Mine - structural	359,782	334,493
Mine equipment	480,809	440,407
	2,370,692	2,278,801
Less: accumulated depreciation, depletion and amortization	912,833	677,002
Net carrying value	$1,457,859	$1,601,799

Depreciation expense was $235,831 for the six months ended June 30, 2008.

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

NOTE 4—ACCRUED EXPENSES AND ACCOUNTS PAYABLE
Accrued expenses and Accounts Payable are comprised of:

	June 30,	December 31,
	2008	2007
Accrued interest expense	$409,918	$214,417
Accounts Payable	954,021	356,514
Accounts Payable-related parties	368,631	330,706

Total Accrued expenses and Accounts Payable	$1,732,570	$901,637

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

Based on our assessment of FIN 48, we concluded that the adoption of FIN 48, as of January 1, 2007, had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. Our year-end analysis supports the same conclusion, and we do not have an accrual for uncertain tax positions as of June 30, 2008. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—CONVERTIBLE DEBENTURES

The Company had $600,000 of convertible debentures outstanding at June 30, 2008 and none at December 31, 2007. The notes bear an interest at a rate of 8% per annum. Under the convertibility terms of the notes payable, the principal, plus accrued interest, can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

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

NOTE 8—CAPITAL STOCK

Common Stock

As of June 30, 2008, the Company has 47,079,716 shares of its $0.001 par value common stock issued and outstanding.

Warrants

As of June 30, 2008 the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding		Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2007	-		-	-
Granted	916,667		-	-
Forfeited	-		-	-
Exercised		-			-
Outstanding, June 30, 2008	916,667		$0.97	$0

The fair value of the warrants is measured at the end of the reporting period with changes in fair value recognized in net income. None was recognized in the period ending June 30, 2008. The value determined for these warrants at June 30, 2008 was $672,131. Using the Black-Scholes valuation model and the market price and volatility of the Company’s shares of common stock as quoted on the OTCBB as of June 30, 2008, the value of these warrants at June 30, 2008 is determined to be zero. The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

As at June 30, 2008, the following share purchase warrants were outstanding:

Warrants Outstanding	Exercise Price	Expiration Date
500,000	$1.15	January 5, 2013
250,000	1.15	January 5, 2013
41,667	0.60	February 27, 2010
100,000	0.97	February 27, 2010
12,500	0.95	April 14, 20131
12,500	0.95	April 14, 2013
916,667

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

The Company leases space from Rendata Industrial Park, LLC and Rendata is substantially controlled by Ewald Dienhart, the company’s Chairman. For the period ended June 30, 2008 the Company accrued rent and related expenses in the amount of $78,916 and had a payable balance accrued of $90,819 at June 30, 2008.

The Company had an agreement with HPUs, LLC, whose Managing Member Patrick Engel, is related to the Company’s Chairman, effective November 30, 2007 to provide management services. The contract was for one year, automatically renewable unless terminated for a monthly amount of $9,500. The Company had a payable balance accrued of $70,244 at June 30, 2008.

The company owed $69,683 to Ewald J. Dienhart for short term advances at June 30, 2008.

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

Benton Mine

Dutch Gold Resources, Inc. has leased the Benton Mine consisting of 24 gold mining claims on 480 acres; which are all in good standing including eight patented claims and 16 claims located on US Forest Service Land. Dutch Gold also owns the adjacent Gold Bug Mine on 110 acres with 5.5patented claims. Dutch Gold Resources, Inc. acquired these interests in a share exchange agreement with Dutch Mining, LLC. The mines are located near Grants Pass, OR. The Benton Mine was the largest gold mine in southwest Oregon during the late 1930’s. It was founded in 1893 and was the largest underground mine in Oregon. The Benton mine is an advanced stage development and production project with a substantial investment already made in recent exploration and development that has started delivering gold concentrate in 2007. Dutch Gold recently completed the construction and fine-tuning of its ore mill. This is the only permitted, commercial scale gold mill in Oregon.

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

Results of Operations

Three Months ended June 30, 2008 and 2007

During the three-month period ended June 30, 2008 the Company incurred operating expense of $1,351,170 and interest expenses of $237,700 as compared to operating expenses of $148,031 and interest expense of $148,031 for the period ended June 30, 2007.  The Company's net loss during the three-month period ended June 30, 2008 was $1,608,256 as compared to a net loss of $332,930 during the three-month period ended June 30, 2007.

The increase in loss from operations for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007 is primarily attributable to reduction in mining activities on the Benton Mine due to restricted capital available to fund the business as a result of the weakness in capital markets.

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

As of June 30, 2008, we had a cash overdraft balance of $(73,598). We estimate that, based upon our current business, we will require up to $4,000,000 over the next two years.  However, the Company cannot properly anticipate the capital expenditures and working capital needed in connection with the operations. Due to difficulties in the capital markets as a result of the credit crisis that began with the liquidation of Bear Stearns, inc., the Company has taken steps to reduce its cash requirements, resulting in a furlough of the mining operations personnel, and a temporary halt to production in the Benton Mine.

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

Reports on Form 8-K. During the fiscal quarter ended June 30, 2008, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Financial Officer

Date:  March 16, 2010