Form 10-Q
period 2009-06-30
Dutch Gold Resources Inc
filed 2010-03-17
CIK 928375

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 2009

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number:   333-72163

DUTCH GOLD RESOURCES, INC.
(FORMERLY SMALL TOWN RADIO, INC.- Exact name of small business issuer as specified in its charter)

Nevada	58-2550089
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes ☐                                No ☒
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at June 30, 2009
Common Stock, par value $0.001 per share	84,979,042

Transitional Small Business Disclosure Format:       Yes ☐         No ☒

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)

FINANCIAL STATEMENTS

As of June 30, 2009 (unaudited) and December 31, 2008

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED BALANCE SHEETS
As of JUNE 30, 2009 and DECEMBER 31, 2008

	June 30,	December 31,
	2009	2008
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,453	$(1,063)
Prepaid expenses and other current assets	1,602,548	-

Total current assets	1,611,001	(1,063)

Property, plant and equipment
Property, plant and equipment at cost	2,398,776	2,398,776
Less accumulated depreciation	(1,392,375)	(1,152,497)

Net property, plant and equipment	1,006,401	1,246,279

Other Assets	179,852	179,852

TOTAL ASSETS	$2,797,254	$1,425,068

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,048,275	$1,217,256
Accounts payable-related parties	222,613	222,613
Convertible Debentures	-	525,000
Payroll liabilities	(99,373)	(99,373)
Accrued liabilities	543,173	420,415
Loans from shareholders	494,198	453,072

Total current liabilities	3,208,886	2,738,983

LONG-TERM LIABILITIES:
Long-term Notes payable-related parties	2,514,926	2,514,926

Total long-term liabilities	2,514,926	2,514,926

TOTAL LIABILITIES	5,723,812	5,253,909

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value 10,000,000 authorized, no shares issued and outstanding at June 1 30, 2009 and December 31, 2008

Common stock, $.001 par value 500,000, 000 shares authorized, 84,979,042 and 52,985,409 1 issued and outstanding at June 30, 2009 and December 31, 2008 respectively	84,979	52,985
Additional paid-in-capital	6,977,879	2,335,934
Accumulated deficit	(9,989,416)	(6,217,760)

Total stockholders' deficit	(2,926,558)	(3,828,841)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$2,797,254	$1,425,068

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Revenue
Sales	$-	$271,442	$-	$600,960
Cost of sales	-	290,828	-	1,385,808

Gross profit	-	(19,386)	-	(784,848)

Operational Expenses

Organizational, selling, general and administrative expenses	54,843	574,050	782,695	797,172
Professional fees	2,040,935	656,251	2,069,435	740,808
Rent and repairs and maintenance	1,200	1,454	2,219	2,054
Depreciation	119,939	119,415	239,878	235,831

Total operating expenses	2,216,917	1,351,170	3,094,227	1,775,865

Operating loss	(2,216,917)	(1,370,556)	(3,094,227)	(2,560,713)

Other income (expense)

Interest expense	(612,550)	(237,700)	(677,429)	(312,658)

Income before income taxes	(2,829,467)	(1,608,256)	(3,771,656)	(2,873,371)

Income tax provision	-	-	-	-

Net income (loss) for the period	(2,829,467)	(1,608,256)	(3,771,656)	(2,873,371)

Basic earnings (loss) per share	$(0.04)	$(0.04)	$(0.05)	$(0.06)
Weighted average shares outstanding	68,982,226	44,934,238	68,982,226	44,934,238
Fully diluted earnings (loss) per share	$(0.04)	$(0.04)	$(0.05)	$(0.06)
Fully diluted weighted average shares outstanding	68,982,226	44,934,238	68,982,226	44,934,238

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

	Six Months Ended September 30,
	2009	2008

Cash provided by (used in):
Operating activities:
Net income	$(3,771,656)	$(2,691,588)

Adjustments to reconcile net loss to cash used by operating activities
Fair value of common stock issued for payment of interest expense	554,656	32,677
Fair value of common stock issued for services	3,544,282	215,927
Depreciation	239,878	235,831
Changes in assets and liabilities
Prepaid expenses and other current assets	(1,602,548)	-
Inventories	-	257,248
Other assets	-	(25,000)
Accounts payable	831,020	597,507
Accounts payable-related parties	-	37,925
Accrued liabilities	122,758	195,502
Payroll liabilities	-	(55,777)

Net cash used by operating activities	(81,610)	(1,199,748)
Investing activities:
Purchase of property and equipment	-	(91,891)

Net cash used by investing activities	-	(91,891)

Financing activities:
Proceeds from sale of Debentures	-	600,000
Proceeds from sale of common stock, net	50,000	200,000
Proceeds from Shareholder loans	41,126	337,500

Net cash provided by financing activities	91,126	1,137,500

Net increase/(decrease) in cash	9,516	(154,139)

Cash and cash equivalents at beginning of period	(1,063)	80,541

Cash and cash equivalents at end of period	$8,453	$(73,598)

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	$-	$72,037

Non-cash Transactions:

Notes payable converted to equity	$525,000	$-
Fair value of common stock issued for payment of interest expense	554,656	32,677
Fair value of common stock options issued for services	3,544,282	215,927

	$4,623,938	$248,604

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Common	Stock
	Shares	Dollars at Par ($.001)	Paid in Cap. Dollars $	Accum Deficit	Stockholders' Equity

Balances 12/31/08	52,985,409	$52,985	$2,335,934	$(6,217,760)	$(3,828,841)

Common shares issued for cash	375,000	375	49,625		50,000

Common shares issued for services	21,698,333	21,698	3,522,584		3,544,282

Common shares issued for payment of interest	2,400,000	2,400	552,256		554,656

Common shares issued in settlement of obligation	7,520,300	7,520	517,480		525,000

Gain (loss) for year				(3,771,656)	(3,771,656)

Balances 06/30/2009	84,979,042	$84,979	$6,977,879	$(9,989,416)	$(2,926,558)

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

BASIC AND DILUTED LOSS PER SHARE
The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities only basic loss per share is presented in the accompanying financial statements. At June 30, 2009, the Company had no outstanding options, warrants and stock purchase rights that could have a future dilutive effect on the calculation of earnings per share.

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

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at June 30, 2009 and December 31, 2008 the Company had no asset retirement obligations.

RECENT ACCOUNTING PRONOUNCEMENTS
On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. Since the Company currently does not have any derivative instruments, there are no additional disclosures required.

On January 1, 2009, the company adopted guidance issued by the FASB on business combinations FAS141(R), including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. In a business combination, including business combinations achieved in stages (step acquisition), the acquirer is required to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, it requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption has not had a material impact on the company’s financial statements.

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4 “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The Company is evaluating the impact that the adoption of this standard will have on the Company's results of operations and financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments" (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company has adopted this pronouncement for the quarter ended June 30, 2009; however, since the Company has no such investments in debt or equity securities, there was no impact on the Company’s financial position or results of operations as a result of the adoption.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB SFAS No. 162”, as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is for disclosure only and will not impact our financial condition or results of operations. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has looked at subsequent events through December 31, 2009 and has included all subsequent events in Note 10 - Subsequent Events

In June 2009, the FASB issued SFAS No. 166, "Accounting For Transfers of Financial Assets -- An Amendment Of FASB Statement No. 140" ("SFAS 166"), which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its financial condition, results of operations or cash flows.

NOTE 2—PREPAID AND OTHER CURRENT ASSETS
Prepaid and Other Current Assets are comprised of:

	June 30,	December 31,
	2009	2008
Prepaid consulting fees	$1,602,548	$-

Total prepaid and other current assets	$1,602,548	$-

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—PROPERTIES, PLANT AND EQUIPMENT
Our major components of properties, plants, equipment are:

	June 30, 2009	December 31, 2008

Office equipment	$11,127	$11,127
Lab equipment	30,494	30,494
Mill equipment	1,488,482	1,488,482
Mine - structural	359,782	359,782
Mine equipment	508,891	508,892
	2,398,776	2,398,776
Less: accumulated depreciation, depletion and amortization	1,392,375	1,152,497
Net carrying value	$1,006,401	$1,246,279

Depreciation expense was $239,878 for the six months ended June 30, 2009.

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

NOTE 4—ACCRUED EXPENSES AND ACCOUNTS PAYABLE
Accrued expenses and Accounts Payable are comprised of:

	June 30,	December 31,
	2009	2008
Accrued interest expense	$543,173	$420,415
Accounts Payable	2,048,275	1,217,256
Accounts Payable-related parties	222,613	222,613
Total Accrued expenses and Accounts Payable	$2,814,061	$1,860,284

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

Based on our assessment of FIN 48, we concluded that the adoption of FIN 48, as of January 1, 2007, had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. Our year-end analysis supports the same conclusion, and we do not have an accrual for uncertain tax positions as of June 30, 2009. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 6—CONVERTIBLE DEBENTURES
The Company had no convertible debentures outstanding at June 30, 2009 and $525,000 at December 31, 2008. The notes bear an interest at a rate of 8% per annum. Under the convertibility terms of the notes payable, the principal, plus accrued interest, can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

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

NOTE 8—CAPITAL STOCK
Common Stock

As of June 30, 2009, the Company has 84,979,042 shares of its $0.001 par value common stock issued and outstanding.

Warrants

As of June 30, 2009 the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price		Aggregate Intrinsic Value

Outstanding, December 31, 2008	1,916,667	-		-
Granted	3,833,333		-		-
Forfeited	-		-		-
Exercised	-	-		-
Outstanding, June 30, 2009	5,750,000	$0.84		$0

The fair value of the warrants is measured at the end of the reporting period with changes in fair value recognized in net income. None was recognized in the period ending June 30, 2009. The value determined for these warrants at June 30, 2009 was $ $1,824,059.  Using the Black-Scholes valuation model and the market price and volatility of the Company’s shares of common stock as quoted on the OTCBB as of June 30, 2009, the value of these warrants at June 30, 2009 is determined to be zero. The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

As at June 30, 2009, the following share purchase warrants were outstanding:

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

The Company leases space from Rendata Industrial Park, LLC and Rendata is substantially controlled by Ewald Dienhart, the company’s Chairman. For the period ended June 30, 2009 the Company accrued rent and related expenses in the amount of $84,966 and had a payable balance accrued of $253,616 at June 30, 2009.

The Company had an agreement with HPUs, LLC, whose Managing Member Patrick Engel, is related to the Company’s Chairman, effective November 30, 2007 to provide management services. The contract was for one year, automatically renewable unless terminated for a monthly amount of $9,500. The Company had a payable balance accrued of $183,838 at June 30, 2009.

The company owed $69,683 to Ewald J. Dienhart for short term advances at June 30, 2009.

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

Operating Strategy

Our business strategy is to acquire and develop gold properties in North America. To achieve these goals, we intend to:

•  evaluate the Benton mine for optimization
•  upgrade the resource and mining operations at the Benton mine
•  acquire such additional projects and properties that fit the company’s acquisition profile

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

Results of Operations

Three Months ended June 30, 2009 and 2008

During the three-month period ended June 30, 2009 the Company incurred operating expenses of $2,216,917 and interest expenses of $612,550 as compared to operating expenses of $1,351,170 and interest expenses of $237,700 for the period ended June 30, 2008.  The Company's net loss during the three-month period ended June 30, 2009 was $2,829,467 as compared to a net loss of $1,608,256 during the three-month period ended June 30, 2008.

The decrease in income from operations for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008 is primarily attributable to reduction in mining activities on the Benton Mine due to a reduction in mining activities due to restricted capital available to fund the business as a result of the weakness in capital markets.

Nine Months ended June 30, 2009 and 2008

During the nine-month period ended June 30, 2009 the Company incurred operating expenses of $3,094,227 and interest expenses of $677,429 as compared to operating expenses of $1,775,865 and interest expenses of $312,658 for the period ended June 30, 2008.  The Company's net loss during the nine-month period ended June 30, 2009 was $3,771,656 as compared to a net loss of $2,873,371 during the nine-month period ended June 30, 2008.

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

As of June 30, 2009, we had a cash balance of $8,453. We estimate that, based upon our current business, we will require up to $4,000,000 over the next two years.  However, the Company cannot properly anticipate the capital expenditures and working capital needed in connection with the operations. Due to difficulties in the capital markets as a result of the credit crisis that began with the liquidation of Bear Stearns, inc., the Company has taken steps to reduce its cash requirements, resulting in a furlough of the mining operations personnel, and a temporary halt to production in the Benton Mine.

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

Reports on Form 8-K. During the fiscal quarter ended June 30, 2009, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Financial Officer

Date:  March 17, 2010