Form 10-K
period 2009-12-31
Dutch Gold Resources Inc
filed 2010-04-15
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-30805

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
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer's revenues for the most recent fiscal year was $0.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of April 15, 2010, was $18,514,780.

The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of April 15, 2010 was 115,717,375.

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

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING RESOURCE AND RESERVE ESTIMATES

The mineral estimates in this Annual Report on Form 10-K have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws.  The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) - CIM Definition Standards on Mineral Resources and Mineral Reserves , adopted by the CIM Council, as amended. These definitions differ from the definitions in United States Securities and Exchange Commission (“SEC”) Industry Guide 7 under the United States Securities Act of 1993, as amended (the “Securities Act”).  Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

Reclamation:
The process by which lands disturbed as a result of mining activity are modified to support beneficial land use .  Reclamation activity may include the removal of buildings, equipment, machinery and other physical remnants of mining, closure of tailings storage facilities, leach pads and other mine features, and contouring, covering and re-vegetation of waste rock and other disturbed areas.

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

Overview

Dutch Gold Resources, Inc. is a junior gold miner focused on developing its existing mining properties in North America and acquiring and developing new mines that can enter into production in 12 to 24 months. The Company’s mission is to become a recognized gold producer within two years. A key to this plan is the acquisition of late stage exploration and development projects that can be quickly advanced to production.  Our objective is to focus on low-risk and proven reserves that will be economical and profitable for its shareholders.

Southern Oregon Operations

The Company maintains two mining projects and a milling operation near Grants Pass, in southern Oregon.

Mill

The milling operating at Grants Pass, Oregon has capacity to produce 330 tons/day and the company is seeking mining partners to increase the utilization of this mill.

Gold Bug Mine

The Company owns the Gold Bug mine at Silver State, Silver Dollar, Oregonian, Bimetallist and US Lode Claims in Joseph County, Oregon.  Gold Bug had gold production until 1942, when mining ceased as a result of World War II.  Historic production and current geochemical studies indicate the presence of minerals associated with gold formations.  The Company intends to permit the Gold Bug Mine after completing a thorough and diligent study to assess the economic potential of the properties.

Benton Mine

The Company has had a lease, which is under dispute for the Benton Mine.  The mine is currently in Care and Maintenance mode. There are disagreements with the owners of Benton Mine and Dutch Mining LLC as to the amount of royalties due to the lessor.  Dutch Mining LLC does not and will not operate under the aforementioned lease until a reclamation plan is completed and a full commercial permit is obtained.  The Company produced and sold gold ore in 2007 and 2008, selling gold concentrates to a domestic buyer and to an international buyer.  The Company has not produced or sold any gold from the Benton Mine since 2008.

Employee relations

As of December 31, 2009, we had 3 employees.

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

During 2009, there were no material environmental incidents or material non-compliance with any applicable environmental regulations. We estimate that we will not incur material capital expenditures for environmental control facilities during the current fiscal year.

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
The following table presents the high, low and average afternoon fixed prices in U.S. dollars for gold per ounce on the London Bullion Market over the past five years:

Year	High	Low	Average
2004	454	375	410
2005	537	411	445
2006	725	525	603
2007	841	608	695
2008	1,011	713	872
2009	1,146	810	978

Seasonality

Seasonality is not a material factor to the Company for its projects.  Certain surface exploration work may need to be conducted when there is no snow but it is not a significant issue for the Company.

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

Employees.

The Company employed three employees as of December 31, 2009.

Item 1A.  Risk Factors.

RISK FACTORS

Our independent auditors have expressed doubt about our ability to continue as a going concern.

Our independent public accountants have expressed doubt about our ability to continue as a going concern in their report on our December 31, 2009 and December 31, 2008 financial statements. Our independent public accountants have advised us that our continuance as a going concern is dependent upon our ability to raise capital. There is no assurance that we will be able to raise sufficient capital or generate sufficient cash from operations to continue as a going concern.

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

We are dependent upon our key personnel, we may be unable to successfully execute our business plan; because we currently only have one employee, he may be unable to successfully manage the business.

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

Item 2. Description of Property.

We currently lease approximately 160 square feet of space in Atlanta, Georgia for our corporate office and operations on a month-to-month basis. Our monthly rental charge for these offices is approximately $2,000 per month. We believe that these offices generally are adequate for our current needs and our needs in the immediate future.

The company’s operating offices are based in Grants Pass, Oregon.  The Company maintains administrative offices, its milling operations and equipment garage for equipment used in the production of gold.

The Company has interests in two mines in Southern Oregon.  The Company operated the Benton Mine with operations that ceased in 2008.  The Company owns the nearby Gold Bug Mine, which was last operated in 1941.

Item 3. Legal Proceedings.

From time to time, we are involved in claims and suits that arise in the ordinary course of our business. Although management currently believes that resolving any such claims against us will not have a material adverse impact on our business, financial position or results of operations, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. In addition to any such claims and suits, we are involved in the following legal proceedings.

On April 8, 2010, the Company was advised that the Securities and Exchange Commission is conducting an investigation in the Company in the matter identified as Dutch Gold Resources, Inc, Case No. A-03222.  In accordance with the investigation, the Company and its Chief Executive Officer, Daniel W. Hollis, received subpoenas to produce documents and testify before the Commission.  Neither the Company nor Mr. Hollis have been notified of the nature of the investigation.

We are not aware of any other pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. (Removed and Reserved).

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

Year Ended December 31, 2009	High Bid	Low Bid

Fourth Quarter	$0.17	$0.11
Third Quarter	$0.28	$0.13
Second Quarter	$0.48	$0.13
First Quarter	$0.29	$0.09

Year Ended December 31, 2008	High Bid	Low Bid

Fourth Quarter	$0.53	$0.06
Third Quarter	$0.95	$0.36
Second Quarter	$1.10	$0.71
First Quarter	$1.19	$0.75

(b) Holders

As of December 31, 2009, we had 1,228 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the last three fiscal years ended December 31, 2009, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.  No underwriting or other compensation was paid in connection with these transactions.

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

Item 6.  Selected Financial Data.

Not required for smaller reporting companies.

Item 7.  Management's Discussion and Analysis of Plan of Operation.

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

GOING CONCERN

In connection with their audit report on our consolidated financial statements as of December 31, 2009, Gruber & Company, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

We have explored, and continue to explore, all avenues possible to raise the funds required. We have limited revenue-producing activity. We also need capital to fund overhead and administrative costs as well as transaction expenses. At December 31, 2009, accounts payable to vendors totaled $1,312,177.  At December 31, 2009, our cash requirement was approximately $50,000 per month. We have met our operating costs to date through the sale of gold, equity and debt financing from our shareholders and other investors; however, there can be no assurance that our shareholders and other investors will be able or willing to make additional investments in the future to fund continued operations.

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

Cash Flow

For the twelve months ended December 31, 2009, operations used $932,168 of cash. Financing activities provided $959,076 during the period and consisted mainly of proceeds from sale of common stock and issuance of convertible debentures. We expect to continue to have operating cash flow deficiencies for the near term.

Liquidity and Capital Resources

We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of debt. With limited liquid assets and depreciating fixed assets the availability of funds from traditional sources of debt will be limited, and we cannot assure you that there will be a source of funds in the future.

As of December 31, 2009, we had a cash balance of $25,845. We estimate that, based upon our current business, we will require up to $4,000,000 over the next two years. The estimated funding required for the first year of our business is $2,000,000.   Due to difficulties in the capital markets as a result of the credit crisis that began with the liquidation of Bear Stearns, inc., the Company has taken steps to reduce its cash requirements, resulting in a furlough of the mining operations personnel, and a halt to production in the Benton Mine.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009 AND THE YEAR ENDED DECEMBER 31, 2009

The operating loss for the twelve months ended December 31, 2009 was $9,219,374, an increase of $5,078,647 over the year ended December 31, 2008.  A substantial portion ($7.8 million) of the operating expenses incurred during the twelve months ending 31 December 2009 represent non-cash charges relating to the issuance of shares for professional services.  Revenue for the twelve months ended December 31, 2009 was $0 as compared to $628,669 for the year ended December 31, 2008.  Interest expense and financing costs for the twelve months ended December 31, 2009 were $1,252,175 as compared to $616,740 for the twelve months ended December 31, 2008.  The total loss for the twelve months ended December 31, 2009 was $10,415,229 as compared to $4,602,863 for the twelve months ended December 31, 2008.

Off-Balance Sheet Arrangements

The Company was not involved in any significant off-balance sheet arrangement during the period ended December 31, 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 8. Financial Statements.

The consolidated financial statements of the Company, together with the reports thereon of Gruber & Company, independent accountants, are set forth on the pages of this Annual Report on Form 10-K indicated below.

This Form 10-K contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, us. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different form any future results, performance, or achievements expressed or implied by such forward-looking statements.

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)

FINANCIAL STATEMENTS

As of December 31, 2009 and December 31, 2008

with

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Dutch Gold Resources, Inc.

We have audited the accompanying consolidated balance sheets of Dutch Gold Resources, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2009. Dutch Gold Resources’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dutch Gold Resources, Inc.  as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

//Gruber & Company, LLC
Gruber & Company, LLC

Lake Saint Louis, Missouri
April 8, 2010

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED BALANCE SHEETS
As of DECEMBER 31, 2009 and DECEMBER 31, 2008

	December 31,
	2009	2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,845	$(1,063)
Oher current assets	269,919	-

Total current assets	295,764	(1,063)

Property, plant and equipment
Property, plant and equipment at cost	2,398,776	2,398,776
Less accumulated depreciation	(1,632,253)	(1,152,497)

Net property, plant and equipment	766,523	1,246,279

Other Assets	179,852	179,852

TOTAL ASSETS	$1,242,139	$1,425,068

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,312,177	$1,217,256
Accounts payable-related parties	141,391	222,613
Convertible Debentures	-	525,000
Payroll liabilities	558,686	(99,373)
Accrued liabilities	648,856	420,415
Loans from shareholders	360,000	453,072

Total current liabilities	3,021,110	2,738,983

LONG-TERM LIABILITIES:
Long-term Notes payable-related parties	2,514,926	2,514,926

Total long-term liabilities	2,514,926	2,514,926

TOTAL LIABILITIES	5,536,036	5,253,909

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value 10,000,000 authorized, no shares issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Common stock, $.001 par value 500,000,000 shares authorized, 115,717,375 and 52,985,409 issued and outstanding at December 31, 2009 and December 31, 2008 respectively	115,717	52,985
Additional paid-in-capital	12,223,375	2,335,934
Accumulated deficit	(16,632,989)	(6,217,760)

Total stockholders' deficit	(4,293,897)	(3,828,841)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$1,242,139	$1,425,068

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

	December 31,
	2009	2008

Revenue

Sales	$-	$628,669
Cost of sales	-	2,084,135

Gross profit	-	(1,455,466)

Operational Expenses

Organizational, selling, general and administrative expenses	1,003,134	547,324
Professional fees	7,734,042	1,654,541
Rent and repairs and maintenance	2,442	7,901
Depreciation	479,756	475,495

Total operating expenses	9,219,374	2,685,261

Operating loss	(9,219,374)	(4,140,727)

Other income (expense)

Interest expense	(1,252,175)	(616,740)
Gain from extinguishment of debt	56,320	154,604

Income before income taxes	(10,415,229)	(4,602,863)

Income tax provision	-	-

Net income (loss) for the period	(10,415,229)	(4,602,863)

Basic earnings (loss) per share	$(0.12)	$(0.10)
Weighted average shares outstanding	87,408,634	47,830,490
Fully diluted earnings (loss) per share	$(0.12)	$(0.10)
Fully diluted weighted average shares outstanding	87,408,634	47,830,490

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

	Year Ended December 31,
	2009	2008

Cash provided by (used in):
Operating activities:

Net income	$(10,415,229)	$(4,602,863)
Adjustments to reconcile net loss to cash used by operating activities
Debenture legal and other fees	-	(168,386)
Gain from extinguishment of debt	56,320	154,604
Fair value of common stock issued for payment of interest expense	1,010,656	290,644
Fair value of common stock issued for services	7,362,369	460,588
Depreciation	479,756	475,495
Changes in assets and liabilities
Accounts receivable	-	88,503
Other current assets	(269,919)	-
Inventories	-	257,248
Other assets	-	(25,000)
Accounts payable	38,601	856,328
Accounts payable-related parties	(81,222)	(108,093)
Accrued liabilities	228,441	205,998
Payroll liabilities	658,059	(9,567)

Net cash used by operating activities	(932,168)	(2,124,501)
Investing activities:
Purchase of property and equipment	-	(119,975)

Net cash used by investing activities	-	(119,975)

Financing activities:
Proceeds from sale of Debentures	-	693,385
Proceeds from sale of common stock, net	1,052,148	1,016,414
Proceeds from Shareholder loans	-	453,073
Payments on Shareholder loans	(93,072)	-

Net cash provided by financing activities	959,076	2,162,872

Net increase/(decrease) in cash	26,908	(81,604)

Cash and cash equivalents at beginning of period	(1,063)	80,541

Cash and cash equivalents at end of period	$25,845	$(1,063)

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	$6,000	$102,912

Non-cash Transactions:
Notes payable converted to equity	$525,000	$150,190
Fair value of common stock issued for payment of interest expense	1,010,656	290,644
Fair value of common stock options issued for services	7,362,369	460,588

	$8,898,025	$901,422

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

	Common Stock
	Shares	Dollars at Par ($.001)	Paid in Cap. Dollars $	Accum Deficit	Stockholders' Equity

Balances 12/31/07	42,373,732	$42,374	$428,709	$(1,614,897)	$(1,143,814)
					-
Common shares issued for cash	4,413,859	4,414	1,012,000		1,016,414
					-
Common shares issued for services	3,468,334	3,468	457,120		460,588
					-
Common shares issued in lieu of payment	1,287,333	1,287	148,903		150,190
					-
Common shares issued for payment of interest	1,442,151	1,442	289,202		290,644
					-
Gain (loss) for year				(4,602,863)	(4,602,863)

Balances 12/31/08	52,985,409	$52,985	$2,335,934	$(6,217,760)	$(3,828,841)

Common shares issued for cash	978,000	978	1,051,170		1,052,148

Common shares issued for services	49,433,666	49,434	7,312,935		7,362,369

Common shares issued in lieu of payment	7,520,300	7,520	517,480		525,000

Common shares issued for payment of interest	4,800,000	4,800	1,005,856		1,010,656

Gain (loss) for year				(10,415,229)	(10,415,229)

Balances 12/31/09	115,717,375	$115,717	$12,223,375	$(16,632,989)	$(4,293,897)

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Dutch Gold Resources, Inc. is a junior gold miner focused on developing its existing mining properties in North America and acquiring and developing new mines that can enter into production in 12 to 24 months. The Company’s mission is to become a recognized gold producer within two years. A key to this plan is the acquisition of late stage exploration and development projects that can be quickly advanced to production.  Our objective is to focus on low-risk and proven reserves that will be economical and profitable for its shareholders.

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

CASH, CASH EQUIVALENTS and FINANCIAL INSTRUMENTS

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
The Company issued stock for payment of professional fees and this stock issuance was expensed based on the market value of the stock on the date granted.

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

The Company computes net income (loss) per share in accordance with FASB ASC 260. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the “as if converted” basis. At December 31, 2009, the Company had outstanding options, warrants and stock purchase rights to purchase a total of 7,777,500 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

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

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at December 31, 2009 and December 31, 2008 the Company had no asset retirement obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) (formerly issued as Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB SFAS No. 162), as the single source of authoritative nongovernmental U.S. GAAP launched on July 1, 2009.  The ASC does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the ASC will be considered no authoritative. The ASC is effective for interim and annual periods ending after September 15, 2009. The ASC is for disclosure only and will not impact our financial condition or results of operations.  The Company has adopted this pronouncement effective as of September 30, 2009. The adoption of this ASC had no impact on our financial reporting process.

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

On January 1, 2009, the company adopted guidance issued by the FASB on business combinations ASC 805 including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. In a business combination, including business combinations achieved in stages (step acquisition), the acquirer is required to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, it requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption has not had a material impact on the company’s financial statements.

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

In May 2009, the FASB issued, "Subsequent Events ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has looked at subsequent events through February 10, 2010 and has included all subsequent events in Note 13 - Subsequent Events.

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

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the FASB issued "Amendments to FASB Interpretation No. 46 (RASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact ASC 810-10 will have on its financial condition, results of operations or cash flows.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

In January 2010, FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements ("ASU 2010-6"). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated results of operations or financial position.

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 1, 2010. The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company's consolidated results of operations or financial position.

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated results of operations or financial position.

In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of ASU 2009-16 to have a material impact on its consolidated results of operations or financial position.
In August 2009, FASB issued ASU 2009-4 Accounting for Redeemable Equity Instruments—an Amendment to Section 480-10-S99 ("ASU 2009-4"). ASU 2009-4 represents a Securities and Exchange Commission ("SEC") update to Section 480-10-S99, Distinguishing Liabilities from Equity. The adoption of guidance within ASU 2009-4 did not have an impact on the Company's consolidated results of operations or financial position.

FASB ASC Topi 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees.

The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient.

The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009.  The adoption of this standard had no effect on the Company’s financial reporting.

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—OTHER CURRENT ASSETS

Other Current Assets are comprised of:

	December 31,
	2009	2008
Advances to Aultra Gold, Inc.	$269,919	$-

Total Other Current Assets	$269,919	$-

NOTE 3—PROPERTIES, PLANT AND EQUIPMENT

Our major components of properties, plants, equipment are:

	December 31,
	2009	2008

Office equipment	$11,127	$11,127
Lab equipment	30,494	30,494
Mill equipment	1,488,482	1,488,482
Mine - structural	359,782	359,782
Mine equipment	508,891	508,892
	2,398,776	2,398,776
Less: accumulated depreciation, depletion and amortization	1,632,253	1,152,497
Net carrying value	$766,523	$1,246,279

Depreciation expense was $479,756 for the year ended December 31, 2009.

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

NOTE 4—ACCRUED EXPENSES AND ACCOUNTS PAYABLE

Accrued expenses and Accounts Payable are comprised of:

	December 31,
	2009	2008
Accrued interest expense	$648,856	$420,415
Accounts Payable	1,312,177	1,217,256
Accounts Payable-related parties	141,391	222,613
Total Accrued expenses and Accounts Payable	$2,102,424	$1,860,284

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

The Company had no net operating loss carryforward to offset future taxable income at the Parent.

The Company’s subsidiary, Dutch Mining LLC, holds a valuation allowance at December 31, 2009 of $10,415,229 and was increased by $5,813,166 during the year. The valuation allowance at December 31, 2008 was $4,602,063. During the current year, the increase in the valuation allowance was due to additional losses incurred by the Company. We consider the valuation allowance for the Company’s subsidiary necessary and appropriate in light of the Company's history of recurring losses.

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

Based on our assessment of FIN 48, we concluded that the adoption of FIN 48, as of January 1, 2007, had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. Our year-end analysis supports the same conclusion, and we do not have an accrual for uncertain tax positions as of December 31, 2009. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 6—CONVERTIBLE DEBENTURES

The Company had no convertible debentures outstanding at December 31, 2009 and $525,000 at December 31, 2008. The notes bear an interest at a rate of 8% per annum. Under the convertibility terms of the notes payable, the principal, plus accrued interest, can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

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

NOTE 8—CAPITAL STOCK

Common Stock

As of December 31, 2009, the Company has 115,717,375 shares of its $0.001 par value common stock issued and outstanding.

Warrants

As of December 31, 2009 the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2008	1,916,667	-	-
Granted	5,860,833	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding. December 31, 2009	7,777,500	$0.56	$0

The fair value of the warrants is measured at the end of the reporting period with changes in fair value recognized in net income. None were recognized in the period ending December 31, 2009. The value determined for these warrants at December 31, 2009 was $1,544,946.  Using the Black-Scholes valuation model and the market price and volatility of the Company’s shares of common stock as quoted on the OTCBB as of December 31, 2009, the value of these warrants at December 31, 2009 is determined to be zero.  The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As at December 31, 2009, the following share purchase warrants were outstanding:

Warrants Outstanding	Exercise Price	Expiration Date
500,000	$1.15	January 5, 2013
250,000	1.15	January 5, 2013
41,667	0.60	February 27, 2010
100,000	0.97	February 27, 2010
12,500	0.95	April 14, 2013
12,500	0.95	April 14, 2013
233,333	1.00	September 4, 2010
166,667	1.00	September 4, 2010
3,333,333	0.50	March 12, 2011
62,500	0.50	June 9, 2012
437,500	0.50	June 9, 2012
125,000	0.30	October 5, 2012
50,000	0.30	October 21, 2012
62,500	0.30	November 16, 2012
500,000	0.30	November 18, 2012
100,000	0.30	November 18, 2012
75,000	0.30	November 24, 2012
75,000	0.30	November 29, 2012
125,000	0.30	December 4, 2012
625,000	0.30	December 9, 2014
90,000	0.30	December 9, 2012
100,000	0.30	December 16, 2012
50,000	0.30	December 16, 2012
50,000	0.50	December 16, 2012

7,777,500

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—RELATED PARTY TRANSACTIONS

The Company assumed a note issued by Dutch Mining, LLC in the amount of $1,214,916 to Embassy International, LLC, and Florida limited liability company controlled by the family of the former Chairman of the Board, Ewald Dienhart. This is a demand note with $900,000 secured by the mill equipment at an interest rate of 6% and the balance unsecured with a 0% interest rate.  The parties have agreed not to demand the loans through December 31, 2012 therefore the loans are recorded as long-term liabilities

The Company assumed notes issued by Dutch Mining, LLC in the amount of $250K to Gabriela Dienhart-Engel, who is the daughter of the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%.  The note is partially secured by the title to the Gold Bug Mine, and may be converted into shares of the Company.  The related parties have agreed not to demand the loans through December 31, 2012 therefore the loans are recorded as long-term liabilities

The Company assumed notes issued by Dutch Mining, LLC in the amount of $100,000 to CD TBE, LLC, a Company related to the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%.  The note is partially secured by the Gold Bug mine and certain equipment used by the Company, and may be converted into shares of the Company.  The related parties have agreed not to demand the loans through December 31, 2012 therefore the loans are recorded as long-term liabilities.

The Company assumed a note issued by Dutch Mining LLC in the amount of $950,000 to Josef Bauer for working capital.  The note is guaranteed by Ewald Dienhart and carries an interest rate of 8.0%.  The related parties have agreed not to demand the loans through December 31, 2012 therefore the loans are recorded as long-term liabilities.

The Company leases space from Rendata Industrial Park, LLC a related party to Ewald Dienhart, the company’s former Chairman.  For the period ended December 31, 2009 the Company accrued rent and related expenses in the amount of $142,380 and had a payable balance accrued of $3111, 775 at December 31, 2009.

The Company had an agreement with HPUs, LLC, whose Managing Member Patrick Engel, is related to the Company’s former Chairman, effective November 30, 2007 to provide management services. The contract was for one year, automatically renewable unless terminated for a monthly amount of $9,500.  The Company had a payable balance accrued of $2,221,838 at December 31, 2009.

The company owed $69,683 to C D TBE Family, LLC. for short term advances at December 31, 2009.

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

The minimum annual lease payments for the next three years prior to renewal consideration are as follows:

2010	132,900
2011	132,900
2012	132,900

Total	$398,700

NOTE 12 – SUBSEQUENT EVENTS

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

In January 2010, the Company announced that an independent consulting geologist conducted an NI 43-101 compliant report, indicating the mineral resource at the Basin Gulch property was sizeable. That report is available as a Form 8K at www.sec.gov and on the Company website, www.dutchgold.com

NOTE 13 – MINING LEASE AND OPTION TO PURCHASE

In 1996, the Company entered into a lease agreement for the Benton Mine, the agreement provides for a monthly minimum advance royalty payment of $5,000. The production royalty provides that the lessor pay 4% of the value of ores, minerals, metals, bullion and mineral products derived from the property to the lessee. In addition, lessee will pay 1% of the value of ores, minerals, metals, bullion and mineral products derived within one mile of the leased property.   This lease was last amended January 25, 2006.  The Company has had an option to acquire the Benton Mine for $10 million.  The Company is currently working on a reclamation plan for the Benton Mine and may apply for a commercial mining permit when completed. There are disagreements with the owners of Benton Mine and Dutch Mining LLC as to the amount of royalties due to the lessor. Dutch Mining LLC does not and will not operate under the aforementioned lease until a reclamation plan is completed and a full commercial permit is obtained.  At such time, the Benton Mine, Inc. and the Company will have to agree on new terms of the lease, resolving any and all disputed amounts.

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1995, the Company purchased the mining property known as Mineral Lot no. 351 final certificate No. 83 consisting of the Gold Bug, Silver State, Silver Dollar, Oregonian, Bimetallist and US Lode Claims in Joseph County, Oregon.  These claims are collectively referred to as the Gold Bug, which had gold production until 1942, when mining ceased as a result of World War II.  Historic production and current geochemical studies indicate the presence of minerals associated with gold formations.  The Company intends to permit the Gold Bug Mine after completing a thorough and diligent study to assess the economic potential of the properties.  The ore grade and composition can be processed at the Company’s mill in Grants Pass, OR.  The Company intends to utilize the mill to process compatible ores, when DGRI is not producing ore.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Previous Independent Registered Public Accounting Firm.

A.  February 1, 2010, the Company dismissed its independent registered public accounting firm, Dejoya Griffith & Company, LLC. (“DGC”).

B.  DGC did not complete an audit of the Company’s financial statements or file a report that contained an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than going concern.

C.  The decision to change accountants was approved by the Company's board of directors on February 1, 2010, and on such date Gruber & Company, LLC (“Gruber”) was engaged as the Company's new independent registered public accountants. The Company did not consult Gruber regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event in connection with its report on the Company’s financial statements.

D.  During the Company's two most recent fiscal years and the subsequent interim period through February 1, 2010, the date of dismissal, there were no disagreements with DGC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of DGC, would have caused it to make reference to the matter in connection with its reports. There were no "reportable events" in connection with its report on the Company’s financial statements.

E.  The Company has made the contents of its Form 8-K available to DGC and requested it to furnish a letter to the Commission as to whether DGC agrees or disagrees with, or wishes to clarify the Company's expression of their views. A copy of DGC letter is filed as Exhibit 16.1 to the Form 8-K.

New Independent Registered Public Accounting Firm.

The Registrant has engaged Gruber as its new independent certified public accounting firm to audit the Registrant’s financial statements December 31, 2009. Prior to such engagement, the Registrant did not consult such firm on any of the matters referenced in Item 302(a)(2) of Regulation S-K during the two most recent years or any subsequent interim period prior to engaging Gruber.

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

Item 9B.  Other Information

Subsequent Events

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

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served a such:

Name (1)	Age	Title

Daniel W. Hollis	58	Chief Executive Officer, Director

Lance Rosmarin	46	Secretary, Director

Daniel W. Hollis, Director and CEO, Age 58

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

Lance Rosmarin, Secretary and Director, Age 46

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

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

The table below shows the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the twelve months ended December 31, 2009 to the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the twelve months ended December 31, 2009 (our "named executive officers"):

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Daniel W. Hollis, Chief	2009	$96,000	-	-	-	-	96,000
Executive Officer and	2008	$60,000	-	-	-	-	60,000
Director	2007

Ewald Dienhart,	2009	$-	-	-	-	-	--
Chairman	2008	$-	-	-	-	-	-
	2007	-	-	-	-	-	-

Wilhwelm Debor	2009	$-	-	-	-	-	-
Director	2008	$-	-	-	-	-	-
	2007	-	-	-	-	-	-

Lance Rosmarin,	2009	$-	-	-	-	-	-
Secretary and Director	2008	$-	-	-	-	-	-
	2007	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2009.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Daniel W. Hollis, Chief Executive Officer and Director	—	—	$—	—	—	—	—	—

Ewald Dinehart, Chairman	—	—	$—	—	—	—	—	—

Lance Rosemarin, Secretary and Director	—	—	$—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below shows the amount of common stock of the Company beneficially owned as of December 31, 2009 by each of the following:

Name and Address (1)	Beneficial Ownership (2)	Percentage of Class
Ewald J. Dienhart, Embassy Group, 1911 Embassy Drive, West Palm Beach, FL 33401	17,800,000	15.5%
C&H Capital, Inc. 2020 Stone Meadow Way, Cumming GA, 30041	7,415,800	4.8%
Thor Enterprises International Inc., 551 Fifth Ave., New York NY 10017	6,082,975	5.3%
Daniel W. Hollis, 3500 Lenox Rd, Suite 1500, Atlanta GA 30326	9,000,000	7.8%
Brenda Cooke, 6430 Cobble Lane, Harrison, TN, 37341	6,630,000	5.8%

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

(2) Shares of common stock that a person has the right to acquire within 60 days of December 31, 2009 are deemed outstanding for computing the percentage ownership of the person having the right to acquire such shares, but are not deemed outstanding for computing the percentage ownership of any other person.

(3) As of December 31, 2009, there were 115,717,375 shares of common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions.

The Company assumed a note issued by Dutch Mining, LLC in the amount of $1,214,916 to Embassy International, LLC, and Florida limited liability company controlled by the family of the former Chairman of the Board, Ewald Dienhart. This is a demand note with $900,000 secured by the mill equipment at an interest rate of 6% and the balance unsecured with a 0% interest rate.  The parties have agreed not to demand the loans through December 31, 2012 therefore the loans are recorded as long-term liabilities

The Company assumed notes issued by Dutch Mining, LLC in the amount of $250K to Gabriela Dienhart-Engel, who is the daughter of the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%.  The note is partially secured by the title to the Gold Bug Mine, and may be converted into shares of the Company.  The related parties have agreed not to demand the loans through December 31, 2012 therefore the loans are recorded as long-term liabilities

The Company assumed notes issued by Dutch Mining, LLC in the amount of $100,000 to CD TBE, LLC, a Company related to the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%.  The note is partially secured by the Gold Bug mine and certain equipment used by the Company, and may be converted into shares of the Company.  The related parties have agreed not to demand the loans through December 31, 2012 therefore the loans are recorded as long-term liabilities.

The Company assumed a note issued by Dutch Mining LLC in the amount of $950,000 to Josef Bauer for working capital.  The note is guaranteed by Ewald Dienhart and carries an interest rate of 8.0%.  The related parties have agreed not to demand the loans through December 31, 2012 therefore the loans are recorded as long-term liabilities.

The Company leases space from Rendata Industrial Park, LLC a related party to Ewald Dienhart, the company’s former Chairman.  For the period ended December 31, 2009 the Company accrued rent and related expenses in the amount of $142,380 and had a payable balance accrued of $3111, 775 at December 31, 2009.

The Company had an agreement with HPUs, LLC, whose Managing Member Patrick Engel, is related to the Company’s former Chairman, effective November 30, 2007 to provide management services. The contract was for one year, automatically renewable unless terminated for a monthly amount of $9,500.  The Company had a payable balance accrued of $2,221,838 at December 31, 2009.

The company owed $69,683 to C D TBE Family, LLC. for short term advances at December 31, 2009.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees paid or accrued by the Company for the audit and other services provided for the twelve months ended December 31, 2008 and fiscal 2007.

	2009	2008

Audit fees (1)	$5,000	$2,250
Audit-related fees	$0	$0
Tax fees (2)	$1,000	$1,000
All other fees	$750	$750

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

Item 15. Exhibits, List and Reports on Form 8-K.

(a) Exhibits. Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of this Annual Report on Form 10-KSB.

(b) Reports on Form 8-K. During the last twelve months ended December 31, 2008, the Company filed the following Current Reports on Form 8-K:

July 10, 2008 – The Company dismissed its independent registered public accounting firm, Ronald R. Chadwick, P.C. (“Chadwick”).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer, Chief Financial Officer (principal executive and accounting officer)

Date: April 15, 2010

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

10.5	Letter of Intent with Dutch Mining, LLC.
10.6	Share Exchange Agreement with Dutch Mining, LLC, dated May 23, 2006, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated January 25, 2007.
16.1
Letter of BKD, LLP dated September 10, 2002, pursuant to Item 304(a)(3) of Regulation S-B, regarding change of certifying accountant, incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated September 3, 2002.

21.1	List of Subsidiaries.
31.1*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated April 15, 2010, executed by Daniel W. Hollis, Chairman of the Board and Chief Executive and Financial Officer of the Company.

32.1*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated April 15, 2010, executed by Daniel W. Hollis, Chairman of the Board and Chief Executive and Financial Officer of the Company.

*  Filed herewith.     †  Management contract or compensatory plan