Form 10-Q
period 2010-03-31
Dutch Gold Resources Inc
filed 2010-05-19
CIK 928375

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 2010

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number:   333-72163

DUTCH GOLD RESOURCES, INC.

Nevada	58-2550089
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 30, 2009
Common Stock, par value $0.001 per share	127,820,490

Transitional Small Business Disclosure Format:	Yes ☐ No ☒

Item 1.  Financial Information.

DUTCH GOLD RESOURCES, INC.

Table of Content

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED BALANCE SHEET
As of MARCH 31, 2009 and DECEMBER 31, 2009

	Three Months Ended
	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	42,901	25,845
Marketable Securities	1,930,500	0
Other current assets	0	269,919
Total current assets	1,973,401	295,764
Property, plant and equipment
Property, plant and equipment at cost	2,398,776	2,398,776
Less accumulated depreciation	(1,752,192)	(1,632,253)
Net property, plant and equipment	646,584	766,523
Goodwill	1,346,053	0
Other Assets	179,852	179,852
TOTAL ASSETS	4,145,890	1,242,139

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	1,388,120	1,312,177
Accounts payable-related parties	169,686	141,391
Payroll liabilities	109,254	558,686
Accrued liabilities	590,715	648,856
Convertible loans	204,075	0
Loans from shareholders	360,000	360,000
Total current liabilities	2,821,849	3,021,110

LONG-TERM LIABILITIES:
Long-term Notes payable-related parties	2,514,926	2,514,926

Total long-term liabilities	2,514,926	2,514,926

TOTAL LIABILITIES	5,336,775	5,536,036

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value 10,000,000 authorized, no shares issued and outstanding	0	0

Common stock, $.001 par value 500,000,000 shares authorized, 115,717,375 and 52,985,409 issued and outstanding at December 31, 2009 and December 31, 2008 respectively	127,392	115,717
Additional paid-in-capital	16,352,753	12,223,375
Accumulated deficit	(17,671,029)	(16,632,989)
Total stockholders' deficit	(1,190,885)	(4,293,897)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	4,145,890	1,242,139

Table of Content

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009

	Three Months Ending
	March 31, 2010	March 31, 2009

Revenue

Sales	$-	$-
Cost of sales	-	-

Gross profit	-	-

Operational Expenses

Organizational, selling, general and administrative expenses	870,585	756,352
Rent and repairs and maintenance	13,584	1,019
Depreciation	119,939	119,939

Total operating expenses	1,004,108	877,310

Operating loss	(1,004,108)	(877,310)

Other income (expense)

Interest expense	(31,339)	(64,879)

Income before income taxes	(1,035,447)	(942,189)

Income tax provision	-	-

Net income (loss) for the period	(1,035,447)	(942,189)

Basic earnings (loss) per share	$(0.01)	$(0.02)
Weighted average shares outstanding	127,820,490	52,985,409
Fully diluted earnings (loss) per share	$(0.01)	$(0.02)
Fully diluted weighted average shares outstanding	127,820,490	52,985,409

Table of Content

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009

	Three Months Ending
	March 31, 2010	March 31, 2009

Revenue

Sales	$-	$-
Cost of sales	-	-

Gross profit	-	-

Operational Expenses

Organizational, selling, general and administrative expenses	1,327,122	756,352
Rent and repairs and maintenance	13,584	1,019
Depreciation	119,939	119,939

Total operating expenses	1,460,645	877,310

Operating loss	(1,460,645)	(877,310)

Other income (expense)

Interest expense	(31,339)	(64,879)

Income before income taxes	(1,491,984)	(942,189)

Income tax provision	-	-

Net income (loss) for the period	(1,491,984)	(942,189)

Basic earnings (loss) per share	$(0.01)	$(0.02)
Weighted average shares outstanding	127,820,490	52,985,409
Fully diluted earnings (loss) per share	$(0.01)	$(0.02)
Fully diluted weighted average shares outstanding	127,820,490	52,985,409

Table of Content

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED 31 MARCH 2010 and MARCH 31, 2009

	Three Months Ending
	March 31, 2010	March 31, 2009

Cash provided by (used in):
Operating activities:

Net income	$(1,491,984)	$(942,189)

Depreciation	119,939	119,939
Changes in assets and liabilities		-
Accounts payable	75,943	764,917
Accounts payable-related parties	28,295	-
Accrued liabilities	(58,141)	64,866
Payroll liabilities	9,480	-

Net cash used by operating activities	(1,316,470)	7,533
Investing activities:
Purchase of property and equipment	-	-

Net cash used by investing activities	-	-

Financing activities:
Proceeds from sale of Debentures	204,075	-
Proceeds from sale of common stock, net	1,129,451	-
Proceeds from Shareholder loans	-	-
Payments on Shareholder loans	-	-

Net cash provided by financing activities	1,333,526	-

Net increase/(decrease) in cash	17,056	7,533

Cash and cash equivalents at beginning of period	25,845	(1,063)

Cash and cash equivalents at end of period	$42,901	$6,470

Table of Content

DUTCH GOLD RESOURCES, INC.
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

Table of Content

DUTCH GOLD RESOURCES, INC.
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

Table of Content

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Table of Content

DUTCH GOLD RESOURCES, INC.
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

Table of Content

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Table of Content

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Table of Content

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees.

Table of Content

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3—PROPERTIES, PLANT AND EQUIPMENT

Our major components of properties, plants, equipment are:

	31 March 2010	31 December 2009
Office Equipment	11,127	11,127
Lab Equipment	30,494	30,494
Mill Equipment	1,488,482	1,488,482
Mine – structural	359,782	359,782
Mine equipment	508,891	508,891
Subtotoal	2,398,776	2,398,776
Less: accumulated depreciation	(1,752,192)	(1,632,253)
Net Fixed Assets	646,584	766,523

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

NOTE 4—INCOME TAX

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

Table of Content

DUTCH GOLD RESOURCES, INC.
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

NOTE 5—ACQUISITION OF SUBSIDIARY

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

NOTE 6—CAPITAL STOCK

Common Stock

As at 31 March 2010, the Company had 139,423,622 shares of its $0.001 par value common stock issued and outstanding and as of December 31, 2009, the Company has 115,717,375 shares of its $0.001 par value common stock issued and outstanding.

Warrants

The fair value of the warrants is measured at the end of the reporting period with changes in fair value recognized in net income. None were recognized in the period ending March 31 2009. The value determined for these warrants was $1,544,946.  Using the Black-Scholes valuation model and the market price and volatility of the Company’s shares of common stock as quoted on the OTCBB as of March 31 2010, the value of these warrants is determined to be zero.  The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

As at March 31, 2010 the following share purchase warrants were outstanding:

Table of Content

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants Outstanding	Exercise Price	Expiration Date
500,000	$1.15	January 5, 2013
250,000	1.15	Januay 5, 2013
41,667	0.60	February 27, 2010
100,000	0.97	February 27, 2010
12,500	0.95	April 14, 2013
12,500	0.95	April 14, 2013
833,333	1.00	September 4, 2010
166,667	1.00	September 4, 2010
3,333,333	0.50	March 12, 2011
62,500	0.50	June 9, 2012
437,500	0.50	June 9, 2012
125,000	0.30	October 5, 2012
50,000	0.30	October 21, 2012
62,500	0.30	November 16, 2012
500,000	0.30	November 18, 2012
100,000	0.30	November 18, 2012
75,000	0.30	November 24, 2012
75,000	0.30	November 29, 2012
125,000	0.30	December 4, 2012
625,000	0.30	December 9, 2014
90,000	0.30	December 9, 2012
100,000	0.30	December 16, 2012
50,000	0.30	December 16, 2012
50,000	0.50	December 16, 2012

7,777,500

NOTE 7—RELATED PARTY TRANSACTIONS

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

Table of Content

The Company assumed a note issued by Dutch Mining LLC in the amount of $950,000 to Josef Bauer for working capital.  The note is guaranteed by Ewald Dienhart and carries an interest rate of 8.0%.  The related parties have agreed not to demand the loans through December 31, 2012 therefore the loans are recorded as long-term liabilities.

The Company leases space from Rendata Industrial Park, LLC a related party to Ewald Dienhart, the company’s former Chairman.  For the period ended December 31, 2009 the Company accrued rent and related expenses in the amount of $142,380 and had a payable balance accrued of $311, 775 at March 31, 2010.

The Company had an agreement with HPUs, LLC, whose Managing Member Patrick Engel, is related to the Company’s former Chairman, effective November 30, 2007 to provide management services. The contract was for one year, automatically renewable unless terminated for a monthly amount of $9,500.

The company owed $69,683 to C D TBE Family, LLC. for short term advances at December 31, 2009.

NOTE 8 – MINERAL PROPERTIES AND DEVELOPMENT COSTS

With the acquisition of the Basin Gulch Project and the Jungo Project, we also acquired certain mining claims and permits in the transaction. Since that time, we have not commenced any mining operations therefore, we have not recorded any amortization expense and we have determined that no impairment has occurred for the period ended March 31, 2010. Components of our mineral properties and development costs are as follows:

March 31, 2010
Basin Gulch claims	$1,252,053
Jungo	94,000
$1,346,053

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

NOTE 10—COMMITMENTS AND CONTINGENCIES

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

Table of Content

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – ACQUISITION OF AULTRA GOLD

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

In January 2010, the Company announced that an independent consulting geologist conducted an NI 43-101 compliant report, indicating the mineral resource at the Basin Gulch property was sizeable. That report is available as a Form 8K at www.sec.gov and on the Company website, www.dutchgold.com

On March 29, 2010, the Company’s subsidiary, Aultra Gold, Inc. entered into an Agreement and Plan of Share Exchange (the “Agreement”) with Shamika Gold Inc., a Canadian Corporation (“Shamika”), and certain shareholders of Shamika (the “Shamika Holders”).  Pursuant to the Agreement, the Company acquired all of the outstanding shares (the “Shamika Shares”) from the Shamika Holders in exchange for an aggregate of 25,500,000 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) (the “Exchange”).  As a result of the Exchange, Shamika became a wholly-owned subsidiary of the Company.  The Company shares were issued to the Shamika Holders on a pro rata basis, on the basis of the shares held by such Shamika Holders at the time of the Exchange.

The former holders of the Shamika Shares now beneficially own approximately 51% of the outstanding shares of our Common Stock. Accordingly, the Exchange represents a change in control. Dutch Gold Resources, Inc. retained 4,950,000 shares of Shamika Gold, Inc. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Shamika, under the purchase method of accounting, and was treated as a recapitalization with Shamika as the acquirer. Upon consummation of the Exchange, the Company adopted the business plan of Shamika and the Company owns 9.9% of the Shamika business.

NOTE 12 – MINING LEASE AND OPTION TO PURCHASE

In 1996, the Company entered into a lease agreement for the Benton Mine, the agreement provides for a monthly minimum advance royalty payment of $5,000. The production royalty provides that the lessor pay 4% of the value of ores, minerals, metals, bullion and mineral products derived from the property to the lessee. In addition, lessee will pay 1% of the value of ores, minerals, metals, bullion and mineral products derived within one mile of the leased property.   This lease was last amended January 25, 2006.  The Company has had an option to acquire the Benton Mine for $10 million.  As of the date of this report, the Company is default under the terms of the Agreement. The Company must complete a reclamation plan for the Benton Mine by the end of June 2010, and may apply for a commercial mining permit when completed and the disagreements between Benton Mine, Inc and Dutch Mining, LLC are resolved. The disagreements between the parties are long standing, causing the Agreement to be in default. Dutch Mining LLC disputes the amount of royalties due to the lessor. Dutch Mining LLC does not and will not operate under the aforementioned lease until a reclamation plan is completed and a full commercial permit is obtained.  At such time, the Benton Mine, Inc. and the Company will have to agree on new terms of the lease, resolving any and all disputed amounts.

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

Table of Content

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC  Some important factors (but not necessarily all factors) that could affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:.

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

Table of Contents

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

Stockholders and other users of this Quarterly Report on Form 10-Q are urged to carefully consider these factors in connection with the forward-looking statements. We do not intend to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

Basin Gulch, Montana
The Basin Gulch Mine is a large, open-ended, gold and silver system in Montana located in central Montana west of Helena near the Idaho border.  This area has produced some of the most prolific strikes, including the famous Last Chance Gulch mine and Barrick’s Golden Sunlight Mine.

An updated NI 43-101 complete report was filed with the Securities and Exchange Commission in January 2010.  The report showed a significant increase in mineralization, using data not previously reported.  A copy of the report is available at www.SEC.gov or on the Company website, www.dutchgold.com The consulting geologist did not complete reserve estimates for the other areas where drilling occurred.  These areas also encountered strong mineralization but the drilling was on close enough centers to use for reserve estimation.  It is important to understand that none of the historic drilling or trenching was designed to look for higher grade selectively mineable or underground mineable resources, although several strong exploration targets were identified.  This means that Dutch’s current primary exploration targets at Basin Gulch have been identified but are not yet included in the above reserve figures. Dutch believes resources discovered in these exploration targets would be minable under Montana mining law. The potential size of the exploration targets is theoretically several million ounces.

The mine was discovered by Rauno Perttu and been partly explored by 323 reverse circulation and core drill holes, totaling approximately 90,000 feet.  The Company has also completed 17,000 feet of trenches.  Most of the holes were shallow largely pattern-drilled for an open-pit reserve.  The system contains multiple areas of mineralization, and an open-ended defined resource of more than two million ounces of mostly low-grade disseminated gold and silver, with local shallow higher-grade breccias and inferred veins. The system covers a known area in excess of 2,600 acres, and appears to be related to other mineralized areas in the local area. Approximately $3.6 million was spent on this exploration, which was focused on identifying a large open-pit minable reserve.

Table of Content

The most exciting target on the property is a nested diatreme complex (overlapping volcanic breccia pipes) that extends over a minimal area of 2,600 feet by 3,300 feet. This diatreme complex has not been drilled to depth, and may contain high-grade gold and silver mineralization in a deeper “boiling zone”. The diatreme complex is characterized by overall low-grade gold and silver mineralization and local high-grade mineralization. Nearby shallow much smaller diatreme zones appear to be adjacent outliers to the main diatreme complex. These outliers are associated with an inferred controlling fault zone that may also be an important control for the main diatreme and for some of the inferred veins. Two of these smaller diatremes appear to contain near-surface “boiling zones”, and contain high-grade gold and silver mineralization.

Jungo

Jungo is located in northern Nevada near the Oregon border.

The Jungo property lies between the historic Sleeper and Hycroft mines in Humboldt County, Nevada. Rauno Perttu, Dutch Gold’s COO and renowned Geologist discovered the Jungo exploration property in 2006.

The Hycroft Mine historically produced in excess of a million ounces of gold and recently announced that it plans to go back into production with the recent discovery of at least 5 million ounces of additional reserves.

The Sleeper Mine produced approximately 1.7 million ounces of gold, much of it from very high-grade near-surface veins. Recent exploration is finding new areas of strong ore-grade mineralization below the historic mine pit and along newly identified mineral structures outside the historic exploration area.

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

Employee relations

As of March 31, 2010, we had 3 employees.

Reclamation

We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Table of Content

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

Results of Operations

Three Months ended March 31, 2010 and 2009

During the three-month period ended March 31, 2010 the Company incurred operating expenses of $1,532,608 and interest expenses of $87,342 as compared to operating expenses of $877,310 and interest expenses of $64,879 for the period ended March 31, 2009.  The Company's net loss during the three-month period ended March 31, 2010 was $1,619,950 as compared to a net loss of $942,189 during the three-month period ended March 31, 2009.

Twelve-Month Business Outlook

In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private investors.

Operating Expenses and Capital Expenditures

Operating Expenses

Assuming that the Company is successful raising funds, we anticipate incurring operating expenses of approximately $2,000,000 during the next twelve months to fund the costs relating to the development of our properties and the identification of new acquisitions.

Source of Revenue

The Company sells gold concentrates and ore to buyers throughout the world.  The Company did not make and sales or generate any revenue during the reporting periods.

Table of Content

Liquidity and Capital Resources

We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of debt. With limited liquid assets and depreciating fixed assets the availability of funds from traditional sources of debt will be limited, and we cannot assure you that there will be a source of funds in the future.

As of March 31, 2010, we had a cash balance of $43,401. We estimate that, based upon our current business, we will require up to $4,000,000 over the next two years.  However, the Company cannot properly anticipate the capital expenditures and working capital needed in connection with the operations.

Our independent certified public accountants stated in their report dated 28 January 2010 for the fiscal year ending December 31, 2009 that we have incurred operating losses from our inception and that we are dependent upon our ability to meet our future financing requirements, and the success of future operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

Table of Content

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not presently party to any legal proceedings.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

Exhibits.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K.  During the fiscal quarter ended September 30, 2009, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive and Financial Officer
(Principal Executive and Accounting Officer)
Date: May 18, 2010