Form 10-Q
period 2008-09-30
Dutch Gold Resources Inc
filed 2010-06-10
CIK 928375

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________________

Commission file number:   333-72163

DUTCH GOLD RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	58-2550089
(State of Incorporation)	(I.R.S. Employer Identification No.)

3500 Lenox Road, NE
Suite 1500
Atlanta, Georgia  30326
(Address of principal executive offices)

(404) 419-2440
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes☒            No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 30, 2008
Common Stock, par value $0.001 per share	48,468,076

Transitional Small Business Disclosure Format (check one):  Yes   ☐        No ☒

DUTCH GOLD RESOURCES, INC.
FORM 10-Q
SEPTEMBER 30, 2008

Index

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)

FINANCIAL STATEMENTS

As of September 30, 2008 (unaudited) and December 31, 2007

Index

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED BALANCE SHEETS
As of SEPTEMBER 30, 2008 and Deember 31, 2007

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$(24,530)	$80,541
Accounts receivable	88,503	88,503

Total current assets	63,973	169,044

Inventories	-	257,248

Property, plant and equipment
Property, plant and equipment at cost	2,394,494	2,278,801
Less accumulated depreciation	(1,152,497)	(677,002)

Net property, plant and equipment	1,241,997	1,601,799

Other Assets	179,852	154,852

TOTAL ASSETS	$1,485,822	$2,182,943

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,158,068	$356,514
Accounts payable-related parties	368,631	330,706
Convertible Debentures	775,000	-
Payroll liabilities	(79,964)	(89,806)
Accrued liabilities	403,105	214,417
Loans from shareholders	451,392	-

Total current liabilities	3,076,232	811,831

LONG-TERM LIABILITIES:
Long-term Notes payable-related parties	2,514,926	2,514,926

Total long-term liabilities	2,514,926	2,514,926

TOTAL LIABILITIES	5,591,158	3,326,757

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value 10,000,000 authorized, no shares issued and outstanding at December 31, 2007 and December 31, 2006	-	-

Common stock, $.001 par value 500,000,000 shares authorized, 48,468,076 and 42,373,732 issued and outstanding at September 30, 2008 and December 31, 2007 respectively	48,468	42,374
Additional paid-in-capital	1,383,169	428,709
Accumulated deficit	(5,536,973)	(1,614,897)

Total stockholders' deficit	(4,105,336)	(1,143,814)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$1,485,822	$2,182,943

See notes to consolidated financial statements

Index

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue

Sales	$27,709	$1,151,631	$628,669	$2,584,354
Cost of sales	104,214	1,182,212	1,490,022	2,511,048

Gross profit	(76,505)	(30,581)	(861,353)	73,306

Operational Expenses

Organizational, selling, general and administrative expenses	184,205	88,655	980,160	159,544
Professional fees	524,356	327,208	1,265,164	451,843
Rent and repairs and maintenance	1,901	1,147	5,172	8,985
Depreciation	239,664	76,124	475,495	202,111

Total operating expenses	950,126	493,134	2,725,991	822,483

Operating loss	(1,026,631)	(523,715)	(3,587,344)	(749,177)

Other income (expense)

Interest expense	(22,074)	(72,860)	(334,732)	(322,960)
Gain from previous writeoff	-	-	-	687,000

Income before income taxes	(1,048,705)	(596,575)	(3,922,076)	(385,137)

Income tax provision	-	-	-	-

Net income (loss) for the period	(1,048,705)	(596,575)	(3,922,076)	(385,137)

Basic earnings (loss) per share	$(0.02)	$(0.02)	$(0.09)	$(0.01)
Weighted average shares outstanding	46,112,184	37,183,688	46,112,184	37,183,688
Fully diluted earnings (loss) per share	$(0.02)	$(0.02)	$(0.09)	$(0.01)
Fully diluted weighted average shares outstanding	46,112,184	37,183,688	46,112,184	37,183,688

See notes to consolidated financial statements

Index

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

	Nine Months Ended
	September 30,
	2008	2007
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities:

Net income	$(3,922,076)	$(385,137)

Adjustments to reconcile net loss to cash used by operating activities
Gain from previous write-off	-	(577,000)
Write-up of asset value	-	(110,000)
Fair value of common stock issued for payment of interest expense	37,677	-
Fair value of common stock issued for services	922,877	150,000
Depreciation	475,495	202,111
Changes in assets and liabilities
Accounts receivable	-	(738,381)
Inventories	257,248	(361,215)
Other assets	(25,000)	(34,930)
Accounts payable	801,553	132,361
Accounts payable-related parties	37,925	-
Accrued liabilities	188,689	251,580
Payroll liabilities	9,842	(109,555)

Net cash used by operating activities	(1,215,770)	(1,580,166)
Investing activities:
Purchase of property and equipment	(115,693)	(639,203)

Net cash used by investing activities	(115,693)	(639,203)

Financing activities:
Proceeds from sale of Debentures	775,000	2,575,000
Proceeds from Shareholder loans	451,392	-
Proceeds from related party loans	-	374,000
Payments on related party loans	-	(177,825)

Net cash provided by financing activities	1,226,392	2,771,175

Net increase/(decrease) in cash	(105,071)	551,806

Cash and cash equivalents at beginning of period	80,541	20,345

Cash and cash equivalents at end of period	$(24,530)	$572,151

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	$92,620	$59,268

Non-cash Transactions:
Fair value of common stock issued for payment of interest expense	37,677	-
Fair value of common stock options issued for services	922,877	150,000

	$960,554	$150,000

See notes to consolidated financial statements

Index

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(unaudited)

	Common Stock
	Shares	Dollars at Par ($.001)	Paid in Cap. Dollars $	Accum Deficit	Stockholders' Equity

Balances 12/31/07	42,373,732	$42,374	$428,709	$(1,614,897)	$(1,143,814)

Common shares issued for services	6,084,344	6,084	916,793		922,877

Common shares issued for payment of interest	10,000	10	37,667		37,677

Gain (loss) for year				(3,922,076)	(3,922,076)

Balances 09/30/2008	48,468,076	$48,468	$1,383,169	$(5,536,973)	$(4,105,336)

See notes to consolidated financial statements

Index

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

Index

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

Index

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

When the Company issues debt securities, which bear interest at rates that are lower than market rates, the Company recognizes a discount, which is offset against the carrying value of the debt. Such discount from the face value of the debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest.

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

Index

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

BASIC AND DILUTED LOSS PER SHARE
The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities only basic loss per share is presented in the accompanying financial statements. At September 30, 2008, the Company had no outstanding options, warrants and stock purchase rights that could have a future dilutive effect on the calculation of earnings per share.

Index

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

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at September 30, 2008 and December 31, 2007 the Company had no asset retirement obligations.

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

Index

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

Index

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

	September 30,	December 31,
	2008	2007
In-process	$-	$257,248

Total inventories	$-	$257,248

NOTE 3—PROPERTIES, PLANT AND EQUIPMENT
Our major components of properties, plants, equipment are:

	September 30,	December 31,
	2008	2007

Office equipment	$11,127	$8,333
Lab equipment	30,494	27,782
Mill equipment	1,488,482	1,467,786
Mine - structural	359,782	334,493
Mine equipment	504,610	440,407
	2,394,494	2,278,801
Less: accumulated depreciation, depletion and amortization	1,152,497	677,002
Net carrying value	$1,241,997	$1,601,799

Depreciation expense was $ 475,495 for the nine months ended September 30, 2008.

Index

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

NOTE 4—ACCRUED EXPENSES AND ACCOUNTS PAYABLE
Accrued expenses and Accounts Payable are comprised of:

	September 30,	December 31,
	2008	2007
Accrued interest expense	$403,105	$214,417
Accounts Payable	1,158,068	356,514
Accounts Payable-related parties	368,631	330,706

Total Accrued expenses and Accounts Payable	$1,929,804	$901,637

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

Based on our assessment of FIN 48, we concluded that the adoption of FIN 48, as of January 1, 2007, had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. Our year-end analysis supports the same conclusion, and we do not have an accrual for uncertain tax positions as of September 30, 2008. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 6—CONVERTIBLE DEBENTURES
The Company had $775,000 of convertible debentures outstanding at September 30, 2008 and none at December 31, 2007. The notes bear an interest at a rate of 8% per annum. Under the convertibility terms of the notes payable, the principal, plus accrued interest, can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

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

Index

The transactions was accounted for as a recapitalization, with the shares issued as consideration being recorded at $3,936,480 that being value given up after considering price fluctuations and liquidity issues.

NOTE 8—CAPITAL STOCK

Common Stock

As of September 30, 2008, the Company has 48,468,076 shares of its $0.001 par value common stock issued and outstanding.

Warrants

As of September 30, 2008 the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2007	-	-	-
Granted	1,916,667	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2008	1,916,667	$0.97	$0

The fair value of the warrants is measured at the end of the reporting period with changes in fair value recognized in net income. None was recognized in the period ending September 30, 2008. The value determined for these warrants at September 30, 2008 was $1,296,448. Using the Black-Scholes valuation model and the market price and volatility of the Company’s shares of common stock as quoted on the OTCBB as of September 30, 2008, the value of these warrants at September 30, 2008 is determined to be zero. The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

As at September 30, 2008, the following share purchase warrants were outstanding:

Warrants Outstanding	Exercise Price	Expiration Date
500,000	$1.15	January 5, 2013
250,000	1.15	January 5, 2013
41,667	0.60	February 27, 2010
100,000	0.97	February 27, 2010
12,500	0.95	April 14, 2013
12,500	0.95	April 14, 2013
833,333	1.00	September 4, 2010
166,667	1.00	September 4, 2010
1,916,667

Index

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

The Company leases space from Rendata Industrial Park, LLC and Rendata is substantially controlled by Ewald Dienhart, the company’s Chairman. For the period ended September 30, 2008 the Company accrued rent and related expenses in the amount of $120,097 and had a payable balance accrued of $311,775 at September 30, 2008.

The Company had an agreement with HPUs, LLC, whose Managing Member Patrick Engel, is related to the Company’s Chairman, effective November 30, 2007 to provide management services. The contract was for one year, automatically renewable unless terminated for a monthly amount of $9,500. The Company had a payable balance accrued of $221,838 at September 30, 2008.

The company owed $69,683 to Ewald J. Dienhart for short term advances at September 30, 2008.

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

Index

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

On December 31, 2009 the Company entered into an employment agreement with Mr. Rauno Perttu, the Company’s Chief Operating Officer, for an initial one year period. The agreement may be renewed at the option of the Corporation for successive one year periods. The agreement provides for an annual salary of $96,000.

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

In January 2010, the Company Announced that An independent consulting geologist concluded the existing data show that the following gold resource is minable under current law:

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

NOTE 12–MINING LEASE AND OPTION TO PURCHASE

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

Index

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

This Quarterly Report on Form 10-Q and the information incorporated by reference may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Index

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

Results of Operations

Three Months ended September 30, 2008 and 2007

During the three-month period ended September 30, 2009 the Company incurred operating expenses of $950,126 and interest expenses of $22,074 as compared to operating expenses of $493,134 and interest expenses of $72,860 for the period ended September 30, 2007.  The Company's net loss during the three-month period ended September 30, 2008 was $1,048,705 as compared to a net loss of $596575 during the three-month period ended September 30, 2007.

The increase in operating loss for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007 is primarily attributable to increase in mining activities on the Benton Mine.

Nine Months ended September 30, 2008 and 2007

During the nine-month period ended September 30, 2008 the Company incurred operating expenses of $2,725,991 and interest expenses of $334,732 as compared to operating expenses of $822,483 and interest expenses of $322,960 for the period ended September 30, 2007.  The Company's net loss during the nine-month period ended September 30, 2008 was $3,922,076 as compared to a net loss of $385,137 during the nine-month period ended September 30, 2007.

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

Index

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

Operating Losses

Assuming that the Company is successful continuing to pursue it’s plan to change to a natural resources company we plan realize an operating loss of approximately $1,200,000 during the next twelve months.

Liquidity and Capital Resources

We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of debt. With limited liquid assets and depreciating fixed assets the availability of funds from traditional sources of debt will be limited, and we cannot assure you that there will be a source of funds in the future.

As of September 30, 2008, we had a cash overdraft of $24,530. We estimate that, based upon our current business, we will require up to $4,000,000 over the next two years.  However, the Company cannot properly anticipate the capital expenditures and working capital needed in connection with the operations. Due to difficulties in the capital markets as a result of the credit crisis that began with the liquidation of Bear Stearns, inc., the Company has taken steps to reduce its cash requirements, resulting in a furlough of the mining operations personnel, and a temporary halt to production in the Benton Mine.

Our independent certified public accountants stated in their report dated 28 January 2010 for the fiscal year ending December 31, 2007 that we have incurred operating losses from our inception and that we are dependent upon our ability to meet our future financing requirements, and the success of future operations. These factors raise substantial doubt about our ability to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is not exposed to market risk related to interest rates or foreign currencies.

Index

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Our Chief Executive and Financial Officer evaluated, with the participation of other members of management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Financial Officer.

Index

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

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

At September 30, 2008, the Company’s subsidiary, Dutch Mining, LLC, is subject to two labor proceedings with former employees, Quimby v. Dutch Mining LLC and Tellez v. Dutch Mining, LLC.  Each of these actions relate to actions taken prior to the acquisition of Dutch Mining LLC by Dutch Gold LLC and have been has been settled as of the date of this filing.

We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders..

None.

Item 5.  Other Information

Not applicable

Item 6.  Exhibits.

Exhibit	Description of Exhibit
31.1	Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Financial Officer

Date:  Tuesday, June 8, 2010