Form 10-Q
period 2009-03-31
Dutch Gold Resources Inc
filed 2010-06-10
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________________

Commission file number:   333-72163

DUTCH GOLD RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	58-2550089
(State of Incorporation)	(I.R.S. Employer Identification No.)

3500 Lenox Road, NE , Suite 1500
Atlanta, Georgia  30326
(Address of principal executive offices)

(404) 419-2440
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                      Yes ☒           No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 31, 2009
Common Stock, par value $0.001 per share	52,985,409

Transitional Small Business Disclosure Format (check one):  Yes   ☐        No ☒

DUTCH GOLD RESOURCES, INC.
FORM 10-Q
MARCH 31, 2009

Index

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)

FINANCIAL STATEMENTS

As of March 31, 2009 (unaudited) and December 31, 2008

Index

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED BALANCE SHEETS
As of MARCH 31, 2009 and DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,470	$(1,063)

Total current assets	6,470	(1,063)

Property, plant and equipment
Property, plant and equipment at cost	2,398,776	2,398,776
Less accumulated depreciation	(1,272,436)	(1,152,497)

Net property, plant and equipment	1,126,340	1,246,279

Other Assets	179,852	179,852

TOTAL ASSETS	$1,312,662	$1,425,068

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,981,973	$1,217,256
Accounts payable-related parties	222,613	222,613
Convertible Debentures	525,000	525,000
Payroll liabilities	(99,373)	(99,373)
Accrued liabilities	485,281	420,415
Loans from shareholders	453,272	453,072

Total current liabilities	3,568,766	2,738,983

LONG-TERM LIABILITIES:
Long-term Notes payable-related parties	2,514,926	2,514,926

Total long-term liabilities	2,514,926	2,514,926

TOTAL LIABILITIES	6,083,692	5,253,909

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value 10,000,000 authorized, no shares issued and outstanding at September 30, 2009 and December 31, 2008	-	-

Common stock, $.001 par value 500,000,000 shares authorized, 52,985,409 issued and outstanding at March 31, 2009 and December 31, 2008 respectively	52,985	52,985
Additional paid-in-capital	2,335,934	2,335,934
Accumulated deficit	(7,159,949)	(6,217,760)

Total stockholders' deficit	(4,771,030)	(3,828,841)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$1,312,662	$1,425,068

See notes to consolidated financial statements

Index

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)

Revenue

Sales	$-	$329,519
Cost of sales	-	1,094,980

Gross profit	-	(765,461)

Operational Expenses

Organizational, selling, general and administrative expenses	727,852	223,122
Professional fees	28,500	84,558
Rent and repairs and maintenance	1,019	600
Depreciation	119,939	116,416

Total operating expenses	877,310	424,695

Operating loss	(877,310)	(1,190,157)

Other income (expense)

Interest expense	(64,879)	(74,957)

Income before income taxes	(942,189)	(1,265,114)

Income tax provision	-	-

Net income (loss) for the period	(942,189)	(1,265,114)

Basic earnings (loss) per share	$(0.02)	$(0.03)
Weighted average shares outstanding	52,985,409	44,455,400
Fully diluted earnings (loss) per share	$(0.02)	$(0.03)
Fully diluted weighted average shares outstanding	52,985,409	44,455,400

See notes to consolidated financial statements

Index

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

	Three Months Ended
	September 30,
	2009	2008
	(unaudited)	(unaudited)

Cash provided by (used in):
Operating activities:

Net income	$(942,189)	$(1,265,114)

Adjustments to reconcile net loss to cash used by operating activities
Fair value of common stock issued for services	-	35,000
Depreciation	119,939	116,416
Changes in assets and liabilities
Inventories	-	257,248
Accounts payable	764,917	549,308
Accounts payable-related parties	-	(11,075)
Accrued liabilities	64,866	24,535
Payroll liabilities	-	(68,267)

Net cash used by operating activities	7,533	(361,949)
Investing activities:
Purchase of property and equipment	-	(47,230)

Net cash used by investing activities	-	(47,230)

Financing activities:
Proceeds from sale of common stock, net	-	239,180
Proceeds from Shareholder loans	-	130,000

Net cash provided by financing activities	-	369,180

Net increase/(decrease) in cash	7,533	(39,999)

Cash and cash equivalents at beginning of period	(1,063)	80,541

Cash and cash equivalents at end of period	$6,470	$40,542

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	$-	$41,164

Non-cash Transactions:
Fair value of common stock options issued for services	-	35,000

	$-	$35,000

See notes to consolidated financial statements

Index

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (unaudited)

	Common Stock
	Shares	Dollars at Par ($.001)	Paid in Cap. Dollars $	Accum Deficit	Stockholders' Equity

Balances 12/31/08	52,985,409	$52,985	$2,335,934	$(6,217,760)	$(3,828,841)

Gain (loss) for year				(942,189)	(942,189)

Balances 03/31/2009	52,985,409	$52,985	$2,335,934	$(7,159,949)	$(4,771,030)

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

BASIC AND DILUTED LOSS PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities only basic loss per share is presented in the accompanying financial statements. At March 31, 2009, the Company had no outstanding options, warrants and stock purchase rights that could have a future dilutive effect on the calculation of earnings per share.

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

Index

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at March 31, 2009 and December 31, 2008 the Company had no asset retirement obligations.

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

NOTE 2—PROPERTIES, PLANT AND EQUIPMENT
Our major components of properties, plants, equipment are:

	March 31,	December 31,
	2009	2008

Office equipment	$11,127	$11,127
Lab equipment	30,494	30,494
Mill equipment	1,488,482	1,488,482
Mine - structural	359,782	359,782
Mine equipment	508,891	508,892
	2,398,776	2,398,776
Less: accumulated depreciation, depletion and amortization	1,272,436	1,152,497
Net carrying value	$1,126,340	$1,246,279

Depreciation expense was $ 119,939 for the three months ended March 31, 2009.

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

Index

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—ACCRUED EXPENSES AND ACCOUNTS PAYABLE

Accrued expenses and Accounts Payable are comprised of:

	March 31,	December 31,
	2009	2008
Accrued interest expense	$485,281	$420,415
Accounts Payable	1,981,973	1,217,256
Accounts Payable-related parties	222,613	222,613

Total Accrued expenses and Accounts Payable	$2,689,867	$1,860,284

NOTE 4—INCOME TAX
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

Based on our assessment of FIN 48, we concluded that the adoption of FIN 48, as of January 1, 2007, had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. Our year-end analysis supports the same conclusion, and we do not have an accrual for uncertain tax positions as of March 31, 2009. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 5—CONVERTIBLE DEBENTURES

The Company had $525,000 of convertible debentures outstanding at March 31, 2009 and December 31, 2008. The notes bear an interest at a rate of 8% per annum. Under the convertibility terms of the notes payable, the principal, plus accrued interest, can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

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

NOTE 7—CAPITAL STOCK

Common Stock

As of March 31, 2009, the Company has 52,985,409 shares of its $0.001 par value common stock issued and outstanding.

Warrants
As of March 31, 2009 the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2008	1,916,667		-
Granted	3,333,333		-
Forfeited	-	-	-
Exercised	-		-
Outstanding, March 31, 2009	5,250,000	$0.92	$0

The fair value of the warrants is measured at the end of the reporting period with changes in fair value recognized in net income. None was recognized in the period ending March 31, 2009. The value determined for these warrants at March 31, 2009 was $ $1,681,627.  Using the Black-Scholes valuation model and the market price and volatility of the Company’s shares of common stock as quoted on the OTCBB as of March 31, 2009, the value of these warrants at March 31, 2009 is determined to be zero. The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

Index

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As at March 31, 2009, the following share purchase warrants were outstanding:

Warrants Outstanding	Exercise Price	Expiration Date
500,000	$1.15	January 5, 2013
250,000	1.15	January 5, 2013
41,667	0.60	February 27, 2010
100,000	0.97	February 27, 2010
12,500	0.95	April 14, 2013
12,500	0.95	April 14, 2013
833,333	1.00	September 4, 2010
166,667	1.00	September 4, 2010
3,333,333	0.50	March 12, 2011
5,250,000

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

The Company leases space from Rendata Industrial Park, LLC and Rendata is substantially controlled by Ewald Dienhart, the company’s Chairman. For the period ended March 31, 2009 the Company accrued rent and related expenses in the amount of $47,164 and had a payable balance accrued of $215,814 at March 31, 2009.

Index

DUTCH GOLD RESOURCES, INC.
(Formerly SMALL TOWN RADIO, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had an agreement with HPUs, LLC, whose Managing Member Patrick Engel, is related to the Company’s Chairman, effective November 30, 2007 to provide management services. The contract was for one year, automatically renewable unless terminated for a monthly amount of $9,500. The Company had a payable balance accrued of $155,338 at March 31, 2009.

The company owed $69,683 to Ewald J. Dienhart for short term advances at March 31, 2009.

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

NOTE 11–MINING LEASE AND OPTION TO PURCHASE

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

Operating Strategy

Our business strategy is to acquire and develop gold properties in North America. To achieve these goals, we intend to:

●	optimize production of the Benton mine
●	upgrade the resource and mining operations at the Benton mine
●	invest in exploration of the Jungo mine
●	invest in further studies on the Basin Gulch Property to prepare for production
●	acquire such additional projects and properties that fit the company’s acquisition profile

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

Results of Operations

Three Months ended March 31, 2009 and 2008

During the three-month period ended March 31, 2009 the Company incurred operating expenses of $877,310 and interest expenses of $64,879 as compared to operating expenses of $424,695 and interest expenses of $74,957 for the period ended March 31, 2008.  The Company's net loss during the three-month period ended March 31, 2009 was $942,189 as compared to a net loss of $1,265,114 during the three-month period ended March 31, 2008.

The decrease in loss from operations for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008 is primarily attributable to reduction in mining activities on the Benton Mine due to restricted capital available to fund the business as a result of the weakness in capital markets.

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

Index

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

As of March 31, 2009, we had a cash balance of $6,470. We estimate that, based upon our current business, we will require up to $4,000,000 over the next two years.  However, the Company cannot properly anticipate the capital expenditures and working capital needed in connection with the operations. Due to difficulties in the capital markets as a result of the credit crisis that began with the liquidation of Bear Stearns, inc., the Company has taken steps to reduce its cash requirements, resulting in a furlough of the mining operations personnel, and a temporary halt to production in the Benton Mine.

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

Index

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

At March 31, 2009, the Company’s subsidiary, Dutch Mining, LLC, is subject to two labor proceedings with former employees, Quimby v. Dutch Mining LLC and Tellez v. Dutch Mining, LLC.  Each of these actions relate to actions taken prior to the acquisition of Dutch Mining LLC by Dutch Gold LLC and have been has been settled as of the date of this filing.

We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Securityholders.

None.

Item 5.  Other Information

Not applicable

Index

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