Form 10-Q/A
period 2010-03-31
Dutch Gold Resources Inc
filed 2010-08-11
CIK 928375

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 2010

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number:   333-72163

DUTCH GOLD RESOURCES, INC.

Nevada	58-2550089
(State of Incorporation)	(I.R.S. Employer Identification No.)

3500 Lenox Road, NE
Suite 1500
Atlanta, Georgia 30326
(Address of principal executive offices)

(404) 419-2440
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 31, 2010]
Common Stock, par value $0.001 per share	139,423,622

DUTCH GOLD RESOURCES, INC.
FORM 10-Q

Index

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements
DUTCH GOLD RESOURCES, INC.
CONSOLIDATED BALANCE SHEET
As of MARCH 31, 2010 and DECEMBER 31, 2009

	UNAUDITED
	March 3,1 2010	Dec.. 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	42,901	25,845
Investments available for sale	140,000	0
Other current assets	0	269,919
Total current assets	182,901	295,764
Long Term Assets
Mineral properties	1,346,053	0
Property, plant and equipment at cost	2,398,776	2,398,776
Less accumulated depreciation	(1,752,192)	(1,632,253)
Net property, plant and equipment	646,584	766,523
Other Assets	179,852	179,852
TOTAL ASSETS	2,355,390	1,242,139

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	1,388,120	1,312,177
Accounts payable-related parties	169,686	141,391
Payroll liabilities	568,166	558,686
Accrued liabilities	590,715	648,856
Convertible loans	204,075	0
Loans from shareholders	360,000	360,000
Total current liabilities	3,280,761	3,021,110

LONG-TERM LIABILITIES:
Long-term Notes payable-related parties	2,514,926	2,514,926

Total long-term liabilities	2,514,926	2,514,926

TOTAL LIABILITIES	5,795,687	5,536,036

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value 10,000,000 authorized, no shares issued and outstanding	0	0
Common stock, $.001 par value 500,000,000 shares authorized, 139,423,622 and 115,717,375 issued and outstanding at March 31, 2010 and December 31, 2009 respectively	148,929	115,717
Additional paid-in-capital	16,212,518	12,223,375
Accumulated deficit	(19,801,743)	(16,632,989)
Total stockholders' deficit	(3,440,297)	(4,293,897)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	2,355,390	1,242,139

See Notes to Financial Statements.

Index

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009

	UNAUDITED
	3 mos ending 31 March 2010	3 mos ending 31 March 2009

Revenue

Sales	$-	$-
Cost of sales	-	-

Gross profit	-	-

Operational Expenses

Organizational, selling, general and administrative expenses	3,003,892	756,352
Rent and repairs and maintenance	13,584	1,019
Depreciation	119,939	119,939

Total operating expenses	3,137,415	877,310

Operating loss	(3,137,415)	(877,310)

Other income (expense)

Interest expense	(31,339)	(64,879)

Income before income taxes	(3,168,754)	(942,189)

Income tax provision	-	-

Net income (loss) for the period	(3,168,754)	(942,189)

Basic earnings (loss) per share	$(0.02)	$(0.02)
Weighted average shares outstanding	139,423,622	52,985,409
Fully diluted earnings (loss) per share	$(0.02)	$(0.02)
Fully diluted weighted average shares outstanding	139,423,622	52,985,409

See Notes to Financial Statements.

Index

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009

	Unaudited	unaudited
	3 mos ending 31 March 2010	3 mos ending 31 March 2009

Cash provided by (used in):
Operating activities:

Net income	$(3,168,754)	$(942,189)

Depreciation	119,939	119,939
Noncash share issuance for services	2,218,011
Noncash share issuance for interest	280,000
Changes in assets and liabilities		-
Accounts payable	81,734	764,917
Other Current Assets	269,919	-
Accounts payable-related parties	28,295	-
Accrued liabilities	(58,141)	64,866
Payroll liabilities	9,480	-

Net cash used by operating activities	(204,519)	7,533
Investing activities:
Purchase of mining rights		-

Net cash used by investing activities	-	-

Financing activities:
Proceeds from sale of Debentures	204,075	-
Proceeds from sale of common stock, net	32,500	-
Proceeds from Shareholder loans	-	-
Payments on Shareholder loans	-	-

Net cash provided by financing activities	229,075	-

Net increase/(decrease) in cash	17,056	7,533

Cash and cash equivalents at beginning of period	25,845	(1,063)

Cash and cash equivalents at end of period	$42,901	$6,470

See Notes to Financial Statements.

Index

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD ENDING MARCH 31, 2010

	Common Stock
		Dollars at	Paid in Cap.	Accum	Stockholders'
	Shares	Par ($.001)	Dollars $	Deficit	Equity

Balances 12/31/09	115,717,375	$115,717	$12,223,375	$(16,632,989)	$(4,293,897)
					-
Common shares issued for cash	250,000	250	32,250		32,500
					-
Common shares issued for services	15,555,500	15,556	2,202,455		2,218,011

Common shares issued for Acquisition	9,614,667	9,615	1,336,438		1,346,053

Common shares issued for Interest	2,000,000	2,000	278,000		280,000

Acquisition of investment held for sale			140,000		140,000

Shares Cancelled	(3,713,920)	(3,714)			(3,714)

Gain (loss) for year				(3,168,754)	(3,168,754)

Balances 3/31/10	139,423,622	139,424	16,212,518	(19,801,743)	(3,449,801)

See Notes to Financial Statements.

Index

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

PREPARATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2009 included in the Company’s Form 10-K filed on April 15, 2010.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Index

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CASH, CASH EQUIVALENTS and FINANCIAL INSTRUMENTS

Cash equivalents comprise certain highly liquid instruments with an original maturity of three months or less when purchased. As of the reporting dates, cash and cash equivalents consist of cash only. The Company’s financial instruments consist of cash and cash equivalents and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values.

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

Index

DUTCH GOLD RESOURCES, INC.
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

Index

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIC AND DILUTED LOSS PER SHARE

The Company computes net income (loss) per share in accordance with FASB ASC 260. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. At March 31, 2010, the Company had outstanding options, warrants and stock purchase rights to purchase a total of 7,777,500 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

ASSET RETIREMENT OBLIGATIONS

The Company follows FASB ASC 410-20, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.   ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As of March 31, 2010 and December 31, 2009 the Company had no asset retirement obligations.

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

Index

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2009, the FASB issued ASC 820 “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The Company has determined that the impact that the adoption of this standard will not have a material impact on the Company's results of operations and financial condition.

In April 2009, the FASB issued ASC 820 and ASC 320-10-65 "Recognition and Presentation of Other-Than-Temporary Impairments". This ASC modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The ASC also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the ASC, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis. The ASC further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. ASC 820 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company has adopted this pronouncement; and determined that there was no impact on the Company’s financial position or results of operations as a result of the adoption.

In April 2009, the FASB issued ASC 825, "Interim Disclosures about Fair Value of Financial Instruments." This ASC essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the ASC requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.  The Company has applied this pronouncement in the current reporting period.

Index

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2009, the FASB issued, "Subsequent Events ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has looked at subsequent events through the issuance date of this statement and has concluded that there are no material subsequent events for disclosure.

In June 2009, the FASB issued, "Accounting For Transfers of Financial Assets -- An Amendment Of FASB Statement ASC860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. ASC 860 eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company has determined that ASC860 will not have a material impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued "Amendments to FASB Interpretation No. 46 (RASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The Company has determined that the adoption of impact ASC 810-10 did not have a material impact on its financial condition, results of operations or cash flows.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company determined that the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

In January 2010, FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements ("ASU 2010-6"). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company determined that the adoption of ASU 2010-06 will not have a material impact on its consolidated results of operations or financial position.

Index

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 1, 2010. The Company determined that the adoption of ASU 2010-2 does not have a material impact on the Company's consolidated results of operations or financial position.

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company determined that the adoption of ASU 2009-17 does not have a material impact on its consolidated results of operations or financial position.

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

Index

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3—PROPERTIES, PLANT AND EQUIPMENT

Our major components of properties, plants, equipment are:

	March 31, 2010	December 31, 2009
Office Equipment	11,127	11,127
Lab Equipment	30,494	30,494
Mill Equipment	1,488,482	1,488,482
Mine – structural	359,782	359,782
Mine equipment	508,891	508,891
Subtotal	2,398,776	2,398,776
Less: accumulated depreciation	(1,752,192)	(1,632,253)
Net Fixed Assets	646,584	766,523

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

Index

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The transactions was accounted for as a recapitalization, with the shares issued as consideration being recorded at $3,936,480 that being value given up after considering price fluctuations and liquidity issues.

NOTE 6—CAPITAL STOCK

Common Stock

As of March 31, 2010, the Company had 139,423,622 shares of its $0.001 par value common stock issued and outstanding and as of December 31, 2009, the Company has 115,717,375 shares of its $0.001 par value common stock issued and outstanding.

Warrants

The fair value of the warrants is measured at the end of the reporting period with changes in fair value recognized in net income. None were recognized in the period ending March 31, 2009. The value determined for these warrants was $1,544,946.  Using the Black-Scholes valuation model and the market price and volatility of the Company’s shares of common stock as quoted on the OTCBB as of March 31 2010, the value of these warrants is determined to be zero.  The warrants do not confer upon the holders any rights or interest as a shareholder of the Company. As of March 31, 2010, the following share purchase warrants were outstanding:

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

7,777,500

Index

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The parties have agreed not to demand the loans through December 31, 2012 therefore the loans are recorded as long-term liabilities

The Company assumed notes issued by Dutch Mining, LLC in the amount of $250,000 to Gabriela Dienhart-Engel, who is the daughter of the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%.  The note is partially secured by the title to the Gold Bug Mine, and may be converted into shares of the Company.  The related parties have agreed not to demand the loans through December 31, 2012 therefore the loans are recorded as long-term liabilities

The Company assumed notes issued by Dutch Mining, LLC in the amount of $100,000 to CD TBE, LLC, a Company related to the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%.  The note is partially secured by the Gold Bug mine and certain equipment used by the Company, and may be converted into shares of the Company.  The related parties have agreed not to demand the loans through December 31, 2012 therefore the loans are recorded as long-term liabilities.

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

Index

DUTCH GOLD RESOURCES, INC.
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

NOTE 11 – ACQUISTION OF AULTRA GOLD, INC.

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

In January 2010, the Company announced that an independent consulting geologist conducted an NI 43-101 compliant report, indicating the mineral resource at the Basin Gulch property was sizeable. That report is available as a Form 8-K at www.sec.gov and on the Company website, www.dutchgold.com

On March 29, 2010, the Company’s subsidiary, Aultra Gold, Inc. (“Aultra Gold”) entered into an Agreement and Plan of Share Exchange (the “Agreement”) with Shamika Gold Inc., a Canadian Corporation (“Shamika”), and certain shareholders of Shamika (the “Shamika Holders”). Pursuant to the Agreement, Aultra Gold acquired all of the outstanding shares (the “Shamika Shares”) from the Shamika Holders in exchange for an aggregate of 25,500,000 shares of Aultra Gold’s common stock, par value $0.00001 per share (the “Common Stock”) (the “Exchange”). As a result of the Exchange, Shamika became a wholly-owned subsidiary of Aultra Gold. The Aultra Gold shares of Common Stock were issued to the Shamika Holders on a pro rata basis, on the basis of the shares held by such Shamika Holders at the time of the Exchange.

Index

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The former holders of the Shamika Shares now beneficially own approximately 51% of the outstanding shares of Aultra Gold Common Stock. Accordingly, the Exchange represents a change in control. Dutch Gold Resources, Inc. retained 4,950,000 shares of Shamika Gold, Inc. For financial accounting purposes, the acquisition was a reverse acquisition of Aultra Gold by Shamika, under the purchase method of accounting, and was treated as a recapitalization with Shamika as the acquirer. Upon consummation of the Exchange, Aultra Gold adopted the business plan of Shamika.

NOTE 12 – MINING LEASE AND OPTION TO PURCHASE

In 1996, the Company entered into a lease agreement for the Benton Mine (the “Agreement”). The Agreement provides for a monthly minimum advance royalty payment of $5,000. The production royalty provides that the lessor pay 4% of the value of ores, minerals, metals, bullion and mineral products derived from the property to the lessee. In addition, lessee will pay 1% of the value of ores, minerals, metals, bullion and mineral products derived within one mile of the leased property.   This Agreement was last amended January 25, 2006.  The Company has had an option to acquire the Benton Mine for $10 million.  As of the date of this report, the Company is default under the terms of the Agreement. The Company must complete a reclamation plan for the Benton Mine by the end of June 2010, and may apply for a commercial mining permit when completed and the disagreements between Benton Mine, Inc. and Dutch Mining, LLC are resolved. The disagreements between the parties are long standing, causing the Agreement to be in default. Dutch Mining LLC disputes the amount of royalties due to the lessor. Dutch Mining LLC does not and will not operate under the aforementioned lease until a reclamation plan is completed and a full commercial permit is obtained.  At such time, the Benton Mine, Inc. and the Company will have to agree on new terms of the lease, resolving any and all disputed amounts.

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

Index

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward Looking Statements

The following discussion and analysis should be read in conjunction with our unaudited financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

An updated NI 43-101 complete report was filed with the Securities and Exchange Commission in January 2010.  The report showed a significant increase in mineralization, using data not previously reported.  A copy of the report is available at www.SEC.gov or on the Company website, www.dutchgold.com.

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

Index

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

Index

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

Index

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

As of March 31, 2010, we had a cash balance of $42,901. We estimate that, based upon our current business, we will require up to $4,000,000 over the next two years.  However, the Company cannot properly anticipate the capital expenditures and working capital needed in connection with the operations and development.

Our independent certified public accountants stated in their report dated  January 28, 2010 for the fiscal year ending December 31, 2009 that we have incurred operating losses from our inception and that we are dependent upon our ability to meet our future financing requirements, and the success of future operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

Index

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances.  We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

On April 8, 2010, the Company was advised that the Securities and Exchange Commission is conducting an investigation titled “In the Matter of Dutch Gold Resources, Inc.,” File No. A-03222.  In the investigation, the Company and its Chief Executive Officer, Daniel W. Hollis, received subpoenas to produce documents to and provide investigative testimony before the staff of the Commission.  Neither the Company nor Mr. Hollis have been notified of the specific nature of the investigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

On March 29, 2010, the Company’s subsidiary, Aultra Gold, Inc. (“Aultra Gold”) entered into an Agreement and Plan of Share Exchange (the “Agreement”) with Shamika Gold Inc., a Canadian Corporation (“Shamika”), and certain shareholders of Shamika (the “Shamika Holders”).  Pursuant to the Agreement, Aultra Gold acquired all of the outstanding shares (the “Shamika Shares”) from the Shamika Holders in exchange for an aggregate of 25,500,000 shares of Aultra Gold’s common stock, par value $0.00001 per share (the “Common Stock”) (the “Exchange”).  As a result of the Exchange, Shamika became a wholly-owned subsidiary of Aultra Gold.  The Aultra Gold shares of Common Stock were issued to the Shamika Holders on a pro rata basis, on the basis of the shares held by such Shamika Holders at the time of the Exchange.

Index

The former holders of the Shamika Shares now beneficially own approximately 51% of the outstanding shares of Aultra Gold Common Stock. Accordingly, the Exchange represents a change in control. Dutch Gold Resources, Inc. retained 4,950,000 shares of Shamika Gold, Inc. For financial accounting purposes, the acquisition was a reverse acquisition of Aultra Gold by Shamika, under the purchase method of accounting, and was treated as a recapitalization with Shamika as the acquirer. Upon consummation of the Exchange, Aultra Gold adopted the business plan of Shamika.

Item 6. Exhibits.

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer
(Principal Executive Officer)

By:	/s/Steve Keaveney
Steve Keaveney, Chief Financial Officer
(Principal Financial Officer)