Form 10-Q
period 2010-06-30
Dutch Gold Resources Inc
filed 2010-08-12
CIK 928375

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 2010

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number:   333-72163

DUTCH GOLD RESOURCES, INC.

Nevada	58-2550089
(State of Incorporation)	(I.R.S. Employer Identification No.)

3500 Lenox Road, NE
Suite 1500
Atlanta, Georgia  30326
(Address of principal executive offices)

(404) 419-2440
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at June 30, 2010
Common Stock, par value $0.001 per share	149,744,622

DUTCH GOLD RESOURCES, INC.
Form 10-Q

Index

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
As of JUNE 30, 2010 and DECEMBER 31, 2009

	UNAUDITED
	June 30, 2010	31 Dec 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	16,512	25,845
Investments available for sale	140,000	0
Other current assets	5,250	269,919
Total current assets	161,762	295,764
Long Term Assets
Mineral properties	1,346,053	0
Property, plant and equipment at cost	2,381,015	2,398,776
Less accumulated depreciation	(1,883,131)	(1,632,253)
Net property, plant and equipment	1,843,937	766,523
Other Assets	94,852	179,852
TOTAL ASSETS	2,100,551	1,242,139

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	1,110,514	1,312,177
Accounts payable-related parties	134,079	141,391
Payroll liabilities	558,686	558,686
Accrued liabilities	499,320	648,856
Convertible loans	355,495	360,000
Total current liabilities	2,658,094	3,021,110

LONG-TERM LIABILITIES:
Long-term Notes payable-related parties	2,871,926	2,514,926

Total long-term liabilities	2,871,926	2,514,926

TOTAL LIABILITIES	5,530,020	5,536,036

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value 10,000,000 authorized, no shares issued and outstanding	0	0
Common stock, $.001 par value 500,000,000 shares authorized, 149,744,622 and 115,717,375 issued and outstanding at June 30, 2010 and December 31, 2009 respectively	149,745	115,717
Additional paid-in-capital	15,008,400	12,223,375
Accumulated deficit	(18,587,614)	(16,632,989)
Total stockholders' deficit	(3,429,469)	(4,293,897)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	2,100,551	1,242,139

See notes to consolidated financial statements

Index

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009

	UNAUDITED		UNAUDITED
	Three months ending June 30, 2010	Three months ending June 30, 2009	Six months ending June 30, 2010	Six months ending June 30, 2009

Revenue

Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operational Expenses

Organizational, selling, general and administrative expenses	298,771	2,095,778	1,903,902	2,852,130
Rent and repairs and maintenance	11,914	1,200	25,498	2,219

Depreciation	119,939	119,939	239,878	239,878

Total operating expenses	430,624	2,216,917	2,169,278	3,094,227

Operating loss	(430,624)	(2,216,917)	(2,169,278)	(3,094,227)

Other income (expense)

Interest expense	(110,000)	(612,550)	(225,342)	(677,429)

Income before income taxes	(540,624)	(2,829,467)	(2,394,620)	(3,771,656)

Income tax provision	-	-	-	-

Net income (loss) for the period	(540,624)	(2,829,467)	(2,394,620)	(3,771,656)

Basic earnings (loss) per share	$(0.00)	$(0.04)	$(0.02)	$(0.05)

Weighted average shares outstanding	149,744,622	68,982,226	149,744,622	68,982,226
Fully diluted earnings (loss) per share	$(0.00)	$(0.04)	$(0.02)	$(0.05)

Fully diluted weighted average shares outstanding	149,744,622	68,982,226	149,744,622	68,982,226

See notes to consolidated financial statements

Index

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED June 30, 2010 and 2009

	Six months ending June 30, 2010	Six months ending June 30, 2009

Cash provided by (used in):
Operating activities:

Net income	$(2,394,620)	$(3,771,656)

Depreciation	239,878	239,878
Noncash share issuance for services	1,174,072	3,544,282
Write-off of Accounts Payable	265,366
Common Stock Issued to Retire Debt	106,525
Noncash share issuance for interest	225,342	554,656
Changes in assets and liabilities		-
Accounts payable	(201,663)	831,020
Other Current Assets	349,669	(1,602,548)
Accounts payable-related parties	(7,312)	-
Accrued liabilities	(149,536)	122,758

Net cash used by operating activities	(392,279)	(81,610)

Financing activities:
Proceeds from sale of Debentures	357,000	41,126
Proceeds from sale of common stock, net	25,946	50,000

Net cash provided by financing activities	382,946	91,126

Net increase/(decrease) in cash	(9,333)	9,516

Cash and cash equivalents at beginning of period	25,845	(1,063)

Cash and cash equivalents at end of period	$16,512	$8,453

Supplemental schedule of non-cash charges:
Noncash share issuance for services	1,174,072	3,544,282
Write-off of Accounts Payable	265,366
Common Stock Issued to Retire Debt	106,525
Noncash share issuance for interest	225,342	554,656

See notes to consolidated financial statements

Index

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE Three Months Ending June 30, 2010

	Common Stock
	Shares	Dollars at Par ($.001)	Paid in Cap. Dollars $	Accum. Deficit	Stockholders' Equity

Balances 12/31/09	115,717,375	$115,717	$12,223,375	$(16,192,994)	(3,853,902)
					-
Common shares issued for cash	946,000	946	25,000		25,946
					-
Common shares issued for services	20,555,500	20,556	1,174,072		1,194,628

Common shares issued to retire debt	6,625,000	6,625	99,900		106,525

Common shares issued for Acquisition	9,614,667	9,615	1,346,053		1,355,668

Acquisition of investment held for sale			140,000		140,000

Shares Cancelled	(3,713,920)	(3,714)			(3,714)

Gain (loss) for year				(2,394,620)	(2,394,620)

Balances 6/30/2010	149,744,622	149,745	15,008,400	(18,587,614)	(3,429,469)

See notes to consolidated financial statements

Index

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Dutch Gold Resources, Inc. is a junior gold miner that acquires and develops mining properties that can be put into production, or have a capital creation event,  within 12 to 24 months. The Company’s mission is to become a recognized gold producer within two years. A key to this plan is the acquisition of late stage exploration and development projects that can be quickly advanced to production.  Our objective is to focus on low-risk and proven reserves that will be valuable and produced returns for its shareholders.

PRINCIPLES OF CONSOLIDATION

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include our accounts and our wholly owned subsidiaries’ accounts (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

PREPARATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2009 included in the Company’s Form 10-K filed on April 15, 2010.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the period ended June 30, 2010 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

REVENUE RECOGNITION

We recognize the sale of product when an agreement of sale exists, product delivery has occurred, title has transferred to the customer and collection is reasonably assured. The price received is based upon terms of the contract.  There was no revenue generated in the reporting period.

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

Index

DUTCH GOLD RESOURCES, INC.
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

Index

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIC AND DILUTED LOSS PER SHARE

The Company computes net income (loss) per share in accordance with FASB ASC 260. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. At June 30, 2010, the Company had outstanding options, warrants and stock purchase rights to purchase a total of 7,777,500 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

ASSET RETIREMENT OBLIGATIONS

The Company follows FASB ASC 410-20, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.   ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As of June 30, 2010 and December 31, 2009 the Company had no asset retirement obligations.

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

Index

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2009, the company-adopted guidance issued by the FASB on business combinations ASC 805 including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. In a business combination, including business combinations achieved in stages (step acquisition), the acquirer is required to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, it requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption has not had a material impact on the company’s financial statements.

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

Index

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

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

NOTE 2—PROPERTIES, PLANT AND EQUIPMENT

Property Plant and Equipment consists of:

	June 30, 2010	December 31, 2009
Mine and Mill Equipment	2,381,015	2,296,776
Mineral Properties Jungo and Basin Gulch	1,346,053	0
Subtotal	2,398,776	2,398,776
Less: accumulated depreciation	(1,883,131)	(1,632,253)
Net Fixed Assets	497,884	766,523

The Internal Revenue Service has a federal lien on the company’s subsidiary Dutch Mining, LLC’s equipment, real property and leases in the amount of $567,062.  The State of Oregon Department of

Index

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue has a lien on the company’s subsidiary Dutch Mining, LLC’s personal and real property in the amount of $118,663. Dutch Gold Resources, Inc. is not liable for the taxes associated with these liens, except to the extent that it makes additional capital available to Dutch Mining, LLC.

NOTE 3—INCOME TAX

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

Based on our assessment of FIN 48, we concluded that the adoption of FIN 48, as of January 1, 2007, had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. Our year-end analysis supports the same conclusion, and we do not have an accrual for uncertain tax positions as of December 31, 2009. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest-to-interest expense, and  penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 4—ACQUISITION OF SUBSIDIARY

In January 4, 2007, the company entered into a definitive Share Exchange Agreement (the “Agreement”) with Dutch Mining, L.L.C., an Oregon limited liability company (“Dutch Mining”).  Pursuant to the agreement, the Company agreed to acquire 100% of the outstanding equity of Dutch Mining from the stockholders of Dutch Mining (the “Dutch Mining Shareholders”) in exchange for the issuance by the

Index

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company to the Dutch Mining Shareholders of an aggregate of 24,000,000 newly issued shares of common stock (“the Exchange Shares”). The Exchange shares were issued to the Dutch Mining Shareholders on a pro rata basis, in proportion to the ratio that the percentage of Dutch Mining Interest held by such.  Dutch Mining Shareholder bears to the number of shares of Dutch Mining Interests held by all the Dutch Mining Shareholders as of the contract closing date.

The transactions was accounted for as a recapitalization, with the shares issued as consideration being recorded at $3,936,480 that being value given up after considering price fluctuations and liquidity issues.

NOTE 5—CAPITAL STOCK

Common Stock

As of June 30, 2010, the Company had 149,744,622 shares of its $0.001 par value common stock issued and outstanding and as of December 31, 2009, the Company has 115,717,375 shares of its $0.001 par value common stock issued and outstanding.

Warrants

The fair value of the warrants is measured at the end of the reporting period with changes in fair value recognized in net income. None were recognized in the period ending June 30, 2010. The value determined for these warrants was $1,544,946.  Using the Black-Scholes valuation model and the market price and volatility of the Company’s shares of common stock as quoted on the OTCBB as of June 30, 2010, the value of these warrants is determined to be zero.  The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

Index

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As at June 30, 2010 the following share purchase warrants were outstanding:

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

NOTE 6 —RELATED PARTY TRANSACTIONS

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

Index

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company assumed a note issued by Dutch Mining LLC in the amount of $950,000 to Josef Bauer for working capital.  The note is guaranteed by Ewald Dienhart and carries an interest rate of 8.0%.  The related parties have agreed not to demand the loans through December 31, 2012 therefore the loans are recorded as long-term liabilities.

The Company leases space from Rendata Industrial Park, LLC. Rendata Industrial Park ownership: The Ebert Family Trust owns 52% and the remaining 48% is owned by the Caruso Dienhart (TBE) Family LLC.  For the period ended December 31, 2009 the Company accrued rent and related expenses in the amount of $142,380 and had a payable balance accrued of $311, 775 at June 30, 2010.

The Company had an agreement with HPUs, LLC, whose Managing Member Patrick Engel, is related to the Company’s former Chairman, effective November 30, 2007 to provide management services. The contract was for one year, automatically renewable unless terminated for a monthly amount of $9,500.

The company owed $69,683 is owed to Caruso Dienhart (TBE) Family LLC for short term advances at December 31, 2009.

NOTE 7 – MINERAL PROPERTIES AND DEVELOPMENT COSTS

With the acquisition of the Basin Gulch Project and the Jungo Project, we also acquired certain mining claims and permits in the transaction. Since that time, we have not commenced any mining operations therefore, we have not recorded any amortization expense and we have determined that no impairment has occurred for the period ended June 30, 2010. Components of our mineral properties and development costs are as follows:

June 30, 2010
Basin Gulch claims	$1,252,053
Jungo	94,000
$1,346,053

NOTE 8—FINANCIAL CONDITION AND GOING CONCERN

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

NOTE 9—COMMITMENTS AND CONTINGENCIES

The Company leases office space in Atlanta Georgia under a one-year renewable contact presently at approximately $1,500 monthly. The rates escalate over the term.

Index

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was a lease agreement entered into between the Company and Rendata Industrial Park, LLC on the 31st of March, 2002 for certain rental property consisting of 32,900 square feet of covered space located within Rendata Industrial Park in Josephine County, Oregon. The lease is for a monthly amount of $11,075, for a ten-year period. The lease has an option for two ten-year lease extensions under the same terms and conditions.

NOTE 10 – ACQUISITION OF AULTRA GOLD, INC.

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

Index

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – MINING LEASE AND OPTION TO PURCHASE

GOLD BUG MINE

In 1995, the Company purchased the mining property known as Mineral Lot no. 351 final certificate No. 83 consisting of the Gold Bug, Silver State, Silver Dollar, Oregonian, Bimetallist and US Lode Claims in Joseph County, Oregon.  These claims are collectively referred to as the

Gold Bug, which had gold production until 1942, when mining ceased as a result of World War II.  Historic production and current geochemical studies indicate the presence of minerals.

associated with gold formations.  The Company intends to permit the Gold Bug Mine after completing a thorough and diligent study to assess the economic potential of the properties.  The ore grade and composition can be processed at the Company’s mill in Grants Pass, OR.   The Company is evaluating the economic feasibility of this project, in comparison to the potential projected capital costs, production cost and potential Return on Investment, compared to other projects in the Company’s portfolio.

BENTON MINE

In 1996, the Company entered into a lease agreement for the Benton Mine (the “Agreement”).  The Agreement provides for a monthly minimum advance royalty payment of $5,000. As of the date of this report, the Company is default under the terms of the Agreement. The Company has completed the reclamation plan for the Benton Mine and is evaluating the economic feasibility of the project, weighing projected capital costs and anticipated return on investment against other projects in the company portfolio.  If it is determined that the Benton Mine is viable for future investment the existing lease will have to be re-negotiated and brought up to date.

BASIN GULCH

Dutch Gold Resources, Inc., was granted an assignment of the Basin Gulch Mine lease between Aultra Gold, Inc. and Strategic Minerals, Inc. as a result of the acquisition of this asset and the majority of the stock in Aultra Gold, Inc.  On May 31, 2006, the Company entered into a Mining Lease Agreement with Strategic, whereby Strategic granted the Company the exclusive right to explore, evaluate, develop, and mine the Basin Gulch Property, Montana. The advanced exploration and test mining project consists of eleven patented mineral claims, surrounded by the Deer Lodge National Forest, totaling about 217.9 acres. The claims are all located at the head of Basin Gulch, on the northern slopes of the West Fork Buttes, within the Sapphire Range of the Western Montana Rocky Mountains.

The three-stage Mining Lease Agreement for Basin Gulch is structured as follows:

Stage 1 initial payment:

The Company paid its initial cash payment of $10,000 and prior to July 30, 2006 satisfied its reporting obligations to Strategic regarding all the exploration and studies conducted on the premises of Basin Gulch Property.

Index

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stage 2 advance production royalties:

To further evaluate and develop the minerals, the Company fulfilled the following obligations:

i) By June 10, 2006, it paid a cash payment of $15,000 directly to the underlying property owner;

ii) by September 10, 2006 made a cash payment of $25,000 directly to the underlying property owner, and at the end of each flowing six month period to date..  Since 2008, Dutch Gold Resources, Inc. made such payments under an agreement with AGI, which granted a security interest in all the claims, in the event that AGI could not repay such advances;

iii) a cash payment of $25,000 will be made on September 10, 2010, and thereafter on every six months until production has commenced.

Stage 3 production royalties:

Upon commencement of production, the Company must pay the greater of:

i) A twice annual cash payment of $50,000 due on March 10 and September 10 of each year; or

ii) 3% of the gross sales receipts of the gold and silver sold, due semi-annually on March 10 and September 10 of each year;

Should production be suspended for a period of 6 months or longer, the twice annual advance production royalty of $50,000 listed above resume. Upon the completion of payments totaling $8,000,000, the Company will have purchased the mineral rights to this property.

JUNGO
On June 1, 2007, the Company entered into a formal binding Agreement of Purchase and Sale (the "Agreement") with W.R. Hansen, an individual (the “Seller”), pursuant to which the Company acquired from the Seller certain mining claims together with all improvements and all equipment owned by the Seller located thereon, located in Humboldt County, State of Nevada (the “Property”). In consideration of the purchase of the Property, the Company agreed to: (i) reimburse the Seller for all staking and filing costs related to the Property, (ii) issue to the Seller 50,000 restricted shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), valued at $0.50 per share, (iii) upon its sole determination of sufficient mineralization to place the Property in production, to further issue to the Seller additional 50,000 restricted shares of the Company’s Common Stock, such that the Company shall make such a determination not later than 30 days following the acquisition of the data contemplated by paragraph 3.3 of the Agreement, (iv) not later than 10 days following the date the Property is placed into development for production of metals, to issue to the Seller an additional 100,000 restricted shares of the Company’s Common Stock, and (v) as further consideration after the Property is placed in production, to direct to the Seller a monthly Net Smelter Royalty of 2% upon all gold, silver, copper, or other metals (the “Metals”) produced and sold from the Property (each royalty payment shall be paid not later than 30 days following the last day of the month in which the metals were produced and sold). Closing of the sale and purchase of the Property occurred on the same date, as under the Agreement both the Company and the Seller have performed their mutual obligations under paragraph 2.2 and Section 4 thereof.

Index

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13- SUBSEQUENT EVENTS

On July 15, 2010, the Company consummated an Exchange Agreement (the “Agreement”) with Embassy International, LLC, a Florida limited liability company (the “Holder”).  Pursuant to the Agreement, the Company issued 15,800,000 shares (the “Shares”) of its common stock, par value $0.001 per share (the “Common Stock”), in exchange for partial satisfaction in the amount equal to $50,000.00 of a certain promissory note owed by the Company to the Holder in the principal amount of $1,214,962.00.  The Shares are subject to adjustment and potential return to the Company for retirement based upon the loan amount converted and 75% of the volume weighted average price of the Common Stock for the twenty trading days following the delivery of the Shares.  The promissory note was issued by Dutch Mining, LLC, a wholly-owned subsidiary of the Company (“Dutch Mining”), to the Holder on December 31, 2006 and was assumed by the Company pursuant to an Agreement and Plan of Share Exchange, dated January 4, 2007, between the Company and Dutch Mining.  Also on that date, the Holders sold the Shares to Socius CG, II, Ltd., an unaffiliated Bermuda company.

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

Basin Gulch, Montana

The Basin Gulch Mine is a large, open-ended, gold and silver system in Montana located in central Montana west of Helena near the Idaho border.  This area has produced some of the most prolific strikes, including the famous Last Chance Gulch mine, and Barrick’s Golden Sunlight Mine.

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

The Company is evaluating consultants to facilitate the process of testing, drilling and developing the Basin Gulch property.  Subject to funding, the Company expects to file for a preliminary permit for the above-mentioned activities prior to September 30, 2010.  We expect to begin testing and drilling during the following quarter of 2010.

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

Activity among major mining companies continues to grow in the immediate area, In addition to the Sleeper and Hycroft mines, Jungo is adjacent to the Sandman mine, currently being developed by Frontier Gold and their joint venture partner, Newmont.

The Company announced results of a trenching investment in the quarter ending June 30, 2010.  Based on these results, the Company plans to begin a drilling program during the second half of 2010.

Southern Oregon Operations

The Company maintains one mining project, and has completed that reclamation on the Benton Mine, and a mill near Grants Pass, in southern Oregon.

Mill

The mill at Grants Pass, Oregon has capacity to produce 330 tons/day and the company is seeking mining partners to increase the utilization of this mill.

Index

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

Benton Mine

The Company had a lease, which is the subject of various disputes with the owner of the Benton Mine.  The mine is currently in Care and Maintenance mode. There are disagreements with the owners of Benton Mine and Dutch Mining LLC as to the amount of royalties due to the lessor.  Dutch Mining LLC does not and will not operate under the aforementioned lease until a reclamation plan is completed and a full commercial permit is obtained.  The Company produced and sold gold ore in 2007 and 2008, selling gold concentrates to a domestic buyer and to an international buyer.  The Company has not produced or sold any gold from the Benton Mine since 2008.

Employee relations

As of June 30, 2010, we had 3 employees.

Reclamation

We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.  The Company has recently completed a reclamation plan at the Benton Mine.

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required for our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States. There are no current orders or directions relating to us with respect to the foregoing laws and regulations. For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative affects of these laws and regulations please see "Item 1A.—Risk Factors" below.

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

Index

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

Results of Operations

Three Months ended June 30, 2010 and 2009

During the three-month period ended June 30, 2010 the Company incurred operating expenses of $430,624 and interest expenses of $110,000 as compared to operating expenses of $2,216,917 and interest expenses of $612,550 for the period ended June 30, 2009.  The Company's net loss during the three-month period ended June 30, 2010 was $540,624 as compared to a net loss of $2,829,467 during the three-month period ended June 30, 2009.

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

Source of Revenue

The Company has gold concentrates and Dore to brokers who then process the concentrates throughout the world, primarily in Mexico.  The Company has negotiated to sell its concentrates to smelters in Germany and China.  The Company did not make and sales; neither did it produce any gold during the reporting periods.

Liquidity and Capital Resources

We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of debt. With limited liquid assets and depreciating fixed assets the availability of funds from traditional sources of debt will be limited, and we cannot assure you that there will be a source of funds in the future.

As of June 30, 2010, we had a cash balance of $16,512. We estimate that, based upon our current business, we will require up to $4,000,000 over the next two years.  However, the Company cannot properly anticipate the capital expenditures and working capital needed in connection with the operations and development.

Index

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

Index

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the six months ending June 30, 2010, the Company sold convertible debentures in the aggregate amount of $357,000. The debentures are convertible into shares of the Company’s Common Stock based on a formula to a discount of the Company’s stock price.  The debentures have an interest rate of 8%.

For the six months ending June 30, 2010, the Company issued 946,000 shares of its Common Stock for subscription proceeds in the aggregate amount of $25,946.

For the twelve months ending December 31, 2009, the Company issued 5,030,000 shares of its Common Stock for subscription proceeds in the aggregate amount of $528,000.

For the twelve months ending December 31, 2008, the Company issued 1,287,333 shares of its Common Stock for the conversion of debt in the amount of $250,000.

For the twelve months ending December 31, 2008, the Company issued 1,823,336 shares of its Common Stock for subscription proceeds in the aggregate amount  of $1.022 million.

Except as noted above, the sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D and Regulation S promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.  All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

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

On August 6 2010, Steve Keaveney was appointed as the Company’s Chief Financial Officer of the Company.

Item 6.  Exhibits

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

Date:  August 11, 2010

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer
(Principal Executive Officer)

By:	/s/Steve Keaveney
Steve Keaveney, Chief Financial Officer
(Principal Financial Officer)