Form 10-Q
period 2010-09-30
Dutch Gold Resources Inc
filed 2010-11-12
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to  ______.

Commission file number:   333-72163

DUTCH GOLD RESOURCES, INC.

Nevada	58-2550089
(State of Incorporation)	(I.R.S. Employer Identification No.)

3500 Lenox Road, NE
Suite 1500
Atlanta, Georgia 30326
(Address of principal executive offices)

(404) 419-2440
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  No
Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "large accelerated filer, accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Class	Outstanding at September 30, 2010
Common Stock, par value $0.001 per share	192,948,792

DUTCH GOLD RESOURCES, INC.

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART 1 – FINANCIAL INFORMATION
ITEM 1.  Financial Statements

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
As of SEPTEMBER 30, 2010 and DECEMBER 31, 2009

	UNAUDITED
	30 Sept 2010	31 Dec 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	3,184	25,845
Investments available for sale	140,000	0
Other current assets	5,250	269,919
Total current assets	148,434	295,764
Long Term Assets
Mineral properties	1,394,053	0
Property, plant and equipment at cost	2,369,424	2,398,776
Less accumulated depreciation	(1,992,070)	(1,632,253)
Net property, plant and equipment	1,771,407	766,523
Other
Assets	94,852	179,852
TOTAL ASSETS	2,014,693	1,242,139

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	1,126,541	1,312,177
Accounts payable-related parties	367,237	141,391
Payroll liabilities	558,686	558,686
Accrued liabilities	724,662	648,856
Convertible loans	373,005	360,000
Total current liabilities	3,150,131	3,021,110

LONG-TERM LIABILITIES:
Long-term Notes payable-related parties	2,901,926	2,514,926

Total long-term liabilities	2,901,926	2,514,926

TOTAL LIABILITIES	6,052,057	5,536,036

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value 10,000,000 authorized, no shares issued and outstanding	0	0
Common stock, $.001 par value 500,000,000 shares authorized, 192,948,792 and 115,717,375 issued and outstanding at September 30, 2010 and December 31, 2009 respectively	192,949	115,717
Additional paid-in-capital	15,786,033	12,223,375
Accumulated deficit	(20,016,347)	(16,632,989)
Total stockholders' deficit	(4,037,364)	(4,293,897)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	2,014,693	1,242,139
See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

	UNAUDITED		UNAUDITED
	3 mos ending September 30, 2010	3 mos ending September 30, 2009	9 mos ending September 30, 2010	9 mos ending September 30, 2009

Revenue

Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operational Expenses

Organizational, selling, general and administrative expenses	845,480	2,077,154	2,774,880	4,931,503
Depreciation	119,939	119,939	359,817	359,817

Total operating expenses	965,419	2,197,093	3,134,697	5,291,320

Operating loss	(965,419)	(2,197,093)	(3,134,697)	(5,291,320)

Other income (expense)

Interest expense	(23,319)	(345,798)	(248,661)	(1,023,227)

Income before income taxes	(988,738)	(2,542,891)	(3,383,358)	(6,314,547)

Income tax provision	-	-	-	-

Net income (loss) for the period	(988,738)	(2,542,891)	(3,383,358)	(6,314,547)

Basic earnings (loss) per share	$(0.01)	$(0.03)	$(0.02)	$(0.07)
Weighted average shares outstanding	192,948,792	96,204,042	192,948,792	96,204,042
Fully diluted earnings (loss) per share	$(0.01)	$(0.03)	$(0.02)	$(0.07)
Fully diluted weighted average shares outstanding	192,948,792	96,204,042	192,948,792	96,204,042

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED September 30, 2010 and 2009

	9 mos ending September 30, 2010	9 mos ending September 30, 2009

Cash provided by (used in):
Operating activities:

Net income	$(3,383,358)	$(6,314,547)

Depreciation	359,817	359,817
Noncash share issuance for services	1,277,881	5,309,783
Noncash share issuance for interest		818,656
Common Stock Issued to Retire Debt
Changes in assets and liabilities
Accounts payable	(185,636)	(1,468,070)
Accounts payable-related parties	225,846	909,819
Current Assets	349,669
Accrued liabilities	75,806	198,214
Payroll liabilities	(0)

Net cash used by operating activities	(1,279,975)	(186,328)
Investing activities:
Purchase of mining rights	-	-

Net cash used by investing activities	-	-

Financing activities:
Proceeds from sale of Debentures	387,000	40,561
Interest Expense
Convertible Loans	13,005
Common Stock Issued to Retire Debt	831,362
Proceeds from sale of common stock, net	25,946	147,500
Proceeds from Shareholder loans	-	-
Payments on Shareholder loans	-	-

Net cash provided by financing activities	1,257,313	188,061

Net increase/(decrease) in cash	(22,661)	1,733

Cash and cash equivalents at beginning of period	25,845	(1,063)

Cash and cash equivalents at end of period	$3,184	$670
Supplemental schedule of non-cash charges:
Noncash share issuance for services	1,174,072	3,544,282
Write-off of Accounts Payable	265,366
Common Stock Issued to Retire Debt	106,525
Noncash share issuance for interest	225,342	554,656

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE Three Months Ending September 30, 2010

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

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Dutch Gold Resources, Inc. is a junior gold miner that acquires and develops mining properties that can that can be put into production, or have a capital creation event, within 12 to 24 months. The Company’s mission is to become a recognized gold producer within two years. A key to this plan is the acquisition of late stage exploration and development projects that can be quickly advanced to production.  Our objective is to focus on low-risk and proven reserves that will be valuable and produced returns for its shareholders.

PRINCIPLES OF CONSOLIDATION

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include our accounts and our wholly owned subsidiaries’ accounts (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

PREPARATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2009 included in the Company’s Form 10-K filed on April 15, 2010.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

DUTCH GOLD RESOURCES, INC.
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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has adopted FASB ASC 815-10 that requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.  The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of this pronouncement does not have an impact on the Company’s financial statements.

BASIC AND DILUTED LOSS PER SHARE

The Company computes net income (loss) per share in accordance with FASB ASC 260. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. At September 30, 2010, the Company had outstanding options, warrants and stock purchase rights to purchase a total of 7,777,500 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

ASSET RETIREMENT OBLIGATIONS

The Company follows FASB ASC 410-20, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.   ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at September 30, 2010 and December 31, 2009 the Company had no asset retirement obligations.

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

On January 1, 2009, the company-adopted guidance issued by the FASB on business combinations ASC 805 including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. In a business combination, including business combinations achieved in stages (step acquisition), the acquirer is required to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, it requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption has not had a material impact on the company’s financial statements.

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

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3—PROPERTIES, PLANT AND EQUIPMENT

Property Plant and Equipment consists of:

	September 30, 2010	December 31, 2009
Mine and Mill Equipment	2,369,424	2,296,776
Mineral Properties Jungo and Basin Gulch	1,394,424	0
Subtotal	3,763,848	2,398,776
Less: accumulated depreciation	(1,992,070)	(1,632,253)
Net Fixed Assets	1,771,778	766,523

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

NOTE 6—CAPITAL STOCK

Common Stock

As of September 30, 2010, the Company had 192,948,792 shares of its $0.001 par value common stock issued and outstanding and as of December 31, 2009, the Company has 115,717,375 shares of its $0.001 par value common stock issued and outstanding.

Warrants

The fair value of the warrants is measured at the end of the reporting period with changes in fair value recognized in net income. None were recognized in the period ending June 30, 2010. The value determined for these warrants was $1,544,946.  Using the Black-Scholes valuation model and the market price and volatility of the Company’s shares of common stock as quoted on the OTCBB as of June 30 2010, the value of these warrants is determined to be zero.  The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2010 the following share purchase warrants were outstanding:

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

The Company leases space from Rendata Industrial Park, LLC. Rendata Industrial Park ownership: The Ebert Family Trust owns 52% and the remaining 48% is owned by the Caruso Dienhart (TBE) Family LLC.  For the period ended December 31, 2009 the Company accrued rent and related expenses in the amount of $142,380 and had a payable balance accrued of $311, 775 at September 30, 2010.

The Company had an agreement with HPUs, LLC, whose Managing Member Patrick Engel, is related to the Company’s former Chairman, effective November 30, 2007 to provide management services. The contract was for one year, automatically renewable unless terminated for a monthly amount of $9,500.

NOTE 8 – MINERAL PROPERTIES AND DEVELOPMENT COSTS

With the acquisition of the Basin Gulch Project and the Jungo Project, we also acquired certain mining claims and permits in the transaction. Since that time, we have not commenced any mining operations therefore, we have not recorded any amortization expense and we have determined that no impairment has occurred for the period ended September 30, 2010. Components of our mineral properties and development costs are as follows:

September 30, 2010
Basin Gulch claims	$1,300,424
Jungo	94,000
$1,394,424

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

In January 2010, the Company announced that an independent consulting geologist conducted an NI 43-101 compliant report, indicating the mineral resource at the Basin Gulch property was sizeable. That report is available as a Form 8K at www.sec.gov and on the Company website, www.dutchgold.com

On March 29, 2010, the Company’s subsidiary, Aultra Gold, Inc. entered into an Agreement and Plan of Share Exchange (the “Agreement”) with Shamika Gold Inc., a Canadian Corporation (“Shamika”), and certain shareholders of Shamika (the “Shamika Holders”).  Pursuant to the Agreement, the Company acquired all of the outstanding shares (the “Shamika Shares”) from the Shamika Holders in exchange for an aggregate of 25,500,000 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) (the “Exchange”).  As a result of the Exchange, Shamika became a wholly owned subsidiary of the Company.  The Company shares were issued to the Shamika Holders on a pro rata basis, on the basis of the shares held by such Shamika Holders at the time of the Exchange.

The former holders of the Shamika Shares now beneficially own approximately 51% of the outstanding shares of our Common Stock. Accordingly, the Exchange represents a change in control. Dutch Gold Resources, Inc. retained 4,950,000 shares of Shamika Gold, Inc. These shares are carried at the lower of cost or market value whichever is less for financial reporting purposes.  Market value at September 30, 2010 was $1,237, 500.  For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Shamika, under the purchase method of accounting, and was treated as a recapitalization with Shamika as the acquirer. Upon consummation of the Exchange, the Company adopted the business plan of Shamika and the Company owns 9.9% of the Shamika business.

NOTE 12 – MINING LEASE AND OPTION TO PURCHASE

GOLD BUG MINE

In 1995, the Company purchased the mining property known as Mineral Lot no. 351 final certificate No. 83 consisting of the Gold Bug, Silver State, Silver Dollar, Oregonian, Bimetallist and US Lode Claims in Josephine County, Oregon.  These claims are collectively referred to as the Gold Bug, which had gold production until 1942, when mining ceased as a result of World War II.  Historic production and current geochemical studies indicate the presence of minerals associated with gold formations.  The Company intends to permit the Gold Bug Mine after completing a thorough and diligent study to assess the economic potential of the properties.  There are no current plans to advance the Gold Bug project.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ii) by September 10, 2006 made a cash payment of $25,000 directly to the underlying property owner, and at the end of each flowing six month period to date..  Since 2008, Dutch Gold Resources, Inc. made such payments under an agreement with AGI, which granted a security interest in all the claims to the Company, in the event that AGI could not repay such advances;

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

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects include, but are not limited to:

•	unexpected changes in business and economic conditions;
•	significant increases or decreases in gold prices;
•	unanticipated grade changes;
•	metallurgy, processing, access, availability of materials, equipment, supplies and water;
•	determination of reserves;
•	results of current and future exploration activities;
•	results of pending and future feasibility studies;
•	joint venture relationships;
•	local and community impacts and issues;
•	timing of receipt of government approvals;
•	accidents and labor disputes;
•	environmental costs and risks;
•	competitive factors, including competition for property acquisitions;
•	availability of external financing at reasonable rates or at all; and
•	the factors discussed in this Quarterly Report on Form 10-Q under the heading “Risk Factors.”

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

Overview and Results of Operations

Overview

Dutch Gold Resources, Inc. is a junior gold miner focused on developing its existing mining properties in North America and acquiring and developing new mines that can enter into production in 12 to 24 months. The Company’s mission is to become a recognized gold producer in the near future. A key to this plan is the acquisition of late stage exploration and development projects that can be quickly advanced to production.  Our objective is to focus on low-risk and proven reserves that will be economical and profitable for its shareholders.

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

The Company is evaluating consultants to facilitate the process of testing, drilling and developing the Basin Gulch property.  Subject to funding, the Company expects to file for a preliminary permit for the above-mentioned activities prior to December 31, 2010.  We expect to begin testing and drilling during the fourth quarter of 2010.

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

The Company announced results of a trenching investment in the quarter ending June 30, 2010.  Based on these results, the Company plans to begin a drilling program during the fourth quarter of 2010.

Mill

The Company owns a mill at Grants Pass, Oregon, which has capacity to produce 330 tons/day and a 120 tons/day circuit in storage.  The Company is seeking partners to process ore.  Alternatively, the Company may redeploy the mill to another project.

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

Employee relations

As of September 30, 2010, we had 5 employees.

Reclamation

We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.  The Company has recently completed a reclamation plan at the Benton Mine and has concluded all operations on the property.

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

Results of Operations

Three Months ended September 30, 2010 and 2009

During the three-month period ended September 30, 2010 the Company incurred operating expenses of $965,419 and interest expenses of $23,319 as compared to operating expenses of $2,197,093 and interest expenses of $345,798 for the period ended September 30, 2009.  The Company's net loss during the three-month period ended September 30, 2010 was $988,738 as compared to a net loss of $2,542,891 during the three-month period ended September 30, 2009.

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

Source of Revenue

When produced, the Company sells gold concentrates and Dore to brokers and/or refineries. The Company has not produced any revenue since 2008.

Liquidity and Capital Resources

We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of debt. With limited liquid assets and depreciating fixed assets the availability of funds from traditional sources of debt will be limited, and we cannot assure you that there will be a source of funds in the future.

As of September 30, 2010, we had a cash balance of $3,184. We estimate that, based upon our current business, we will require up to $4,000,000 over the next two years.  However, the Company cannot properly anticipate the capital expenditures and working capital needed in connection with its operations and development.  As part of the Shamika transaction, Dutch Gold holds 4,950,000 shares of Shamika Resources (ticker:  AGDI), which as of November 11, 2010 had a share price of $0.25 for a total market value of Dutch Gold's holdings of $1,237,500.

Our independent certified public accountants stated in their report for the fiscal year ending December 31, 2009 that we have incurred operating losses from our inception and that we are dependent upon our ability to meet our future financing requirements and the success of future operations. These factors raise substantial doubt about our ability to continue as a going concern.

ITEM 3 –  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company also has not entered into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates, although we may enter into such transactions in the future.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As reported in our Annual Report on Form 10-K for the year ended December 31, 2009, based upon an evaluation of the effectiveness of disclosure controls and procedures, the Company’s chief executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.          Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

(b) Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended December 31, 2009, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2009. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.  There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ending September 30, 2010, the Company issued an aggregate of 12,050,433 shares of Common Stock in consideration for services to non-related parties.  Also during the period ending September 30, 2010, the Company sold an aggregate of 31,153,704 shares of common stock in consideration for an aggregate purchase $133,500.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D and Regulation S promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the investor had access to information concerning the Registrant’s operations and financial condition, the investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the investors are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the investor; the Registrant obtained representations from the investor regarding their investment intent, experience and sophistication; and the investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.  All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

Exhibits.

Exhibit	Description of Exhibit
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Board and Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K. During the fiscal quarter ended September 30, 2010, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer

By:	/s/Steve Keaveney
Steve Keaveney, Chief Financial Officer

Date:  Friday, November 12, 2010