Form 10-K
period 2010-12-31
Dutch Gold Resources Inc
filed 2011-04-01
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.

Commission file number: 333-72163

DUTCH GOLD RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	58-2550089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3500 Lenox Road, Suite 1500, Atlanta, Georgia	30326
(Address of Principal Executive Offices)	(Zip Code)

(404) 419-2440
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:   Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.

Yes ☐	No ☐ (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No☒

As of March 31, 2011 the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTCQB) was approximately $6,814,195.

As of March 31, 2011, there were 447,365,069  shares of the Registrant’s common stock issued and outstanding and 2 million shares of Series A Convertible preferred stock issued and outstanding.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties,” “Description of the Business” and “Management’s Discussion and Analysis” of this Annual Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

Stockholders and other users of this Annual Report on Form 10-K are urged to carefully consider these factors in connection with the forward-looking statements. We do not intend to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

CAUTIONARY NOTE TO UNITED STATES INVESTORS

The United States Securities and Exchange Commission (SEC) Commission permits U.S. mining companies, in their filings with the SEC, to disclose only those mineral deposits that a company can economically and legally extract or produce.  We use certain terms on this website (or press release), such as “measured,” “indicated,” “inferred,” and “resources,” which the SEC guidelines strictly prohibit U.S. registered companies from including in their filings with the SEC. U.S. Investors are urged to consider closely the disclosure in our Form 10-K which may be secured from us, or from the SEC’s website at http://www.sec.gov/edgar.shtml

We also note that drilling results are not indicative of mineralized material in other areas where we have mining interests. Furthermore, mineralized material identified on our properties does not and may never have demonstrated economic or legal viability.

GLOSSARY OF MINING TERMS

We estimate and report our resources and we will estimate and report our reserves according to the definitions set forth in NI 43-101.  The definitions for each reporting standard are presented below with supplementary explanations and descriptions of the parallels and differences.

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

SEC Industry Guide 7 Definitions	U.S. reporting guidelines that apply to registrants engaged or to be engaged in significant mining operations.

Exploration stage	An “exploration stage” prospect is one, which is not in either the development or production stage.

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

In this report, “opt” represents troy ounces per short ton, “gpt” represents grams per metric tonne, “ft.” represents feet, “m” represents meters, “km” represents kilometer, and “sq.” represents square. All of our financial information is reported in U.S. dollars.

PART I

ITEM 1.	BUSINESS HISTORY AND ORGANIZATION

Dutch Gold Resources, Inc. (the “Company” or “Registrant” or “Dutch Gold”) is a precious metals exploration stage company engaged in the business of acquiring, exploring and developing mineral properties in North America. Dutch Gold Resources, Inc. (the “Company” or “Registrant” or “Dutch Gold” or “DGRI”) was incorporated in Colorado on October 13, 1989 as Ogden, McDonald & Company.  On July 22, 1996, Ogden, McDonald & Company completed a transaction pursuant to which the shareholders of Worldwide PetroMoly Corporation, a Texas corporation, acquired approximately 90.6% of the shares outstanding in Ogden, McDonald & Company. On October 11, 1996, Ogden, McDonald & Company changed its name to Worldwide PetroMoly, Inc.

On June 1, 2001, Small Town Radio, Inc., a Georgia corporation ("Small Town Georgia"), was merged into a subsidiary of our Company. In connection with our acquisition of Small Town Georgia, on June 7, 2001, we sold all of the share capital of Worldwide PetroMoly to Mr. Gilbert Gertner, our former Chairman of the Board.

On May 23, 2002, Small Town Georgia was renamed "Small Town Radio of Georgia" in preparation for our reincorporation as a Nevada corporation. On May 28, 2002, Worldwide PetroMoly, Inc. was merged with and into Small Town Radio, Inc., a newly created Nevada corporation, in an incorporation merger.

The Company changed its name to Tombstone Western Resources, Inc. on May 1, 2006 and refocused to become a natural resources company.  On December 7, 2006, the Company changed its name to Dutch Gold Resources, Inc. On January 16, 2007, the Registrant, Dutch Gold Resources, Inc. consummated the terms of its Share Exchange Agreement (the “Agreement”) with Dutch Mining, LLC (“Dutch Mining”) whereby the Registrant issued 24,000,000 shares of its Common Stock to the Dutch Mining equity holders and their designees in exchange for all of the issued and outstanding equity interests of Dutch Mining (the “Exchange”). Following the Exchange, Dutch Mining became a wholly-owned subsidiary of the Registrant and the Registrant had a total of 30,256,144 shares of Common Stock issued and outstanding.  We presently hold an interest in properties in Nevada, Montana and  Oregon.   We are currently in the exploration stage and have not generated revenue from operations since 2008.

In January 2010, we acquired the assets of Aultra Gold, Inc, (AGDI) , now known as Shamika 2 Gold, Inc., significantly increasing our land position.  The assets of Aultra Gold, Inc. included a portfolio of properties in Nevada and Montana. Subsequently, Aultra Gold, Inc., completed a reverse merger with Shamika 2 Gold, Inc., whereby Shamika Resources, Inc. became the controlling shareholder and Dutch Gold ceased to be an affiliate of Shamika 2 Gold, Inc.

On March 26, 2010, AGDI entered into an Agreement and Plan of Share Exchange (the “Agreement”) with Shamika2 Gold Inc., a Canadian  Corporation (“Shamika”) and the shareholders of Shamika (the “Shamika Holders”).  Pursuant to the Agreement, AGDI acquired all of the outstanding shares (the “Shamika Shares”) from the Shamika Holders in exchange  for the aggregate of  50,000,000 shares of the AGDI’s common stock, par value $0.001 per share (the “Common Stock”) (the “Exchange”).

The Company currently operates in one segment exploring mineral properties.

Overview of Business and Properties

Our objective is to increase the value of our shares through the exploration, development and extraction of gold, silver and other valuable minerals. We generally conduct our business as sole operator, but we may enter into arrangements with other companies through joint venture or similar agreements in an effort to achieve our strategic objectives. We own or lease our mineral interests and properties and operate our business through various subsidiary companies, each of which is owned entirely, directly or indirectly, by us.

We own a leasehold interest in a property near Philipsburg, Montana  which is of 217 acres of patented land and approximately 900 acres of Bureau of Land Management  (BLM) land, referred to as Basin Gulch. We acquired the property in 2010 and commenced a regional exploration program in 2010. Over the next two years, we estimate we will spend approximately $4 million on exploration and development at the Basin Gulch Project, which will mainly consist of drilling and test mining.

The Jungo gold exploration project is located approximately 50 miles northwest of the town of Winnemucca in Humboldt County, Nevada.  It is accessed by excellent county-maintained gravel roads west from Winnemucca, then north from Jungo junction.  The last three miles to the property are accessed by poor quality dirt roads.  The property is situated on the eastern margin of the Jackson Mountains.

The property is on BLM land and is held by 95 unpatented lode mining claims.  Twenty five of the claims have a two percent net smelter return royalty to William (Bill) Hansen.  The other 70 claims are owned by DGRI.

The property was acquired by DGRI by the transaction with Aultra Gold in January 2010.  Mr. Hansen originally showed the property to Aultra Gold, which acquired it and staked additional claims.

Principal Executive Offices

Our principal executive office is located at 3500 Lenox Road, Suite 1500, Atlanta, Georgia 30326.  Our phone number is 404-419-2440. Our website is www.DutchGold.com. We currently lease office space for our corporate office and operations under a one-year renewable contract with monthly rental charges approximately $2,500 per month. We believe that these offices adequately meet the current needs of the Company. We make available  periodic reports and press releases on our website. Our common shares trade on the Over the Counter market under the symbol "DGRI."

General Government Regulations

United States

Mining in the State of Nevada and in the State of Montana is subject to Federal, state and local law. Three types of laws are of particular importance to our U.S. mineral properties: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment.

Land Ownership and Mining Rights

The Jungo Project in Nevada  is situated on lands owned by the United States (Federal Lands). On Federal Lands, mining rights are governed by the General Mining Law of 1872 (General Mining Law) as amended, 30 U.S.C. §§ 21-161 (various sections), which allows the location of mining claims on certain Federal Lands upon the discovery of a valuable mineral deposit and proper compliance with claim location requirements. A valid mining claim provides the holder with the right to conduct mining operations for the removal of locatable minerals, subject to compliance with the General Mining Law and Nevada state law governing the staking and registration of mining claims, as well as compliance with various federal, state and local operating and environmental laws, regulations and ordinances. As the owner or lessee of the unpatented mining claims, we have the right to conduct mining operations on the lands subject to the prior procurement of required operating permits and approvals, compliance with the terms and conditions of any applicable mining lease, and compliance with applicable Federal, state, and local laws, regulations and ordinances.

Mining Operations

The exploration of mining properties and development and operation of mines is governed by both Federal and state laws. The Jungo property is administered by the United States Department of the Interior, Bureau of Land Management, which we refer to as the BLM. In general, the Federal laws that govern mining claim location and maintenance and mining operations on Federal Lands, including the Tonkin Springs property, are administered by the BLM. Additional Federal laws, such as those governing the purchase, transport or storage of explosives and those governing mine safety and health, also apply.

The State of Nevada, likewise, requires various permits and approvals before mining operations can begin, although the state and Federal regulatory agencies usually cooperate to minimize duplication of permitting efforts. Among other things, a detailed reclamation plan must be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until this is completed. The Nevada Department of Environmental Protection, which we refer to as the NDEP, is the state agency that administers the reclamation permits, mine permits and related closure plans on our Nevada property. Local jurisdictions (such as Humboldt County) may also impose permitting requirements (such as conditional use permits or zoning approvals).

Environmental Law

The development, operation, closure and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies, and to file various reports and keep records of our operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation and environmental considerations. Unless and until a mineral resource is proved, it is unlikely our operations will move beyond the exploration stage. If in the future we decide to proceed beyond exploration, there will be numerous notifications, permit applications and other decisions to be addressed at that time.

The State of Montana likewise requires various permits and approvals before mining operations can begin, although the state and Federal regulatory agencies usually cooperate to minimize duplication of permitting efforts. Among other things, a detailed reclamation plan must be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until this is completed. The Montana Department of Environmental Quality, which we refer to as the MDEQ, is the state agency that administers the reclamation permits, mine permits and related closure plans on our Montana property. Local jurisdictions (such as Humboldt County) may also impose permitting requirements (such as conditional use permits or zoning approvals).

Gold Uses

Gold is generally used for fabrication or investment. Fabricated gold has a variety of end uses including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.

Gold Supply

A combination of current mine production and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual gold supply. Based on public information available for the years 2008 through 2010, on average, current mine production has accounted for approximately 61% of the annual gold supply.

On February 18, 2011, the afternoon fixing gold price on the London Bullion Market was $1,384 per ounce and the spot market gold price on the New York Commodity Exchange was $1,388 per ounce.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for gold per ounce on the London Bullion Market over the past nine years:

Year	High	Low	Average
2002	349	278	310
2003	416	320	363
2004	454	375	410
2005	537	411	445
2006	725	525	603
2007	841	608	695
2008	1,011	713	872
2009	1,146	810	978
2010	1,421	1058	1225

Seasonality

Seasonality is not a material factor to the Company for its projects.  Certain surface exploration work may need to be conducted when there is no snow but it is not a significant issue for the Company.

Competition

We compete with major mining companies and other natural mineral resource companies in the acquisition, exploration, financing and development of new projects.   Many of these companies have greater resources and are better capitalized than the Company.  There is significant competition for the limited number of gold acquisition and exploration opportunities. Our competitive position depends upon our ability to successfully and economically explore, acquire and develop new and existing mineral prospects. Factors that allow producers to remain competitive over the long-term include the quality and size of ore bodies, costs of operation, and the acquisition and retention of qualified employees. The Company competes with mining companies for skilled mining engineers, mine and processing plant operators and mechanics, geologists, geophysicists and other technical personnel. This competition could result in higher employee turnover and may result in higher labor costs.

Employees

As of March 30, 2011, we had 5 employees. Our employees in the U.S. include geologists, environmentalists, information technologists and office administrators. The Company believes we have good relations with our employees. We also engage independent contractors in connection with the exploration of our properties, such as drillers, geophysicists, geologists and other technical disciplines.

ITEM 1A.	RISK FACTORS

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that may be affected by several risk factors. The following information summarizes all material risks known to us as of the date of filing this report:

Our independent auditors have expressed doubt about our ability to continue as a going concern.

Our independent registered public accountants have expressed doubt about our ability to continue as a going concern in their report on our December 31, 2010 and December 31, 2009 financial statements. Our independent registered public accountants have advised us that our continuance as a going concern is dependent upon our ability to raise capital. There is no assurance that we will be able to raise adequate capital or generate sufficient cash from operations to continue as a going concern.

Because of our limited operations and the fact that we are not currently generating  revenue, we may be unable to service our debt obligations.

We currently have total debt of approximately $3,206,046 pursuant to notes issued by us. The Company is presently unable to meet related interest obligations in the amount of $337,443.   Our ability to satisfy our current debt service obligations and any additional obligations we might incur will depend upon our future financial and operating performance which, in turn, is  subject to prevailing economic conditions and financial, business, competitive, legislative and regulatory factors, many of which are beyond our control. If our cash flow and capital resources continue to be insufficient to fund debt service and general obligations, we may be forced to reduce or delay planned acquisitions, expansion and capital expenditures, sell assets, obtain additional equity capital or restructure debt. We cannot provide assurance that our operating results, cash flow and capital resources will be sufficient for payment of debt service and other future obligations.

Because our common stock is quoted on the "OTC Pink Sheets," your ability to sell your shares in the secondary trading market may be limited.

Our common stock is currently quoted on the OTC Pink Sheets. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was quoted and traded on NASDAQ or a national securities exchange.

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

We are dependent on raising capital from external sources to execute our business plan. We plan to issue debt securities, capital stock or a combination of these securities. We may not be able to sell these securities, particularly under the current market conditions. Even if we are successful in finding buyers for our securities, the buyers could demand high interest rates or require us to agree to onerous operating covenants, which could in turn harm our ability to operate our business by reducing cash flow and restricting operating activities. If we were to sell our capital stock, we might be forced to sell shares at a depressed market price, which could result in substantial dilution to existing shareholders. In addition, shares of newly issued capital stock may have rights, privileges and preferences superior to those of our common shareholders.

Our future earnings may be adversely affected because of charges resulting from acquisitions, or an acquisition could reduce shareholder value.

The Company may be required to amortize, over a period of years, certain identifiable intangible assets. The resulting amortization expense could reduce overall net income and earnings per share. Changes in future markets or technologies may require us to accelerate the amortization of intangible assets in such a way that our overall financial condition or operating results are harmed. If changes in economic and/or business conditions cause impairment of goodwill and other intangibles acquired by acquisition, it is likely that a significant non – cash charge against our earnings would result. If economic and/or business conditions did not improve, we could incur additional impairment charges against any earnings we might have in the future. An acquired business could reduce shareholder value if it should generate a net loss or require invested capital.

Risks Relating to Our Company

We have incurred substantial losses since our inception and may never be profitable. Since our inception, we have never been profitable and we have not generated revenue from operations since 2008. As of December 31, 2010, our accumulated deficit was $21,246,160. To become profitable, we must identify additional mineralization and establish economic reserves on our properties and then develop our properties or locate and enter into agreements with third party operators. It could be years before we receive any revenues from production, if ever. We may suffer significant additional losses in the future and may never be profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect to incur losses unless and until such time as one or more of our properties enters into commercial production and generates sufficient revenue to fund our continuing operations.

The feasibility of mining any of our properties has not been established, meaning that we have not completed sufficient exploration or other work necessary to determine if it is commercially feasible to develop any of our properties. We are currently an exploration stage company. We have no proven or probable reserves on our properties as defined by Securities and Exchange Commission, except for the mineral properties acquired and fair and fair valued related to the Aultra Gold asset acquisition. A "reserve," as defined by regulation of the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced.

The mineralized material identified on our properties, except for the aforementioned mineral properties acquired and fair valued related to the Aultra Gold asset acquisition, do not and may never demonstrate economic viability. Substantial expenditures are required to establish reserves through drilling and additional study and there is no assurance that reserves will be established.  Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit including size, grade and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, we may not be able to raise sufficient capital to develop a mine, even if one is warranted. If we are unable to establish such reserves, the market value of our securities may suffer and you may lose some or all of your investment.

We note that we are filed with the Canadian investor’s estimates of mineralized material in accordance with NI 43-101. These standards are substantially different from the standards generally permitted to report reserve and other estimates in reports and other materials filed with the SEC. Under NI 43-101, we report measured, indicated and inferred resources, measurements which are generally not permitted in filings made with the SEC. U.S. investors are cautioned not to assume that all or any part of measured or indicated resources reporting in our Canadian filings will ever be converted into reserves.

The figures for our estimated mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.Unless otherwise indicated, mineralization figures presented in our filings with securities regulatory authorities including the SEC, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and our internal geologists. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material and grades of mineralization on our properties. Until ore is actually mined and processed, mineralized material and grades of mineralization must be considered as estimates only.

These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that:

•	Estimates will be accurate; mineralization estimates will be accurate; or this mineralization can be mined or processed profitably.

•
Any material changes in mineral estimates and grades of mineralization will affect the economic viability of placing a property into production and such property's return on capital. There can be no assurance that minerals recovered in small scale tests will be recovered in large-scale tests under on-site conditions or in production scale.

The estimates contained in our public filings have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for gold and/or silver may render portions of our mineralization estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability of one or more of our properties. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our results of operations or financial condition.

If we decide to put one or more of our properties into production, we will require significant amounts of capital and our ability to obtain this necessary funding will depend on a number of factors, including the status of the national and worldwide economy and the price of gold, silver and other precious metals. Fluctuations in production costs, material changes in the mineral estimates and grades of mineralization or changes in the political conditions or regulations in Montana or Nevada may make placing these properties into production uneconomic. Further, we may also be unable to obtain the necessary permits in a timely manner, on reasonable terms or on terms that provide us sufficient resources to develop our properties. These and other factors may cause us to delay production at the Basin Gulch Project and the Jungo Project beyond 2014, if at all.

We will require significant additional capital to continue our exploration activities and, if warranted, to develop mining operations. Substantial expenditures will be required to determine if proven and probable mineral reserves exist at any of our properties, to develop metallurgical processes to extract metal, to develop the mining and processing facilities and infrastructure at any of our properties or mine sites and, in certain circumstances, to acquire additional property rights. We have spent and will be required to continue to expend significant amounts of capital for drilling, geological and geochemical analysis, assaying and, when warranted, feasibility studies with regard to the results of our exploration. We may not benefit from these investments if we are unable to identify commercially exploitable mineralized material. If we decide to put one or more of our properties into production, we will require significant amounts of capital to develop and construct the mining and processing facilities and infrastructure required for mining operations. Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors including the status of the national and worldwide economy and the price of gold, silver and other precious metals. We may not be successful in obtaining the required financing or, if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or development and the possible, partial or total loss of our potential interest in certain properties. Any such delay could have a material adverse effect on our results of operations or financial condition.

We may acquire additional exploration stage properties and we may face negative reactions if reserves are not located on acquired properties. There can be no assurance that we will be able to identify and complete the acquisition of such properties at reasonable prices or on favorable terms and that reserves will be identified on any properties that we acquire. We may also experience negative reactions from the financial markets if we are unable to successfully complete acquisitions of additional properties or if reserves are not located on acquired properties. These factors may adversely affect the trading price of our common stock or our financial condition or results of operations.

Our industry is highly competitive. Attractive mineral lands are scarce and we may not be able to obtain quality properties. We compete with many companies in the mining industry including large, established mining companies with substantial capabilities, personnel and financial resources. There is a limited supply of desirable mineral lands available for claim staking, lease or acquisition in the U.S. and other areas where we may conduct exploration activities. We may be at a competitive disadvantage in acquiring mineral properties since we compete with these individuals and companies, many of which have greater financial resources and larger technical staffs than we do. Competition in the industry is not limited to the acquisition of mineral properties but also extends to the technical expertise to find, advance and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such properties. Many competitors not only explore for and mine precious metals, but conduct refining and marketing operations on a world-wide basis. Such competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation, financial condition and cash flows.

Fluctuating gold and silver prices could negatively impact our business. The potential for profitability of our gold and silver mining operations and the value of our mining properties are directly related to the market price of gold and silver. The price of gold and silver may also have a significant influence on the market price of our common stock. The market price of gold and silver historically has fluctuated significantly and is affected by numerous factors beyond our  control. These factors include supply and demand fundamentals, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold and silver sales and loans by central banks, forward sales by metal producers, accumulation and divestiture by exchange traded funds, global or regional political, economic or banking crises and a number of other factors. The market price of silver is also affected by industrial demand. The selection of a property for exploration or development, the determination to construct a mine and place it into production and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues, if any, from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can have a material adverse effect on the economics of a mine.

The volatility of mineral prices represents a substantial risk that no amount of planning or technical expertise can fully eliminate. In the event gold and silver prices decline and remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows. Title to mineral properties can be uncertain, and we are at risk of loss of ownership of one or more of our properties. Our ability to explore and operate our properties depends on the validity of our title to that property. Our mineral properties consist of leases of unpatented mining claims, as well as unpatented mining and millsite claims that we control directly. Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the Federal government, which makes the validity of unpatented mining claims uncertain and generally more risky. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from public record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained title opinions covering our entire property, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. There may be valid challenges to the title to our property which, if successful, could impair development and/or operations.

We remain at risk in that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims or challenges to whether a discovery of a valuable mineral exists on every claim.

Our continuing reclamation obligations at the Basin Gulch and our other properties could require significant additional expenditures. We are responsible for the reclamation obligations related to disturbances located on all of our properties, including the Basin Gulch project and the Jungo project. We have posted a bond in the amount of the estimated reclamation obligation at the Jungo and Basin Gulch. There is a risk that any cash bond, even if increased based on the analysis and work performed to update the reclamation obligations, could be inadequate to cover the actual costs of reclamation when carried out. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements and, further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

Our ongoing operations and past mining activities are subject to environmental risks, which could expose us to significant liability and delay, suspension or termination of our operations. All phases of our operations are subject to Federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for us and our officers, directors and employees. Future changes in environmental regulation, if any, may adversely affect our operations, make our operations prohibitively expensive or prohibit them altogether. Environmental hazards may exist on our properties that are unknown to us at the present and that have been caused by us, or previous owners or operators, or that may have occurred naturally. Mining properties from the companies we have acquired may cause us to be liable for remediating any damage that those companies may have caused. The liability could include response costs for removing or remediating the release and damage to natural resources including ground water, as well as the payment of fines and penalties.

Failure to comply with applicable environmental laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities, causing operations to cease or be curtailed and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions.

Our operations are subject to permitting requirements that could require us to delay, suspend or terminate our operations on our mining properties. Our operations, including ongoing exploration drilling programs, require permits from the state and Federal governments, including permits for the use of water and for drilling wells for water. We may be unable to obtain these permits in a timely manner, on reasonable terms or on terms that provide us sufficient resources to develop our properties, or at all. Even if we are able to obtain such permits, the time required by the permitting process can be significant. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of our properties maybe adversely affected, which may in turn adversely affect our results of operations, financial condition and cash flows.

Legislation has been proposed that would significantly affect the mining industry.  Periodically, members of the U.S. Congress have introduced bills which would supplant or alter the provisions of the General Mining Law of 1872 which governs the unpatented claims that we control with respect to our U.S. properties. One such amendment has become law and has imposed a moratorium on the patenting of mining claims, which reduced the security of title provided by unpatented claims such as those on our U.S. properties. If additional legislation is enacted, it could substantially increase the cost of holding unpatented mining claims by requiring payment of royalties, and could significantly impair our ability to develop mineral estimates on unpatented mining claims. Such bills have proposed, among other things, to make permanent the patent moratorium, to impose a Federal royalty on production from unpatented mining claims and to declare certain lands as unsuitable for mining. Although it is impossible to predict at this time what royalties may be imposed in the future, the imposition of such royalties could adversely affect the potential for development of such mining claims, and the economics of existing operating mines on Federal unpatented mining claims. Passage of such legislation could adversely affect our business.

In March 2010, the State of Nevada enacted Assembly Bill No. 6 ("AB6") which sought to balance the state budget by reducing expenditures and increasing certain fees. Among those fee increases was a one-time fee payable in conjunction with the annual filing of an affidavit of the intent to hold a mining claim, with a tiered fee structure applied for holders of 11 or more claims. The fee ranges from $70 per claim for holders of 11 to 199 claims up to $195 per mining claim for holders of 1,300 or more claims as of the date of filing. We filed our annual affidavits of our intent to hold a mining claim on November 1, 2010 and based on the number of claims held by our subsidiaries at that time, we estimate we will have to pay certain amounts due to this fee on or before June 1, 2011. We remain at risk that Nevada may impose additional fees or other levies affecting the mining industry in the future.

We are currently in the exploration stage and our management has limited experience in developing and operating a mine. We are currently working towards developing our Basin Gulch Project in Montana and our Jungo Project in Nevada. Our ability to manage our growth, if any, will require us to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage growth effectively, our business and financial condition may be materially harmed. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources.

We are subject to litigation risks. All industries, including the mining industry, are subject to legal claims, with and without merit. Defense and settlement costs can be substantial, even with respect to claims that have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding could have a material adverse effect on our financial position and results of operations.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could materially and adversely affect our operations.

Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to production. Our current exploration efforts are, and any future development or mining operations we may elect to conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to: economically insufficient mineralized material; fluctuations in production costs that may make mining uneconomical; availability of labor, power, transportation and infrastructure; labor disputes; potential delays related to social and community issues; unanticipated variations in grade and other geologic problems; environmental hazards; water conditions; difficult surface or underground conditions; industrial accidents; metallurgical and other processing problems; mechanical and equipment performance problems; failure of pit walls or dams; unusual or unexpected rock formations; personal injury, fire, flooding, cave-ins and landslides; decrease in reserves due to a lower silver price; and decrease in reserves due to a lower gold price.

Any of these risks can materially and adversely affect the development of properties, production quantities and rates, expenditures, potential revenues and production dates. We have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent that are not recoverable.

We do not insure against all risks to which we may be subject in our planned operations.  We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available or may not be adequate to cover liabilities. We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production which may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

We depend on a limited number of personnel and the loss of any of these individuals could adversely affect our business. Our company is dependent on key management, namely our Chairman and Chief Executive Officer, our Vice President and Chief Operating Officer, and our Chief Financial Officer. Daniel Hollis, our Chairman and Chief Executive Officer, is responsible for strategic direction and the oversight of our business. Rauno Perttu, our Vice President and Chief operating Officer, is responsible for the oversight of technical information development, corporate and project development and management.  Steven Keaveney,  our Chief Financial Officer, is  responsible for treasury management, all accounting activity, reporting and compliance with the Securities and Exchange Commission. We rely heavily on these individuals for the conduct of our business. The loss of any of these officers would significantly and adversely affect our business. In that event, we would be forced to identify and retain an individual to replace the departed officer. We may not be able to replace one or more of these individuals on terms acceptable to us. We have no life insurance on the life of any officer.

Some of our directors may have conflicts of interest as a result of their involvement with other natural resource companies. Some of our directors are directors or officers of other natural resource or mining-related companies or may be involved in related pursuits that could present conflicts of interest with their roles at Dutch Gold. These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict to a meeting of the directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors or management, may have a conflict.

Risks Relating to Our Common Stock

Our stock price has historically been volatile and, as a result, you could lose all or part of your investment.

The market price of our common stock has fluctuated significantly and may decline in the fiscal year ended December 31, 2011. The fluctuation of the market price of our common stock has been affected by many factors that are beyond our control including: changes in the worldwide price for gold and/or silver, results from our exploration or development efforts and the other risk factors discussed herein.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2.	PROPERTIES

We generally hold mineral interests through patented and  unpatented mining and mill site claims, leases of patented and unpatented mining claims and joint venture and other agreements. Patented and Unpatented mining claims are held subject to paramount title in the United States. In order to retain these claims, we must pay annual maintenance fees to the BLM and to the counties within which the claims are located. Rates for these jurisdictions vary and may change over time. Other obligations which must be met include obtaining and maintaining necessary regulatory permits and lease and option payments to claim owners.

For purposes of organizing and describing our exploration efforts in the United States, we have grouped our properties into two complexes, the Basin Gulch Complex and the Jungo Complex. Mineral properties outside these areas and where we to date have performed limited exploration work are grouped as "Other United States Properties." Certain properties are subject to certain royalty and earn-in rights.

Jungo Project The Jungo gold exploration project is located approximately 50 miles northwest of the town of Winnemucca, in Humboldt County, Nevada.  It is accessed by excellent county-maintained gravel roads west from Winnemucca then north from Jungo junction.  The last three miles to the property are by poor quality dirt roads.  The property is situated on the eastern margin of the Jackson Mountains.

Geologic Setting:

The Jungo property is underlain by Pretertiary metasedimentary and metadiorite rocks that have locally been covered and intruded by younger, possibly Miocene, volcanic units.  These units are largely covered by unconsolidated gravels from the adjacent mountainside, and by Pleistocene lake beds.  A series of range-front normal faults offsets these units and is probably associated with mineralization on the property. A key player in mineralization is likely an apparent volcanic vent that was intersected in trenching and drilling, and appears associated with the range-front faulting.

Property:

The property is on BLM land and is held by 95 unpatented lode mining claims.  Twenty five of the claims have a two percent net smelter return royalty to William (Bill) Hansen.  The other 70 claims are owned by DGRI.

The property was acquired by DGRI by the transaction with Aultra Gold in January 2010.  Mr. Hansen originally showed the property to Aultra Gold (“AGI”), which acquired it and staked additional claims.

Work on the Property:

AGI Exploration:

 Mr. Hansen told AGI that he had several years earlier drilled three holes on the property, but the earlier records were lost. AGI surface sampled the property and completed two trenches in 2007.  AGI’s sampling and trenching produced encouraging results.  Among the promising results was a twenty-foot interval in the first of two trenches that assayed 0.042 opt gold and more than 0.5 opt silver.  A select sample of trench rock assayed 0.6 opt gold and 4.44 opt silver.

An isolated pit to bedrock almost 2,000 feet to the northwest assayed 0.11 opt gold and 3.80 opt silver.

2010 Trenching Program by Dutch

During the spring of 2010, DGRI completed three new trenches at Jungo.  The 2010 Trench JTP-3 was sited 1020 feet north of the northern 2007 trench and was dug in an easterly down-slope orientation to cut across the base of the eastern hillside of the Jackson Mountains.  Trench JTP-3 exposed altered Pretertiary metamorphosed sedimentary and igneous rocks that have been locally intruded by younger sialic shallow igneous rocks.  All of the rocks have been fundamentally shattered and sheared, with the appearance of volcanic venting.  Trench JTP-3 exposed the apparent continuation of the silicic gold-bearing volcanic vent rocks that were seen in the northern 2007 trench.  The interval from 140 feet to 270 feet in Trench JTP-3 had the appearance of a volcanic vent zone.  It contained erratic blocks of altered older metamorphic rocks and visibly copper-bearing rocks from an earlier mineralizing event, mixed with and locally dominated by younger highly silicic gassy volcanics.  The zone is gold bearing.  The trench interval from 200 to 210 feet assayed 0.048 opt gold and 0.5 opt silver.  The interval from 240 to 250 feet contained 0.076 opt gold and 2.6 ounces silver.  The adjacent interval from 250 to 260 feet assayed 0.017 opt gold and a half-ounce silver.

The eastern margin of trench JTP-2, located 400 feet north of Trench JTP-3, averaged 0.028 opt gold and 0.67 opt silver from 10 to 60 feet.  Within this zone, the interval from 50 to 60 foot assayed 0.087 opt gold and .71 opt silver.

New information from Kernow Resources

During the summer of 2010, DGRI was able to track down information on the historic exploration done on the property.  Key information, including historic drill cuttings and core, with partial assaying, was graciously given to DGRI by Kernow Resources.  DGRI was told that eleven of approximately 20 permitted holes in the Jungo area were actually drilled during the 1990’s.  DGRI is reviewing these cores and cuttings.  Most of these holes were drilled to the west and east of DGRI’s target area because they were targeted on geophysical anomalies.  DGRI is focused on apparently younger silicified volcanic vent materials that appear to be low in sulfides, and unlikely to form a strong geophysical signature.  It appears that the previous explorers didn’t recognize the vent structures while they were focused on drilling the sulfide-related geophysical targets and a visibly copper-stained vein system.

DGRI believes that at least two stages of mineralization occurred in the area.  An earlier high-temperature period of mineralization was copper-rich, with limited gold and zinc accessory mineralization.  This stage of mineralization had locally strong sulfides, and is likely associated with the geophysical targets.  A later apparently lower temperature period of mineralization contains more gold and silver with lower sulfide content that was all oxidized in Dutch’s trenches.

The earlier exploration was conducted during a time of lower, and dropping gold prices, and Kernow reportedly had money constraints for continued exploration.  Nevertheless, the company had encouraging results, as described in their web site:

“Sulphide mineralization sampled from outcrop and trenches contains anomalous gold, silver, mercury, copper and zinc values. Gold assays from trenching and outcrop range between 0.1 g/t Au and 37 g/t Au. The “sulphide” zone which trends north northeast across the property has been intersected in several drill holes containing in one instance 2.71% copper, 0.048 opt gold and 1.7 opt (ounces per ton) silver over 14 feet. (Hole SH-6C, a diamond drill hole).”

The Company also intersected several other mineralized zones in the overall very shallow drilling.  Only three of the holes were core holes, and a comparison of two nearby holes, SH-3, a reverse-circulation (RC) hole, and SH-6C, a core hole, shows the mineralization could be better than suggested by the RC holes.  A comparison of two key shallow zones in the two holes shows 0.034 opt gold, 1.02 opt silver, and 2.72% copper in the upper zone of the RC hole, versus 0.049 opt gold, 1.72 opt silver, and 2.83% copper in the core hole.  The lower compared zone shows 0.004 opt gold, 0.06 opt silver and 0.07 percent copper in the RC hole, versus 0.052 opt gold, 1.76 opt silver and 0.12% copper in the core hole.  Reduced values often occur in RC holes because of cuttings loss, gravity separation during the blowing of cuttings out of the hole, and from “floating” of the gold and sulfides in drill fluids.  Although these holes did not intersect Dutch’s target zone, they show extensive mineralization across the area drilled, which is considered very encouraging.  Kernow’s information also shows a steeply-west dipping zone containing 56 feet of 0.026 opt gold that is not Dutch’s target zone, nor has it been drill-tested.

Kernow concluded: “There has been a considerable amount of work carried out on the Shawnee that has identified at least two phases of near surface mineralization which, for the most part, appears to be structurally controlled and associated with the range front faulting. Recent geophysical surveys and review of previous data infers that the mineralization continues at depth. Geochemistry infers that there is an upper and lower system or that there is metal zonation around an intrusive.

Compilation of all the data generated to date also indicates that the majority of the drilling has not adequately tested any of the geophysical targets generated by the either the gradient array survey or the di-pole di-pole survey.

Considering the strong indicator element geochemistry and the strength of the upper mineralized system the principal target at the Shawnee is now defined as being a wide, structurally prepared high silica, polymetallic multiple vein/stockwork system, the top of which gains strength and continuity approximately 400 feet below surface and continues at depth. This theory is reinforced by the real section I.P. and the Resistivity measurements that accompany it. Alteration exposed on surface and in drill holes confirms that the mineralization encountered to date is high in the system.”

In its evaluation of the new date, DGRI concluded that the newly identified volcanic vent had not been tested, nor had the deeper mineralization postulated by Kernow.  The extensive shallow low-grade mineralization discovered in the earlier drilling and trenching, and in DGRI’s trenching, also encourage DGRI that the possibility exists that in-fill and step-out drilling will establish an open-pit gold deposit.  Most of Nevada’s new mines were discovered and established over a series of exploration programs that progressively built an economic reserve.

Planned drilling

Upon review, DGRI determined that the younger volcanic vent system had not been drill-tested.  DGRI plans to drill an angled core hole to obtain more information on the vent zone during the second quarter of 2011.

DGRI’s Overview of Project

DGRI has been contacted by outside companies, at least one of which is actively exploring in the local area, regarding a possible farm-out or joint venture.  DGRI believes the property has significant promise.  DGRI believes the geology of the Jungo project has similarities to the geology of numerous other projects in the immediate area.  The project’s proximity to other projects is also significant to DGRI, and, reportedly to a company operating in the area that has approached DGRI regarding the project.

The following map illustrates the general location of the Basin Gulch Project in Montana:

Description of Basin Gulch Property, Montana

The Basin Gulch area has historically been mined by traditional placer methods, including hydraulic mining since the early part of the last century. The remains of this mining activity still exist on the site in the form of collapsed short adits, excavations, mine ponds, remains of log cabins and outbuildings, and log and dirt dams and hydraulic diversion structures. Magma Gold Inc. (MGI), who discovered the Basin Gulch deposit, explored the lode source of the placer gold from the late 1980s until 1997. To date, 323 reverse circulation and core holes have been drilled on the property for a total of 89,800 feet, with holes ranging from 80 feet to 1,050 feet in depth. In addition, 40 test trenches with a total length of 17,000 feet have taken place. In addition to the drilling, there have been two geophysical surveys, soil geochemistry surveys, topographic surveys, and geologic mapping projects carried out on the property. Most of these studies were conducted under the direction of Rauno Perttu, DGRI’s COO, and DGRI posses most of the information from these activities.

 The Basin Gulch Project is an advanced stage exploration project with a substantial investment already made in previous exploration work on the property.  Most of this work was directed by DGRI’s COO Rauno Perttu on behalf of a private company, of which he was part owner. However, no mining has yet taken place on the site, beyond the older placering and very limited lode prospect pits. In addition, due diligence studies have been carried out on the Basin Gulch property over the last 20 years or so by a number of investigators, and a number of publicly-available reports have been produced by the Montana Bureau of Mines and Geology (MBMG) and the USGS on the general geology of the area.

 A NI 43-101, Independent Third-Party Evaluation, prepared by David Brown and Associates (“DBA”) has been provided for the Basin Gulch project, which is an advanced exploration and test mining gold project. The reader is warned that a NI 43-101 study is a Canadian report, and is not compliant with U.S. SEC regulations.  The report and earlier reports are not compliant with current SEC regulations and used terms such as “ore”, "measured," "indicated," and "inferred" "resources," which current SEC regulations strictly forbid.  An effort has been made to remove such words from this document.  Basin Gulch consists of eleven patented mining claims, surrounded by the Deer Lodge National Forest, totaling about 217.9 acres and 45 unpatented claims totaling approximately 900 acres. A number of consultants, exploration companies, and Federal and State of Montana agencies prepared various geological and mineralogical models of Basin Gulch. The claims are all located at the head of Basin Gulch, on the northern slopes the West Fork Buttes, within the Sapphire Range of the Western Montana Rocky Mountains. The property is about 19 road miles west of the town of Philipsburg, Montana, within the Rock Creek Mining District of Granite County. The patented portion of the property is owned by a local Philipsburg family, and is under lease agreement to DGRI. The Basin Gulch area is historically a placer mining area lacking a historical association with a lode source for the placer gold. The local placers have been operated since before the turn of the 20th century up until just recently, although most of the work was conducted during the early 1900’s.

Rauno Perttu, who discovered the Basin Gulch deposit in 1987, was the first to recognize the diatreme complex. He noticed that a significant part of the historic placering had actually been of the upper oxidized portion of the diatreme complex. The diatreme is so extensive, and the clasts are so rounded by mechanical and chemical erosion within the diatreme that they had mistakenly been identified by miners and earlier geologists as stream gravel and cobbles.  The nature of the clasts and matrix, plus geological details, led to the recognition of the diatreme complex.  Later geophysical studies and drilling confirmed this reinterpretation.  To DGRI, the fact that the upper diatreme had been successfully placer mined for coarse free gold is encouraging, and DGRI plans future testing for coarse gold within the diatreme.

Patented Property:

A title study was completed in the mid-1990s by MGI, and there is no reason to believe the results of that work have changed. The property deeds can be viewed at the Granite County Courthouse in Philipsburg, Montana.

The Claims:

The claims are all located in south-central Granite County, in portions of Section 34, Township 7 North, Range 16 West, and Sections 3, 4, and 9, Township 6 North, Range 16 West. The patented mining claims making up the Basin Gulch Group include the following:

i)	Landes	(Mineral Survey 5565)

ii)	Shylock	(Mineral Survey 6354)

iii)	Shively	(Mineral Survey 5755)

iv)	Quartz Hill	(Mineral Survey 5564)

v)	Spencerian	(Mineral Survey 8140)

vi)	Gold Hill 5	(Mineral Survey 5755)

vii)	Basin	(Mineral Survey 9026)

viii)	Blue Bell Lode	(Mineral Survey 9530)

ix)	White Pine	(Mineral Survey 8137)

x)	Yellow Pine	(Mineral Survey 8139)

xi)	Jack White	(Mineral Survey 8138)

These claims were re-traced on the ground by Anderson Engineering of Dillon, Montana in 1996.  DGRI has engaged Anderson to update the survey and mapping files for the property, including claim boundaries and drill hole and trench locations.

Mineralization:

The lode mineralization at the head of Basin Gulch is associated with a gaseous Eocene silicic intrusive that invaded between the plates of two Precambrian thrust sheets. The intrusive formed a major diatreme complex that is centered on the gold and silver mineralization, which spreads outward from the diatreme complex over an extensive distance. The intrusive event also formed a number of smaller, parasitic diatremes and breccia zones scattered throughout the property and off the property for several miles in all directions. The gold mineralization is found throughout the site near the surface and at depths in excess of 1,000 feet at levels averaging about 0.01 ounces per ton, with higher grade areas and intercepts.  The higher grade zones tend to be associated with the edges of the various diatremes and post- and pre-diatreme faulting that cut the diatremes. The highest grades appear associated with voids formed near and within the diatreme when juvenile and surrounding bedrock material fell back into the diatreme throat during periods of quiescence. This association with voids and faulting has been recognized at other gold sites and is well described in the literature.  The pervasive gold mineralization is associated with pervasive silver mineralization, usually at levels ranging from a fraction of an ounce to an ounce per ton, again with higher grade multi-ounce areas.  The higher grade silver areas are locally associated with elevated gold values, but can also be independent of gold values, suggesting a complex mineralization history.

Rauno Perttu explored the lode source of the placer gold, and the surrounding region, from the late 1980s until 1997. To date, 323 reverse circulation and core holes have been drilled on the property for a total of 89,800 feet, with holes ranging from 80 feet to 1,050 feet in depth. In addition, 40 test trenches with a total length of 17,000 feet have taken place. DGRI’s predecessors, Magma Gold, Inc.( Mr. Perttu’s private company), Chevron Resources, and Cyprus Exploration have performed the work at various stages in the project. In addition to the drilling, there have been two geophysical surveys, soil geochemistry surveys, topographic surveys, geologic mapping projects, and a wide variety of permitting-related studies carried out on the property.  The permitting-related studies included archaeological, soils, water, plants and animals, and even a year-long operating weather station.

Two targets, termed Block A and  Block B, have been blocked out by drilling to a certain extent on the property. These two blocks have been explored with 82 drill holes and some 25,546 feet of drilling. In addition, assay samples of every 5-foot interval were taken, for a total of just over 4,700 samples analyzed.  Block A and Block B are both located on the edges of the major diatreme complex at the head of Basin Gulch. The mineralization itself is fairly simple, with the gold being fine to very coarse in nature, and easily extracted using cyanidation, and possibly other recovery methods. Test work done for MGI indicates a recovery rate of over 90% with a simple cross-current mill. The historic testing was conducted with the intent of an open-pit mine.  By current Montana law, cyanide cannot be used in a heap leach open-pit gold mine, and DGRI has no intent to pursue open-pit mining on the property.

A previous investigation and evaluation requested by MGI for the site using the GEMCON computer program yielded a volume of 129,000,000 tons of rock grading 0.019 ounce per ton for the entire areas A and B site.  The results of this study were not available for inspection in preparation of the above mentioned NI 43-101 study that was prepared by David Brown and Associates. However, this data base was used for David Brown Associate’s (DBA) gold volume calculation made of Block A and Block B.  The evaluation did not include several other areas of gold mineralization identified by surface sampling, trenching and drilling.

In 2009, DBA was again commissioned to prepare an updated NI 43-101.  The updating was required due to the new involvement of DGRI and the discovery of the results from a 1996 GEMCOM ore volume and grade study during a search of project records.  The results of this work yield a combined volume of 107,845,000 tons of mineralized material with gold and gold-equivalent silver an average grade of 0.026 opt, or 633,333,330 tons with an average grade of 0.012 opt.  Cutoff grade was 0.005 opt Au.  As with the 2005 document, the ore body is open in all five directions, including downward.

Planned 2011 Evaluations

The Basin Gulch property was locally extensively drilled as a large, low-grade open-pit mine, but is being revaluated for its localized high-grade deposits.  During the first half of 2011 DGRI plans to focus on selected areas where earlier drilling intersected high-grade mineralization at shallow levels.  DGRI has selected the first three of these areas for new drilling.  Much of this new drilling will be in the form of “in-fill” drilling to better understand the geometry and continuity of already identified high-grade zones.  The goal of this planned new drilling will be to reach a confidence level that will allow the development of an early small shallow test mine.

Untested diatreme target

This property is also believed to have strong potential for deeper high-grade reserves within the “boiling zone” of the diatreme complex.  As discussed above, the gold and silver mineralization at Basin Gulch is associated with a large volcanic nested diatreme complex, which is an oval-shaped area 2,700 feet wide and 3,300 long.  The gold and silver mineralization extends outward from the diatreme complex for more than a mile. This complex was formed by an overlapping series of violent volcanic degassing eruptions.  Each individual eruption was generally pipe-shaped, and 600 to 800 feet across.  Such diatremes host some of the world’s large ore bodies.

Some major Montana gold and silver systems are likewise associated with diatremes.  The diatreme complex at Basin Gulch is much larger than mosone” diatreme material that may have been carried upward along the fault was drilled by MGI along a fault zone that ct of these recognized ore-bearing diatremes, and has not been drilled at depth.

DGRI plans to permit and begin to test the diatreme complex for a postulated “boiling zone” ore body during the second half of 2011.  While there is no certainty of successfully finding such an ore body, DGRI is encouraged by the size and pervasiveness of the mineralization associated with the Basin Gulch diatreme complex.  The Company is further encouraged by the fact that a slice of apparent “boiling zuts through the complex contained strong drill hole assays.

Two holes that drilled into the diatreme slice intersected high-grade mineralization.  The first was a reverse circulation hole, BG94-5RC, which, for its entire 265 foot length, averaged 0.092 ounces per ton (opt) gold.  With the addition of its silver content at a conversion ratio of 75/1, the overall average increased to 0.106 opt gold equivalent.

Within the hole were higher grade intervals:

0.214 opt gold equiv from 35 to 55 feet,

0.269 opt from 145 to 165, and

0.564 opt from 205 to 220.

The hole intercepted the diatreme material at an intermediate angle and was not true thickness.  It angled out of the side wall of the diatreme slightly below 220 feet.

A 300 foot follow-up core hole that was stepped out 10 feet from 94-5RC averaged 0.099 gold equivalents over its entire length.  Within the core hole, the interval from 136 feet to 201 feet (65 feet) averaged 0.308 opt gold equivalent.  The core hole also passed out of the side wall of the diatreme.

Permitting Status:

The Company had received a drilling permit in February of 2011 and has posted the requisite bond. New exploration permits are being applied for by DGRI and the previous extensive permitting process in the 1990s is expected to help to streamline new permits.  In addition, the previous studies were directed at an open-pit mine.  Any new permitting will be directed at a low-impact underground mine, after sufficient high-grade material is blocked out to justify new studies and applications.

In Montana, public and private lands are handled similarly in the permitting process. DGRI must apply for either a blanket exploration permit for Montana, or a specific permit for the Basin Gulch project. In either case, proposed drill sites and trenches must be located on a map, with a detailed description of how the preparation and reclamation of each site will be completed. The State will then have the choice of sending out an inspector to review the proposed plan. The State will subsequently calculate the reclamation bond amount for the work proposed, based on existing State standards. Upon DGRI posting the bond, the Company may then proceed with the exploration work.

During work in the 1990s, none of the proposed exploration follow-up sites had any deleterious aspects that needed mitigating, so no significant obstacles to exploration are anticipated.   Regarding anticipated test mining, this work can be conducted under Small Miner’s Exclusion (SME) provisions of the Montana permitting process. The SME process is much faster and simpler than the permitting process for larger mines in Montana, and can be completed within weeks of filing of an application. This property contains a large, open-ended gold and silver resource, select parts of which DGRI believes may be economically mineable under relatively rapid small mine regulations, with a very minimal footprint.

Gold Bug Project

The following map illustrates the general location of the Gold Bug Project in Oregon:

Cornish Gulch Quadrangle
T6N R16W Sec. 4
ROCK
Creek
21
23
Gulch
Hoodoo
26
CREEK
Mile 40
28
6368
6263
6245
Eureka Gulch
TRAIL
Gulch
33
34
35
6157
Gulch
5847
6105
5053
5875
Quartz
JEEP
Basin
6089
Gulch
Cornish
AREA B
AREA A
TRAIL
6732
6756
D E E R L O D G E
Prospects
North
6910
6258
7002

The Gold Bug mine is located in Josephine County, Oregon.  The Gold Bug mine is on Whiskey creek in T. 33 S., R. 8 W. near Mount Reuben at elevations of 2400 to 2600 feet as measured by aneroid barometer. The old main adit is now completely blocked by fallen timbers at about 350 feet from the portal. The vein contained gold-bearing quartz with some pyrite and chalcopyrite. The vein was only 1 to 2 feet wide where seen, but even this was stoped out, and thicker vein quartz was reported farther in. The country rock of the old main adit is an andesite containing phenocrysts of plagioclase feldspar in a matrix of plagioclase, green biotite, isotropic chloritic material, and a little magnetite and epidote. The illustration is a copy of an old mine map showing a plan and a vertical section of the old workings.

The geology of Oregon gold locations in the southwestern part of the state is complex and not fully understood, being closely associated with plate tectonics and crustal subduction. Numerous gold-quartz veins can be found in greenstone of the Triassic age (248 – 208 million years ago), which trends in belts from the southwest to the northwest parts of Josephine County. Black slate , peridotite, and serpentine of Jurassic age sometimes contain gold-quartz veins and tend to parallel the greenstone belts. Granite, diorite, and gabbro intrusive bodies can be found in many parts of the county, but are generally devoid of mineralization except where they are in contact with older rocks.

A narrow dike of serpentine may be observed crossing the road within a quarter mile of the mine. Next to the dike the enclosing andesite is considerably altered to epidote, chlorite and quartz. An adit near this outcrop drifts 100 feet on a fissure 1 to 4 feet wide containing 6 inches to 2 feet of quartz striking N. 5° E. and dipping 45° E. The mine is now owned by Romig and Neal. A new incline shaft shows a quartz vein striking N. 35° W and dipping 70° S. W. The vein-filling here is 12 to 14 inches thick and chiefly quartz stained by chrysocolla. A new crosscut adit extends N. 21° E. about 100 feet in andesite. Work was in progress here in the summer of 1913. The mine is connected with the railroad at Reuben Spur by a good mountain road.

The Gold Bug Mine produced 37,500 ounces. The production occurred primarily in the period between 1913 and 1942.

Dutch Mining, LLC owns the property in fee simple title.  The project is accessible by county roads and BLM roads crisscross Mt. Rueben.  There is little additional infrastructure.  The Company has no plans to develop this property in the near future.

The following graphic depicts the Gold Bug Project:

Item 3. Legal Proceedings.

From time to time, the Company may be involved in litigation in the normal course of business  the results of which could have a material impact on our properties, results of operation or financial condition. To the best of our knowledge, none of our officers or directors involved in any legal proceedings in which we are an adverse party.  Management currently believes that resolving any such claims against us will not have a material adverse impact on our business, financial position or results of operations. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future.  We are not aware of any other pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Year Ended December 31, 2010	High Bid	Low Bid

Fourth Quarter	$0.02	$0.02
Third Quarter	$0.01	$0.01
Second Quarter	$0.02	$0.02
First Quarter	$0.15	$0.14

Year Ended December 31, 2009	High Bid	Low Bid

Fourth Quarter	$0.17	$0.11
Third Quarter	$0.28	$0.13
Second Quarter	$0.48	$0.13
First Quarter	$0.29	$0.09

(b) Holders

As of December 31, 2010, we had 3,369 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the last three fiscal years ended December 31, 2010, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions.

For the year ended December 31, 2010, the Company issued an aggregate of 10,069,399 shares of Common Stock in consideration for services to non-related parties. In addition the Company issued 5,696,000 shares of common stock in consideration for an aggregate purchase $94,600.

On January 6, 2010, the Company issued 9,614,667 shares of common stock to Aultra Gold, Inc. in consideration for the acquisition of all of Aultra Gold’s assets related to Aultra Gold’s gold and mineral business, including inventory, accounts receivable, certain supply and distribution and other vendor contracts, good will and other various assets and intangibles.

On December 31, 2009, the issued 1,000,000 shares of common stock to acquire a controlling interest in Aultra Gold, Inc.

During the twelve months ending December 31, 2009, the Company issued 5,030,000 shares of its Common Stock for subscription proceeds in the aggregate amount of $528,000.

During the twelve months ending December 31, 2008, the Company issued 1,287,333 shares of its Common Stock for the conversion of debt in the amount of $250,000.

During the twelve months ending December 31, 2008, the Company issued 1,823,336 shares of its Common Stock for subscription proceeds in the aggregate amount of $1.022 million.

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

Item 7.  Management's Discussion and Analysis of Plan of Operation and Results of Operations.

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

OVERVIEW

Dutch Gold Resources, Inc. is engaged in the acquisition, exploration and development of gold mining projects in the Americas. The Company is focused on developing its existing mining properties in North America, and acquiring and developing new mines with the expectation that the properties can enter production within 12 to 24 months. The Company has mining assets in the states of Nevada, Montana and Oregon.

Our strategic objective is to enhance shareholder value through the exploration, acquisition and development of gold.  We generally act as a sole proprietor but may enter joint agreements with other companies in an effort to achieve our stated operating objectives.  The Company’s mission is to become a recognized gold producer within two – three years. A key to this plan is the acquisition of late - stage exploration and development projects that can be quickly advanced to production.

GOING CONCERN

In connection with their audit report on our consolidated financial statements as of December 31, 2010, Hancock Askew & Co., LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to generate revenues and raise capital.

We have explored, and continue to explore, all avenues possible to raise the funds required. We have no revenue-producing activity. We also need capital to fund overhead and administrative costs as well as transaction expenses. At December 31, 2010, accounts payable to vendors totaled $957,626.  At December 31, 2010, our cash requirement was approximately $120,000  per month . We have met our operating costs to date through the equity and debt financing from our shareholders and other investors; however, there can be no assurance that our shareholders and other investors will be able or willing to make additional investments in the future to fund continued operations.

The Company requires further funding to continue to develop its mines and fund corporate overhead.  Although we believe that there is a reasonable basis that we will successfully raise the needed funds, we cannot provide assurance that sufficient capital to sustain operations can be met. Moreover, the Company cannot provide assurance that it will maintain a level of profitability sufficient to meet operating expenses and corporate overhead.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates, judgments, and assumptions creates a level of uncertainty with respect to reported or disclosed amounts in our consolidated financial statements or accompanying notes. On an on-going basis, management evaluates its estimates, judgments, and assumptions, including those that management considers critical to the accurate presentation and disclosure of our consolidated financial statements and accompanying notes. Management bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that management believes are reasonable under the circumstances. Because of the inherent uncertainty in using estimates, judgments, and assumptions, actual results may differ from these estimates.
Our significant accounting policies are described in Note 1 to the accompanying consolidated financial statements. We believe the following assumptions and estimates are the most critical to understanding and evaluating our reported financial results.

Management has reviewed these critical accounting estimates and related disclosures with our Board of Directors.

Mineral Properties, Mineral Claim Payments and Exploration Expenses

The Company expenses all costs related to the acquisition, maintenance and exploration of the unproven mineral properties to which it has secured exploration rights. If and when proven and probable reserves are determined for a property and a feasibility study is completed, then subsequent development costs of the property are capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserves. To date, excluding the mineral properties acquired in the Aultra Gold, Inc. asset acquisition, the Company has not established the commercial feasibility of its exploration prospects, therefore all costs have been expensed.

The Company assesses the carrying costs for impairment under ASC 930 Extractive Activities – Mining (ASC 930) annually. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. If a change were to occur in any of the above-mentioned factors or estimates as it relates to capitalized assets, the likelihood of a material change in our reported results may occur.

Convertible Instruments

The Company reviews the terms of convertible debt and equity instruments to determine whether there are conversion features or embedded derivative instruments including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including conversion options that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single compound instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue free standing warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. In addition, certain conversion features are recognized as beneficial conversion features to the extent the conversion price as defined in the convertible note is less than the closing stock price on the issuance of the convertible notes. A change the market price of our common stock would result in a change in the number of shares that would be issued based on the conversion features of the related convertible notes.

Liquidity and Capital Resources

We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of debt. With limited liquid assets and depreciating fixed assets, the availability of funds from traditional sources of debt will be limited, and we cannot provide assurance that these sources of funds will be available in the future.  The Company will take sufficient action to raise additional debt and or equity as the markets will allow.

As of December 31, 2010, the Company had a cash balance of $127,397. We estimate that, based upon our current business, we will require cash resources of up to $4,000,000 over the next two to three years. Although not certain or guaranteed, the Company believes that it has access to sufficient funding through fiscal 2011.

Cash Flow

For the twelve months ended December 31, 2010, net cash used by operating activities totaled $1,048,181 resulting primarily from continued operating losses.  For the twelve month period ended December 31, 2010, cash used by investing activities totaled $74,098 which consisted of $100,000 in cash used to purchase shares under a subscription agreement offset by $25,902 in cash proceeds from the sale of securities. Financing activities provided for the period were $1,225,154 and consisted mainly of proceeds from the issuance of convertible notes payable of $707,060, notes payable - related parties of $394,036 and the sale of common stock of $94,600. We expect to continue to have operating cash flow deficiencies for the near term.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2009

The operating loss for the twelve months ended December 31, 2010 was $3,584,471, compared to an operating loss of $9,212,152 for the year ended December 31, 2009, representing an improvement of $5,627,681.  A substantial portion of the improvement is related to a reduction in professional fees by $5,689,127 for 2010. The 2009 professional fees were related to stock issued to financial consultants in connection with assisting the Company in raising funds and pursuing possible acquisitions. In 2010, as the Company still incurred related expenditures, management was able to rely less on outside consultants and raise additional funds internally through previously established relationships.

Interest expense and financing costs for the twelve months ended December 31, 2010 were $338,262 as compared to $1,239,836 for the twelve months ended December 31, 2009, a decrease of $901,574. This decrease resulted mainly from the Company settling in 2010 accrued interest owed under previous arrangements through the issuance of shares or notes. Thus, in 2010, there was less interest to accrue resulting in lower interest expense. In addition, in 2010 the Company was able to settle debt that was previously outstanding ($406,277 income statement effect), certain accounts payable balances ($188,945 income statement effect) and other liabilities previously owed ($308,000 income statement effect) through the issuance of common shares and/or convertible notes. The gain or loss resulting from these arrangements is recorded on the consolidated statement of operations. No similar settlements occurred in 2009.

The net loss for the twelve months ended December 31, 2010 was $3,698,293 as compared to $11,330,107, for the twelve month period ended December 31, 2009, representing a reduced loss of $7,631,814. The aforementioned reduction in professional fees is the primarily reason for the decrease in the net loss for 2010. Loss per share for the twelve months ended December 31, 2010 were ($.02) based on fully diluted weighted average shares of 210,819,715 as compared to an loss per share for the year ended December 31, 2009 of ($.13) based on  fully diluted weighted average shares of 87,408,634. The decrease in the loss per share results from an increase in the number of shares outstanding at December 31, 2010 combined with a decrease in the net loss reported for 2010.

The Company continues to actively review its exploration targets in proximity to its existing mines. The Company is also focused on new opportunities and on the ground purchases elsewhere in the Americas. The Company is largely focused on developing its future based on its exploration successes and organic growth.  Certain key factors which have not had an impact on past operations may affect our future operating results. These include, but are not limited to, the following:

a) Unusual fluctuations in gold prices.

b) The Company may experience increased energy, labor and contracted services costs.

c) Variations of future production volumes.

d) The Sales per ounce of gold and other minerals may be affected by variations in the price of gold, variations in mine planning, sequencing, ore grades and hardness, metal recoveries, waste removal, commodity prices and foreign currency exchange rates.

e) Operating cash flow may become insufficient to meet the funding requirements of the Company.

f) Our ability to raise significant new sources of capital will be a function of macroeconomic conditions, future gold prices and our operational performance, among other factors.

g) In the event of lower gold prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects or fund our ongoing business will be impacted.

Off-Balance Sheet Arrangements

The Company was not involved in any significant off-balance sheet arrangement during the period ended December 31, 2010.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of the Company, together with the reports thereon of the independent registered public accounting firms, are set forth on the pages of this Annual Report on Form 10-K indicated below.

Page
Dutch Gold Resources, Inc. Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms	31, 32
Consolidated Balance Sheets at December 31, 2010 and December 31, 2009	33
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009	34
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	35
Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2010 and 2009	36
Notes to Consolidated Financial Statements	37

This Form 10-K contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, us. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.

Report of Independent Registered Public Accounting Firm

Board of Directors
Dutch Gold Resources, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Dutch Gold Resources, Inc. as of December 31, 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2010.  These financial statements are the responsibility of the management of Dutch Gold Resources, Inc.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dutch Gold Resources, Inc. as of December 31, 2010 and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Dutch Gold Resources, Inc. will continue as a going concern.  As discussed in Note 13 to the consolidated financial statements, the Company has limited liquidity and has incurred recurring losses from operations and other conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 13.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hancock Askew & Co., LLP

Atlanta, Georgia
March 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Dutch Gold Resources, Inc.

We have audited the accompanying consolidated balance sheet of Dutch Gold Resources, Inc. as of December 31, 2009, and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2009. Dutch Gold Resources’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dutch Gold Resources, Inc.  as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

//Gruber & Company, LLC
Gruber & Company, LLC

Lake Saint Louis, Missouri
March 31, 2011

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
As of DECEMBER 31, 2010 and DECEMBER 31, 2009

	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$127,397	$24,522
Investments available for sale at fair value	3,188,250	-
Other current assets	150,000	269,919

Total current assets	3,465,647	294,441

LONG-TERM ASSETS:
Mineral properties	2,581,155	-
Property, plant and equipment at cost	2,358,424	2,398,776
Less accumulated depreciation	(2,112,009)	(1,632,253)

Net mineral properties and property, plant and equipment	2,827,570	766,523

Other assets	11,600	179,852

TOTAL ASSETS	$6,304,817	$1,240,816

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$957,626	$1,312,724
Accounts payable-related parties	742,947	141,391
Notes payable-related parties	2,473,962	-
Loans from shareholders	150,000	360,000
Convertible notes payable, net of debt discount of $194,976 and $0	582,084	-
Payroll liabilities	658,112	558,686
Accrued liabilities	337,443	648,856

Total current liabilities	5,902,174	3,021,657

LONG-TERM LIABILITIES:
Long-term notes payable-related parties	-	2,514,926
Warrant liability	1,661,163	2,517,202

Total long-term liabilities	1,661,163	5,032,128

TOTAL LIABILITIES	7,563,337	8,053,785

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value 10,000,000 authorized, none issued or outstanding
Series A, Convertible Preferred Stock, 2,000,000 and 0 shares authorized, issued and outstanding at December 31, 2010 and December 31, 2009	2,000	-
Common stock, $.001 par value 500,000,000 shares authorized, 372,008,907 and 115,717,375 issued and outstanding at December 31, 2010 and December 31, 2009	372,009	115,717
Additional paid-in-capital	17,547,573	10,549,581
Stock subscriptions	104,058	69,600
Accumulated deficit	(21,246,160)	(17,547,867)
Accumulated other comprehensive income	1,962,000	-

Total stockholders' deficit	(1,258,520)	(6,812,969)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,304,817	$1,240,816

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009
	December 31,
	2010	2009

Revenue

Sales	$-	$-
Cost of sales	-	-

Gross profit	-	-

Operational Expenses

Selling, general and administrative expenses	1,021,345	978,210
Professional fees	2,044,915	7,734,042
Rent and repairs and maintenance	38,455	20,144
Depreciation	479,756	479,756

Total operating expenses	3,584,471	9,212,152

Operating loss	(3,584,471)	(9,212,152)

Other income (expense)

Interest expense, net	(338,262)	(1,239,836)
Financial settlement expense	(308,000)	-
Write-off of other assets	(118,252)	-
Change in fair value of warrants	(176,359)	(913,009)
Gain from settlement of accounts payable	188,945	-
Gain from debt settlement	406,277	34,890
Gain from sale of Aultra investment	217,177	-
Realized gain on sale of securities	14,652	-

Loss before income taxes	(3,698,293)	(11,330,107)

Provision for income taxes	-	-

Net loss	(3,698,293)	(11,330,107)

Basic and diluted loss per share	$(0.02)	$(0.13)
Weighted average shares outstanding	210,819,715	87,408,634

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

	Year Ended December 31,
	2010	2009

Operating activities:

Net loss	$(3,698,293)	$(11,330,107)
Adjustments to reconcile net loss to cash used by operating activities
Gain from settlement of accounts payable	(188,945)	-
Gain from extinguishment of debt	(406,277)	(34,890)
Loss from write-off of other assets	118,252	-
Common stock issued for payment of interest owed	9,800	980,656
Common stock issued for services	1,380,041	7,716,283
Common stock issued for other settlements	308,000	-
Accretion of debt discount	98,070	-
Depreciation	479,756	479,756
Change in fair value of warrants	176,359	913,009
Gain on sale of Aultra investment	(217,177)	-
Net realized gain on sale of securities	(14,652)	-
Changes in assets and liabilities
Other current assets	-	(269,919)
Accounts payable	270,009	94,405
Accounts payable-related parties	436,152	(81,222)
Accrued liabilities	101,298	228,441
Payroll liabilities	99,426	658,059

Net cash used in operating activities	(1,048,181)	(645,529)

Investing activities:
Proceeds from sales of available-for-sale securities	25,902	-
Purchases under subscription agreement	(100,000)	-

Net cash used in investing activities	(74,098)	-

Financing activities:
Proceeds from sale of common stock	94,600	583,633
Proceeds from stock subscriptions	34,458	69,600
Proceeds from notes payable-related parties	394,036	6,928
Proceeds from convertible notes payable	707,060	9,890
Payments on notes payable-related parties	(5,000)	-

Net cash provided by financing activities	1,225,154	670,051

Net increase in cash and cash equivalents	102,875	24,522

Cash and cash equivalents at beginning of year	24,522	-

Cash and cash equivalents at end of year	$127,397	$24,522

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	$-	$6,000

Non-cash Transactions:
Common shares issued to settle debt	$1,120,810	$-
Common shares issued to settle accrued expenses	51,434	-
Preferred shares issued in exchange for services	250,000	-
Common stock issued for acquisition	2,716,155	-

	$4,138,399	$-

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

	Preferred Stock Series A		Common Stock
	Shares	Dollars at Par ($.001)	Shares	Dollars at Par ($.001)	Paid in Cap. Dollars $	Stock Subscriptions	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders' Deficit

Balances 1/1/09	-	$-	52,985,409	$52,985	$1,583,068	$-	$(6,217,760)	-	$(4,581,707)

Net loss							(11,330,107)		(11,330,107)

Common shares issued for cash			5,030,000	5,030	578,603				583,633

Stock subscriptions						69,600			69,600

Common shares issued for services			45,048,333	45,048	7,671,235				7,716,283

Common shares issued to settle debt			8,053,633	8,054	591,946				600,000

Common shares issued for payment of interest			4,600,000	4,600	976,056				980,656

Fair value of warrants from issuances					(851,327)				(851,327)

Balances 12/31/09	-	$-	115,717,375	$115,717	$10,549,581	$69,600	$(17,547,867)	-	$(6,812,969)

Comprehensive loss:
Net loss							(3,698,293)		(3,698,293)
Other comprehensive income:
Unrealized gain on securities								1,962,000	1,962,000
Total comprehensive loss									(1,736,293)

Preferred shares issued in exchange for services
Accounts payable - related parties	2,000,000	2,000	-	-	248,000				250,000

Common shares issued for cash			5,696,000	5,696	88,904				94,600

Stock subscriptions, net						34,458			34,458

Common shares issued for services			21,089,399	21,089	1,358,952				1,380,041

Common shares issued to settle debt			184,641,020	184,641	936,169				1,120,810

Common shares issued for payment of interest			3,234,582	3,235	6,565				9,800

Common shares issued to settle accrued expenses			2,062,559	2,063	49,371				51,434

Common shares issued for other settlements			19,448,305	19,448	288,552				308,000

Common shares issued for acquisition			20,119,667	20,120	2,696,035				2,716,155

Beneficial conversion feature of debt instrument					293,046				293,046

Fair value of warrants from issuances					(24,877)				(24,877)

Fair value of warrants from expirations					1,057,275				1,057,275

Balances 12/31/10	2,000,000	$2,000	372,008,907	$372,009	$17,547,573	$104,058	$(21,246,160)	$1,962,000	$(1,258,520)

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Dutch Gold Resources, Inc. is engaged in the acquisition and exploration of gold mining projects in the Americas. The Company is focused on developing its existing mining properties in North America and acquiring and developing new mines with the expectation that the properties can enter production within 12 to 24 months. The Company operates in one reporting segment.

PRINCIPLES OF CONSOLIDATION

We generally act as a sole proprietor, but may enter joint agreements with other companies in an effort to achieve our stated operating objectives. Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include our accounts and our wholly-owned subsidiaries’ accounts (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior year presentations have been reclassified to conform with the current year presentation.

USE OF ESTIMATES AND PREPARATION OF FINANCIAL STATEMENTS

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

CASH AND CASH EQUIVALENTS

Cash equivalents comprise certain highly liquid instruments with an original maturity of three months or less when purchased. At the reporting dates, cash and cash equivalents consist of cash and funds invested in money market accounts.

INVESTMENTS

The Company measures its investments based on a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is affected by a number of factors, including the type of asset or liability and their characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical instruments.

•
Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company categorizes its investments as either trading, available for sale, or held to maturity.  The Company does not hold any securities for trading purposes or that we believe would be considered held to maturity.  The Company’s investments are comprised of available-for-sale securities and are carried at fair value with unrealized gains and losses, net of applicable income taxes, recorded within accumulated other comprehensive income.  The Company reviews its investments quarterly for declines in market value that are other than temporary in addition to re-evaluating the investment classification.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, investments, accounts payable, notes payables, loans from shareholders and accrued expenses.  The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair value due to the short term nature of such items. The fair values of the Company's debt instruments are calculated based on debt with similar maturities, credit quality and current market rates of interest. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest risks arising from these financial instruments.

CONCENTRATIONS

Financial instruments, which could potentially subject the Company to credit risk, consist primarily of cash, cash equivalents and investments. The Company maintains its cash in bank deposit accounts insured by the Federal Deposit Insurance Corporation. The Company’s account balances, at times, may exceed federally insured limits. The Company has not experienced material losses in such accounts, and believes it is not exposed to any significant credit risk with respect to its cash accounts.

The Company’s operations are all related to the minerals and mining industry. A reduction in mineral prices or other disturbances in the minerals market could have an adverse effect on the Company’s operations.

MINERAL PROPERTIES, MINERAL CLAIM PAYMENTS AND EXPLORATION EXPENSES

The Company expenses all costs related to the acquisition, maintenance and exploration of the unproven mineral properties to which it has secured exploration rights. If and when proven and probable reserves are determined for a property and a feasibility study is completed, then subsequent development costs of the property are capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserves. To date, excluding the mineral properties acquired in the Aultra Gold, Inc. asset acquisition, the Company has not established the commercial feasibility of its exploration prospects, therefore all costs have been expensed. The costs related to acquisition, maintenance and exploration were not material for the years presented in the consolidated statement of operations.

Included in mineral properties is value beyond proven and probable reserves (VBPP) resulting from the Company’s acquisition of the assets of Aultra Gold, Inc. (Aultra Gold) in 2010 as discussed in Note 2. The concept of VBPP has been interpreted differently by different mining companies. Dutch Gold’s VBPP is attributable to (i) mineralized material, which includes measured and indicated amounts, that the Company believes could be brought into production with the establishment or modification of required permits and should market conditions and technical assessments warrant, (ii) inferred mineral resources and (iii) exploration potential, as further defined below.

Mineralized material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support reported tonnage and average grade of minerals. Such a deposit does not qualify as proven and probable reserves until legal and economic feasibility are confirmed based upon a comprehensive evaluation of development costs, unit costs, grades, recoveries and other material factors. Inferred mineral resources are that part of a mineral resource for which the overall tonnages, grades and mineral contents can be estimated with a reasonable level of confidence based on geological evidence and apparent geological and grade continuity after applying economic parameters. An inferred mineral resource has a lower level of confidence than that applying to an indicated mineral resource. Exploration potential is the estimated value of potential mineral deposits that the Company has the legal right to access. The value assigned to exploration potential was determined by interpreting the known exploration information and exploration results, including geological data and/or geological information, that were available as of the acquisition date. Carrying amounts assigned to VBPP are not charged to expense until the VBPP becomes associated with additional proven and probable reserves and the reserves are produced or the VBPP is determined to be impaired. Additions to proven and probable reserves for properties with VBPP will carry with them the value assigned to VBPP at the date acquired, less any impairment amounts.

The Company assesses the carrying costs for impairment under ASC 930 Extractive Activities – Mining (ASC 930) annually. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IMPAIRMENT OF LONG-LIVED ASSETS

Management reviews and evaluates the net carrying value of all facilities, including idle facilities, for impairment at least annually, or upon the occurrence of other events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. We estimate the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. All assets of an operating segment are evaluated together for purposes of estimating future cash flows.

Although management has made a reasonable estimate of factors based on current conditions and information, assumptions underlying future cash flows are subject to significant risks and uncertainties. Estimates of undiscounted future cash flows are dependent upon estimates of prices to be recovered from proven and probable reserves, and to some extent, identified resources beyond proven and probable reserves, future production and capital costs and estimated prices (considering current and historical prices, forward pricing curves and related factors) over the estimated remaining mine life. It is reasonably possible that changes could occur in the near term that could adversely affect our estimate of future cash flows to be generated from our operating properties. If undiscounted cash flows including an asset’s fair value are less than the carrying value of a property, an impairment loss is recognized. The Company has determined that no impairment exists pertaining to its long-lived assets.

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental expenditures as of December 31, 2010 is not needed.

ASSET RETIREMENT OBLIGATIONS

The Company follows ASC 410-20, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no mining projects in production as of December 31, 2010, and the asset retirement obligations are usually created as part of the production process. Accordingly, at December 31, 2010, the Company had no asset retirement obligations.

CONVERTIBLE INSTRUMENTS

The Company reviews the terms of convertible debt and equity instruments to determine whether there are conversion features or embedded derivative instruments including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including conversion options that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single compound instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue free standing warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.  When convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for separately, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount. When the Company issues debt securities, which bear interest at rates that are lower than market rates, the Company recognizes a discount, which is offset against the carrying value of the debt. Such discount from the face value of the debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income.

In addition, certain conversion features are recognized as beneficial conversion features to the extent the conversion price as defined in the convertible note is less than the closing stock price on the issuance of the convertible notes.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAX

The Company accounts for income taxes under ASC 740, Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. ASC 740 also requires that uncertain tax positions are evaluated in a two-step process, whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority would be recognized.

REVENUE RECOGNITION

We plan to recognize revenue from the sale of product when an agreement of sale exists, product delivery has occurred, title has transferred to the customer and collection is reasonably assured. The price to be received is based upon terms of a sales contract. The Company has not generated revenue activity for the periods presented in the consolidated financial statements.

STOCK BASED COMPENSATION

The Company has adopted ASC 718, Stock Compensation, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest. The Company has not issued stock options in 2009 or 2010. The Company issues stock for payment of certain professional fees and these stock issuances are expensed based on the market value of the stock on the date granted. The Company expenses these professional fees at the time of stock issuance as the stock issuance date approximates the date the services are performed.

PER SHARE DATA

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, convertible notes and convertible preferred stock.

The Company has excluded all common equivalent shares outstanding for warrants, convertible notes and convertible preferred stock to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of December 31, 2010, 11,635,833 warrants, 75,454,246 potential shares which may be issued resulting from the provisions of convertible notes and 2,000,000 in convertible preferred stock to purchase common stock were outstanding. As of December 31, 2009, 7,777,500 warrants to purchase common stock were outstanding. There were no convertible notes or convertible preferred stock outstanding at December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosures ASC 820, Improving Disclosures about Fair Value Measurements: In January 2010, the Financial Accounting Standards Board (FASB) issued accounting guidance intended to improve disclosures related to fair value measurements. This guidance requires significant transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed separately along with the reasons for the transfers. Additionally, in the reconciliation for the fair value measurements using significant unobservable inputs (Level 3), information about purchases, sales, issuances and settlements must be presented separately (cannot net as one number). This guidance also provides clarification for existing disclosures on (i) level of disaggregation and (ii) inputs and valuation techniques. In addition, this guidance includes conforming amendments for employers’ disclosure of postretirement benefit plan assets. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are required for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC 820 did not have a material impact on the Company’s consolidated results of operations or financial position.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION AND DISPOSITION OF AULTRA GOLD

Stock Purchase Agreement – Aultra Gold

Pursuant to a Stock Purchase Agreement by and among the Company, Rauno Perttu, Strategic Minerals Inc., a Nevada corporation, and Aultra Gold Capital Inc., a Turks and Caicos corporation, the Company acquired a 67% controlling interest of Aultra Gold, Inc. (“Aultra” or “Aultra Gold”) by acquiring 6,442,500 of Aultra’s existing common shares for a purchase price of one million newly-issued shares of the Company’s common stock, par value $0.001 per share. The transaction closed on January 6, 2010. The total value of the one million shares issued based on the Dutch Gold Resources, Inc. common share closing price of $0.135 per share was $135,000.

In addition, as discussed further in Note 4, in accordance with the Stock Purchase Agreement the Company forgave $269,919 in advances that the Company previously made to Aultra Gold which were secured by a promissory note and recorded as an Other Current Asset by the Company as of December 31, 2009. As the forgiveness of the advances occurred resulting from the execution of the Stock Purchase Agreement, management determined that the amount forgiven should be included in the overall value of the controlling interest acquired; therefore, the Company determined that the fair value of the Aultra controlling interest was $404,919.

Asset Purchase Agreement – Aultra Gold

On January 6, 2010, Dutch Gold Resources, Inc. entered into an Asset Purchase Agreement with DGRI ADGI Acquisition Corporation (the “Purchaser” and a Dutch Gold Resources, Inc. wholly owned subsidiary) and Aultra Gold, Inc. Pursuant to the agreement, the Company acquired all of Aultra Gold’s assets, which primarily consisted of the mining rights to a project in Montana and a project in Nevada.  As consideration for these assets, the Company issued 9,614,667 shares of its common stock, par value $0.001 per share, to Aultra Gold for a total value of $1,297,980 based on the $0.135 per share market price of Dutch Gold’s common stock.  In addition, in connection with the Asset Purchase Agreement, the Company issued a Dutch Gold Resources, Inc. executive and an Aultra Gold executive collectively 9,505,000 Dutch Gold common shares for a total value of $1,283,175 based on the $0.135 per share market price of Dutch Gold’s common stock. The purpose for issuing these shares was to incentivize these executives that were instrumental in the transaction and to ensure that these key executives would continue to be involved with the acquired projects.  Based on these transactions, the Company determined that the consideration paid resulting from the Asset Purchase Agreement was $2,581,155 and has accounted for the transaction using the acquisition method of accounting with the purchase price assigned to the net assets acquired based on the fair value of such assets at the date of acquisition.

In accordance with the transaction, the Company acquired substantially all of the assets related to Aultra Gold’s gold and mineral business. Management determined that the value of the assets obtained primarily relate to the mineral rights associated with the property in Basin Gulch, Montana. Dutch Gold was granted an assignment of the Basin Gulch Mine lease between Aultra Gold and Strategic Minerals as a result of the acquisition. Previously, on May 31, 2006, Aultra entered into a Mining Lease Agreement with Strategic, whereby Strategic granted Aultra the exclusive right to explore, evaluate, develop, and mine the Basin Gulch property. Aultra had been unable to obtain the financing to explore, evaluate and develop the property.

ASC 930-805, states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights. Acquired mineral rights are considered tangible assets under ASC 805. ASC 805 requires that mineral rights be recognized at fair value as of the acquisition date.  ASC 930-805-30-1 and 30-2 provides that in fair valuing mineral assets, an acquirer should take into account both:

•	The value beyond proven and probable reserves (VBPP) to the extent that a market participant would include VBPP in determining the fair value of the assets.
•	The effects of anticipated fluctuations in the future market price of minerals in a manner that is consistent with the expectations of market participants.

In order to fair value the mineral rights acquired, management utilized a compilation and review report prepared by a third-party which documented the estimated proven and probable reserves related to the Basin Gulch Mine property. Based on these findings, management estimated the VBPP and the Company determined that the fair value of the total consideration paid of $2,581,155 resulting from the Asset Purchase Agreement should be allocated to the mineral rights acquired. The Company has recorded the acquired mineral rights fair value as Mineral properties on the consolidated balance sheet as a separate component of property, plant and equipment. As the mineral rights represent a tangible asset, the assigned fair value should be amortized over the useful life of the mineral right based on the units of production method. Management has preliminarily determined that the useful life for the acquired mineral right approximates twenty years but will reevaluate this estimate at the time production commences. Management will begin the amortization of the asset once development of the site commences in accordance with the units of production method.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION AND DISPOSITION OF AULTRA GOLD (CONTINUED)

Summary of Stock Purchase Agreement and Asset Purchase Agreement – Aultra Gold

As a result of the Stock Purchase Agreement and Asset Purchase Agreement dated  January 6, 2010, Dutch Gold Resources, Inc. owned 67% of the common shares of publicly traded Aultra and the assets of Aultra Gold which primarily related to mineral rights. Subsequent to these transactions, Aultra was basically a public shell consisting of its stock holdings in Dutch Gold’s common shares, liabilities that were not assumed by the Company and a deficit.

Aultra Gold is engaged in the business of acquiring and exploring gold and mineral properties with proven and probable reserves, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale.

Dutch Gold pursued the transactions with Aultra as the Company’s mission is to become a recognized gold producer within two years with a key to this objective being the acquisition of late state exploration and development projects that can be quickly advanced to production. Based on the assets that Aultra controlled, specifically the rights to the Basin Gulch Mine property, the Company determined that the acquisition met its strategic objectives and that management believes that it has the financial resources to produce and realize the mineral rights related to the property.

Except as noted in the preceding paragraphs and as disclosed in the Stock Purchase Agreement and Asset Purchase Agreement, there were no material relationships among the Company and Aultra or any of their respective affiliates. It is the policy of the Company to segregate each of its mining projects into separate, wholly owned special purpose vehicles, for the purposes of risk mitigation and financing. The acquisition of the controlling interest in Aultra Gold was made as an investment to be held either for a spin-off or other value creation event. The Asset Purchase Agreement was executed as the Company believes that it has the resources to develop the mineral rights related to the projects acquired.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION AND DISPOSITION OF AULTRA GOLD (CONTINUED)

Shamika Transaction

On March 26, 2010, Aultra Gold, Inc., which had been a 67% owned subsidiary of Dutch Gold since the January 6th transactions discussed previously, entered into an Agreement and Plan of Share Exchange with Shamika2Gold Inc., a Canadian Corporation (“Shamika”).   In general terms, Aultra was a public shell with limited assets and Shamika was a private company that acquired the Aultra public shell in a reverse acquisition allowing Shamika, after the transaction, to be a registrant.

Pursuant to the agreement, Aultra acquired all of the outstanding shares (the “Shamika Shares”) from the Shamika Holders in exchange for an aggregate of 25,500,000 newly issues shares of Aultra’s common stock, par value $0.001 per share (the “Exchange”). As a result of the acquisition and other concurrent transactions in Aultra’s shares, Aultra Gold, Inc. (now publically traded as Shamika 2 Gold) had 50,000,000 million shares outstanding with 967,467 pertaining to the reversed Aultra shell. Accordingly, the Exchange represents a change in control. For financial accounting purposes, the acquisition was a reverse acquisition of Aultra by Shamika, under the purchase method of accounting, and was treated as a recapitalization with Shamika as the acquirer. Upon consummation of the Exchange, Aultra adopted the business plan of Shamika.  The business purpose of this transaction was that Shamika wanted to be a publicly traded company in order to have access to the capital markets which would provide access to funding for mining development opportunities. As Aultra had no operations subsequent to the Asset Purchase agreement noted above, issuing shares that would result in Shamika having a controlling interest allowed Aultra (and Dutch Gold) to retain shares in a company that had the financial resources to pursue and develop new mining opportunities.

In connection with the Reverse Acquisition and on the same date, Shamika issued 23,546,067 shares of its common stock in order to satisfy certain liabilities in the amount of $301,512. As part of this transaction Dutch Gold Resources, Inc. was issued 4,950,000 shares (9.9%) of Shamika Gold Inc. The Company determined the fair value of the 4,950,000 common shares received as $1,237,500 which approximated the value of the shares on the first day that Shamika’s common shares were publicly traded. As a result of the reverse acquisition by Shamika, Dutch Gold retained the remaining Aultra liabilities not acquired of $616,154 which represents amounts owed to a former officer of Aultra (now a Dutch Gold executive), Rauno Perttu.

Dutch Gold issued 10,000,000 shares  to Rauno Perttu in July 2010 which reduced this liability by $200,000 ($200,000 represented the fair value of the shares on the date of issuance). Therefore, the Company has remaining a $416,154 liability which is recorded in our consolidated balance sheet as of December 31, 2010 in the Accounts payable-related parties account line.

At March 26, 2010, resulting from the Shamika transaction, the Aultra Board of Directors and Officers was reconstituted by the resignation of: Rauno Perttu from his role as President, Secretary and Director, Daniel Hollis from his role as Chief Executive  Officer and Director, Lance Rosmarin from his role as Director, and the appointment of Robert Vivian as President and Chief Executive Officer and Terence Orstlan as Secretary and Director. The Company owns less than 10% of the issued and outstanding shares of Shamika as of December 31, 2010. Subsequent to the transaction date, the Company utilizes the cost method to account for its investment in Shamika Gold as Dutch Gold no longer has a controlling interest in Aultra nor does management have the ability to exercise significant influence over Shamika’s operating and financial policies. The Company has classified the fair value of its investment in Shamika as an available-for-sale security. Refer to Note 3 for additional discussion on this investment.

Management views its initial controlling interest in Aultra as substantive during the period from January 6, 2010 through March 26, 2010 as the Company’s involvement and expertise was needed in order to execute an agreement with Shamika. In addition, during this interim period Aultra’s board of directors consisted of two directors from Dutch Gold. These directors were instrumental in the Shamika transaction. Although the controlling interest was obtained on January 6, 2010 and subsequently sold on March 26, 2010, the Company has not consolidated the financial results of Aultra for this interim period as Aultra’s results were not material to the consolidated financial statements of the Company. In addition, pro-forma financials related to Aultra’s operations have not been provided as we deem this information not to be beneficial to our shareholders as Aultra’s operating activity was minimal and would not have a material effect on our operations.

We recorded our $404,169 investment in Aultra resulting from the Stock Purchase Agreement under the equity method. As stated above, we effectively sold Aultra through a reverse acquisition by Shamika on March 26, 2010. A gain on the disposition of the controlling interest of Aultra resulted from the sale to Shamika. Management determined that the gain recorded would be the difference in our initial fair value investment in Aultra ($404,169) less the $621,346 fair value of the consideration received from the Shamika transaction ($621,346 calculated as the fair value of the Shamika shares received of $1,237,500 less Aultra debt assumed of $616,154). Thus, the Company recorded in our statement of operations a $217,177 gain on sale of our Aultra investment for the year ended December 31, 2010.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—INVESTMENTS AVAILABLE FOR SALE

Investments are comprised of:

	December 31,
	2010	2009
Shamika 2 Gold equity security	$3,188,250	$-

Total investments available for sale at fair value	$3,188,250	$-

As disclosed in Note 2, resulting from the Shamika Gold transaction, the Company acquired 4,950,000 shares of common stock of Shamika 2 Gold with an investment value of $1,237,500.  Securities to be held for indefinite periods of time, but not necessarily to be held to maturity or on a long-term basis, are classified as available for sale and carried at fair value with unrealized gains or losses reported as a separate component of shareholders' deficit in Accumulated Other Comprehensive Income in the consolidated balance sheet.  Based on management’s current intent of holding the majority of the shares in Shamika 2 Gold equity security, the investment is classified as a short term investment in available for sale securities. The common stock of Shamika 2 Gold is quoted on the Over-the-Counter Bulletin Board under the symbol “SHMX” and is, therefore, considered a Level 1 investment in the fair value hierarchy.

The Company sold 45,000 shares of its investment in 2010, which resulted in a realized gain on sale of securities of $14,652. Based on the December 31, 2010 $3,188,250 fair value of the remaining 4,905,000 Shamika 2 Gold shares, the Company has recorded a $1,962,000 unrealized gain in Accumulated Other Comprehensive Income as of December 31, 2010.

NOTE 4—OTHER CURRENT ASSETS

Other current assets are comprised of:

	December 31,
	2010	2009
Subscription payment for Shamika 2 Gold shares	$100,000	$-
Performance Bond	50,000	-
Advances to Aultra Gold, Inc.	-	269,919

Total other current assets	$150,000	$269,919

As a result of a subscription agreement that was executed with Shamika 2 Gold in 2010, the Company remitted $100,000 in payments to acquire additional common shares of Shamika 2 Gold. These shares were not received as of December 31, 2010 and therefore the payment is recorded as an Other Current Asset on the consolidated balance sheet.

Prior to 2010, Dutch Gold Resources, Inc. advanced monies to Aultra via a secured promissory note.  The promissory note in the amount of $269,919 was secured by the underlying claims which were being paid by Aultra to both Bureau of Land Management (BLM) and the lessor of the Basin Gulch project. As part of the consideration paid which allowed the Company to acquire a controlling interest in Aultra in accordance with a Stock Purchase Agreement that closed on January 6, 2010 as discussed in Note 2, the Company forgave the advances that were made to Aultra. This amount forgiven was considered in the Company’s valuation of its controlling interest equity investment in Aultra.

NOTE 5—MINERAL PROPERTIES AND PROPERTIES, PLANT AND EQUIPMENT

Our major components of mineral properties and properties, plants and equipment  are:

	December 31,
	2010	2009

Mine and Mill Equipment	$2,358,424	$2,398,776
Mineral Properties	2,581,155	-
	$4,939,579	$2,398,776
Less: accumulated depreciation, depletion and amortization	2,112,009	1,632,253
Net carrying value	$2,827,570	$766,523

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—MINERAL PROPERTIES AND PROPERTIES, PLANT AND EQUIPMENT (CONTINUED)

There was $479,756 charged to operations for depreciation expense for the years ended December 31, 2010 and 2009, respectively.

With the acquisition of the Basin Gulch Project and the Jungo Project, we also acquired certain mining claims and permits in the transaction. These mineral rights as discussed in Note 2 were fair valued at $2,581,155 and are presented as Mineral Properties on the consolidated balance sheet. Since that time, we have not commenced any mining operations; therefore, we have not recorded any amortization expense related to any capitalized amounts. Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new projects, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of the recoverable amount whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

The Internal Revenue Service has a Federal lien on the Company’s subsidiary Dutch Mining, LLC’s equipment, real property and leases, along with a lien on the Company’s performance bond deposit that is recorded as an Other Asset on the consolidated balance sheets (See Note 7). The State of Oregon Department of Revenue has a lien on the Company’s subsidiary Dutch Mining, LLC’s personal and real property. These liens arose from unpaid Federal and state payroll taxes from the closed  Benton Mine operation in Oregon.

NOTE 6—OTHER ASSETS

Other assets are comprised of:

	December 31,
	2010	2009
Performance Bond	$-	$25,000
Security deposits and other	11,600	154,852

Total other assets	$11,600	$179,852

NOTE 7—PAYROLL LIABILITIES

The Internal Revenue Service has a Federal lien on the Company’s subsidiary Dutch Mining, LLC’s equipment, real property and leases in the amount of $567,062. The State of Oregon Department of Revenue has a lien on the Company’s subsidiary Dutch Mining, LLC’s personal and real property in the amount of $91,050. These liens arose from unpaid Federal and state payroll taxes from the closed Benton Mine operation in Oregon. The unpaid taxes aggregating $658,112 and $558,686 as of December 31, 2010 and 2009, respectively, are recorded as Payroll Liabilities, under Current Liabilities in the Company’s consolidated financial statements. Dutch Gold Resources, Inc. has not accrued for penalties and interest associated with these liens as it is more likely than not that the Company will not be liable for such amounts.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable is comprised of:

	December 31,
	2010	2009

Convertible Promissory Notes	$577,060	$-
Convertible Debentures	200,000	-
	$777,060	$-
Less: unamortized debt discount	194,976	-
Net carrying value	$582,084	$-

The Company had convertible promissory notes outstanding at December 31, 2010 in the amount of $577,060 with none outstanding at December 31, 2009. The notes bear interest at rates ranging from 8% to 21% per annum and mature within the next 12 months. Under the convertibility terms of the convertible promissory notes, the principal, plus accrued interest can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

The Company had a convertible debenture outstanding at December 31, 2010 in the amount of $200,000 with none outstanding at December 31, 2009. The note bears an interest at a rate of 12% per annum. Under the convertibility terms of the debenture, the principal, plus accrued interest can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

These convertible promissory notes and the convertible debenture contain a beneficial conversion feature which allows the holder of the note to convert the note into common shares of the Company at a price less than market. The Company has computed and recorded a $293,046 value for the beneficial conversion feature pertaining to the convertible notes. This amount is recorded as a discount to the principal amount of the note and is amortized to interest expense utilizing the straight-line method over the term of the related note as the results are not materially different from those which would result from the interest method. As of December 31, 2010, $194,976 in unamortized discount remained associated with the beneficial conversion feature.

NOTE 9—LOANS FROM SHAREHOLDERS

Loans from shareholders are comprised of:

	December 31,
	2010	2009
Loans from shareholders	$150,000	$360,000

Total loans from shareholders	$150,000	$360,000

As of December 31, 2010, various shareholders of the Company had notes with a principal balance remaining of $150,000 advanced to the Company for working capital purposes. These loans bear interest at an annual rate of interest from 7% to 10%.  The loans have no specific terms of repayment, are unsecured and do not contain convertible features.  Interest expense for the years ended December 31, 2010 and 2009 for loans from shareholders was $12,258 and $35,859, respectively. Accrued interest on these loans as of December 31, 2010 and 2009, was $5,390 and $48,759, respectively.

NOTE 10—INCOME TAX

The Company had net operating loss carryforwards available to offset future taxable income approximating $24.2 million as of December 31, 2010. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset. The deferred tax asset net operating loss recorded that is fully reserved by a valuation allowance approximates $9.2 million and $7.8 million as of December 31, 2010 and 2009, respectively. The increase in the valuation allowance is a direct result of the operating loss reported for 2010. There are no other material deferred tax positions recorded by the Company.

We do not have an accrual for uncertain tax positions as of December 31, 2010 and 2009. If interest and penalties were to be assessed, we would charge interest to Interest Expense, and penalties to Other Operating Expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—CAPITAL STOCK

Preferred Stock

As of December 31, 2010, the Company had 2,000,000 shares of its $0.001 par value Series A Convertible Preferred stock issued and outstanding. During 2010, 1,000,000 shares were issued each to two executives in order to compensate these executives for compensation owed to them in accordance with their employment agreements. The value of the stock issued approximated the fair value of the services performed which was $250,000. The Series A Convertible Preferred stock provides the conversion right to common shares along with voting rights over common shareholders. There was no Series A Convertible Preferred stock issued or outstanding in 2009.

Common Stock

As of December 31, 2010, the Company had 372,008,907 shares of its $0.001 par value common stock issued and outstanding.

Common Stock was issued to retire various debt and payable obligations of the Company based upon the actual balance and any accrued interest.  The consideration for settlement amounts for payments from the Company’s common shares was arrived at by utilizing the market value (the price of the last reported trade) of the DGRI stock on the date of issue. In addition, common stock was issued related to the Aultra transaction as discussed in Note 2.

Warrants

As of December 31, 2010, the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2009	7,777,500	$0.56	-
Granted	5,000,000	0.04	-
Forfeited/Expired	(1,141,667)	(0.89)	-
Exercised	-	-	-
Outstanding, Decmber 31, 2010	11,635,833	$0.48	$0

Share Purchase Warrants were issued in 2009 and 2010. ASC 505-10-50, Equity Disclosure, requires entities to disclose a summary of the pertinent rights and privileges of outstanding securities. These common share purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model as of the issuance date. Some of the warrants provide that in the event the Company is unable to issue registered shares upon exercise, the warrant holders are entitled, under securities laws, to receive freely tradable shares pursuant to a "cashless exercise" provision. However, based on interpretation of ASC 815, there is a required presumption of net cash settlement.

We determined that these warrants issued create a related liability in accordance with ASC 480-10-55-29 & 30 due to the fact that some of the warrants could be settled for cash.  In our estimation of the value of this liability, we interpreted and applied the concept of "Fair Value" from ASC 820. We took into account the remote probability of the occurrence of a fundamental transaction triggering a right to cash settlement as a probability factor in applying a Black-Scholes valuation of the warrants. The warrants have been recorded at their relative fair values at issuance and will continue to be recorded at fair value each subsequent balance sheet date.  Any change in value between reporting periods is recorded as Other Income (expense) each reporting date.  The warrants are reported as a liability rather than as equity. The fair value of the warrants is estimated using the Black-Scholes  option-pricing model. As of December 31, 2010 and 2009, the fair value of the warrants was determined to be $1,661,163 and $2,517,202, respectively. Accordingly, we recorded $176,359 and $913,009 in losses from the valuation of the warrant liability for the years ended December 31, 2010 and 2009, respectively, related to the change in the fair value of the warrants. The 1,141,667 warrants issued in 2008, expired in calendar year 2010 with $1,057,275 being reclassified from liabilities to stockholders' deficit.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—Capital Stock (CONTINUED)

The Company recomputes the fair value of the warrants at the end of each fiscal reporting period.  These warrants vest immediately and have a range of two to five year terms.  Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different. The significant assumptions using the Black-Scholes model approach utilized for computing the fair value of the warrants are:

(i) Risk-Free Interest Rate. The risk-free interest rates for the warrants are based on U.S Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants. The weighted average risk-free interest rates used to value the warrants in 2010 and 2009 were 1.93% and 2.20%, respectively.

(ii) Expected Holding Period. The expected holding period represents the period of time that the warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the warrants at each valuation date as the expected holding period.  The weighted expected holding period used to value the warrants in 2010 and 2009 were 3.0 and 3.2 years, respectively.

(iii) Expected Volatility. Expected stock volatility is based on daily observations of the Company's historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made. The weighted average expected volatility in 2010 and 2009 was 356% and 273%, respectively.

(iv) Expected Dividend Yield. Expected dividend yield is based on the Company's anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is $-0- and this assumption will be continued in future calculations unless the Company changes its dividend policy.

The weighted average Black-Scholes value for warrants granted in 2010 and 2009 was $6,219 and $53,208, respectively.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—CAPITAL STOCK (CONTINUED)

As of December 31, 2010, the following share purchase warrants were outstanding:

Warrants Outstanding	Exercise Price	Expiration Date
500,000	$1.15	January 5, 2013
250,000	1.15	January 5, 2013
12,500	0.95	April 14, 2013
12,500	0.95	April 14, 2013
3,333,333	0.50	March 12, 2011
62,500	0.50	June 9, 2012
437,500	0.50	June 9, 2012
125,000	0.30	October 5, 2012
50,000	0.30	October 21, 2012
62,500	0.30	November 16, 2012
500,000	0.30	November 18, 2012
100,000	0.30	November 18, 2012
75,000	0.30	November 24, 2012
75,000	0.30	November 29, 2012
125,000	0.30	December 4, 2012
625,000	0.30	December 9, 2014
90,000	0.30	December 9, 2012
100,000	0.30	December 16, 2012
50,000	0.30	December 16, 2012
50,000	0.50	December 16, 2012
1,500,000	0.02	August 10, 2013
1,500,000	0.05	August 10, 2013
1,000,000	0.02	August 10, 2013
1,000,000	0.05	August 10, 2013

11,635,833

Common Stock Subscriptions

For the year ended December 31, 2010, the Company had recorded proceeds of $94,600 from stock sales and $34,458 in common stock subscriptions.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—RELATED PARTY TRANSACTIONS

Notes Payable-related parties

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $1,214,926 to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board, Ewald Dienhart. This is a demand note with $900,000 secured by the mill equipment with a 0% interest rate. The balance outstanding at December 31, 2010 and 2009 was $650,962 and $1,214,926, respectively. During the 2010 the balance was partially settled through the issuance of stock.

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $250,000 to Gabriela Dienhart-Engel, who is the daughter of the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%.  The note is partially secured by the title to the Gold Bug mine. The balance outstanding at December 31, 2010 and 2009 was $250,000 and $250,000, respectively.

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $100,000 to Caruso-Dienhart TBE Family Trust, LLC., a Company related to the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%.  The note is partially secured by the Gold Bug mine and certain equipment used by the Company.  The balance outstanding at December 31, 2010 and 2009 was $100,000 and $100,000, respectively.

The Company assumed a note that was issued by Dutch Mining LLC in the amount of $950,000 to Josef Bauer for working capital.  The note is guaranteed by Ewald Dienhart and carries an interest rate of 8.0%. The balance outstanding at December 31, 2010 and 2009 was $950,000 and $950,000, respectively.

All notes listed above are due on demand.

The Company owes $129,000 and $0 at an interest rate of 7% for a short term note at December 31, 2010 and 2009, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matures on November 10, 2011.

The Company owes $136,000 and $0 at an interest rate of 7% for a short term note at December 31, 2010 and 2009, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matures on November 10, 2011.

In addition, on July 2, 2010 the Company entered into an additional 6%, $258,000 promissory note with Embassy International due July 2, 2011. As of December 31, 2010, no payments have been made on this note.

Accounts Payable-related parties

Daniel W. Hollis, CEO of Dutch Gold Resources, Inc. has advanced a total of $265,934 for the period ended December 31, 2010 which compares to $141,391 for the period ended December 31, 2009.   The cash was used for general corporate purposes by the Company.

Rauno Perttu, COO of Dutch Gold Resources, Inc. has a balance owing to him of $477,013 at December 31, 2010.  Dutch Gold retained the remaining Aultra liabilities not acquired of $616,154 which represents amounts owed to the now former officer of Aultra, Rauno Perttu. Dutch Gold issued 10,000,000 shares to Rauno Perttu in July 2010 which reduced this liability by $200,000 ($200,000 represented the fair value of the shares on the date of issuance). Therefore, the Company has remaining a $416,154 liability, which is included in the balance owed as at December 31, 2010.

NOTE 13—FINANCIAL CONDITION AND GOING CONCERN

As of December 31, 2010, the Company had cash on hand as of $127,397 and a working capital deficit of approximately $2.4 million and has incurred a loss from operations in 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies. However, as of the date of these consolidated financial statements, no formal agreement exists.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—COMMITMENTS AND CONTINGENCIES

The Company leases office space in Atlanta, Georgia under a one-year renewable contract presently at approximately $2,500 per month.

NOTE 15 – MINING LEASE AND OPTION TO PURCHASE

GOLD BUG MINE

In 1995, the Company purchased the mining property known as Mineral Lot No. 351 Final Certificate No. 83, consisting of the Gold Bug, Silver State, Silver Dollar, Oregonian, Bimetallist and U.S. Lode Claims in Josephine County, Oregon.  These claims are collectively referred to as the Gold Bug, which had gold production until 1942, when mining ceased as a result of World War II.  Historic production and current geochemical studies indicate the presence of minerals associated with gold formations.  There are no current plans to advance the Gold Bug project.

BASIN GULCH

Dutch Gold Resources, Inc. was granted an assignment of the Basin Gulch Mine lease between Aultra Gold, Inc. and Strategic Minerals, Inc. in 2010 as a result of the Asset Purchase agreement with Aultra as discussed in Note 2.

On May 31, 2006, AGDI entered into a Mining Lease Agreement with Strategic Minerals, Inc. (“Strategic”) whereby Strategic granted AGDI the exclusive right to explore, evaluate, develop, and mine the Basin Gulch Property, Montana. The advanced exploration and test mining project consists of eleven patented mineral claims, surrounded by the Deer Lodge National Forest, totaling about 217.9 acres. The claims are all located at the head of Basin Gulch, on the northern slopes of the West Fork Buttes, within the Sapphire Range of the Western Montana Rocky Mountains.

The three-stage Mining Lease Agreement for Basin Gulch is structured as follows:

Stage 1 initial payment:

ADGI paid its initial cash payment of $10,000 and prior to July 30, 2006 satisfied its reporting obligations to Strategic regarding all the exploration and studies conducted on the premises of Basin Gulch Property. This initial payment was expensed when paid.

Stage 2 advance production royalties:

To further evaluate and develop the minerals, AGDI fulfilled the following obligations:

i) By June 10, 2006, it paid a cash payment of $15,000 directly to the underlying property owner;

ii) By September 10, 2006 made cash payment of $25,000 directly to the underlying property owner, and at the end of each following six month period to date.

iii) Since 2008, Dutch Gold Resources, Inc. made such payments under an agreement with Aultra Gold, which granted a security interest in all the claims to the AGDI.   Since 2008, DGRI has made semi- annual cash payments of $25,000 to the underlying land owner. No further payments have been or will be made to Strategic based on subsequent agreements between Strategic and the Company.

Stage 3 production royalties:

Upon commencement of production, the Company must pay the greater of:

i) A twice annual cash payment of $25,000 due on March 10 and September 10 of each year; or

ii) 3% of the gross sales receipts of the gold and silver sold, due semi-annually on March 10 and September 10 of each year;

Should production be suspended for a period of 6 months or longer, the twice annual advance production royalty of $25,000 listed above resumes. Upon the completion of payments totaling $8,000,000, the Company will have purchased the mineral rights to this property. As of December 31, 2010, production had not commenced and, therefore, the Stage 3 related production royalties were not owed.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – MINING LEASE AND OPTION TO PURCHASE (CONTINUED)

JUNGO

On June 1, 2007, the Company entered into a formal binding Agreement of Purchase and Sale (the "Agreement") with W.R. Hansen, an individual (the “Seller”), pursuant to which the Company acquired from the Seller certain mining claims together with all improvements and all equipment owned by the Seller located thereon, located in Humboldt County, State of Nevada (the “Property”). In consideration of the purchase of the Property, the Company agreed to: (i) reimburse the Seller for all staking and filing costs related to the Property, (ii) issue to the Seller 50,000 restricted shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), valued at $0.50 per share, (iii) upon its sole determination of sufficient mineralization to place the Property in production, to further issue to the Seller an additional 50,000 restricted shares of the Company’s Common Stock, such that the Company shall make such a determination not later than 30 days following the acquisition of the data contemplated by paragraph 3.3 of the Agreement, (iv) not later than 10 days following the date the Property is placed into development for production of metals, to issue to the Seller an additional 100,000 restricted shares of the Company’s Common Stock, and (v) as further consideration after the Property is placed in production, to direct to the Seller a monthly Net Smelter Royalty of 2% upon all gold, silver, copper, or other metals (the “Metals”) produced and sold from the Property (each royalty payment shall be paid not later than 30 days following the last day of the month in which the metals were produced and sold). Closing of the sale and purchase of the Property occurred on the same date, as under the Agreement both the Company and the Seller have performed their mutual obligations under paragraph 2.2 and Section 4 thereof. As of December 31, 2010, the Jungo property was not in production.

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated all subsequent events that occurred after the date of the accompanying financial statements and determined that there were no events or transactions during this period which require recognition or disclosure in the Company's financials.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

1. Previous Independent Registered Public Accounting Firm.

A.  On February 1, 2010, the Company dismissed its independent registered public accounting firm, DeJoya Griffith & Company, LLC. (“DGC”).

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

2. New Independent Registered Public Accounting Firm.

As of March 18, 2011, the Registrant has engaged Hancock Askew & Co., LLP (“Hancock”) as its new independent registered certified public accounting firm to audit the Registrant’s financial statements as of and for the year ended December 31, 2010. Prior to such engagement, the Registrant did not consult such firm on any of the matters referenced in Item 302(a)(2) of Regulation S-K during the two most recent years or any subsequent interim period prior to engaging Hancock.

A.  On March 18, 2011, the Board of Directors of the Registrant dismissed its independent registered public accounting firm, Gruber & Company, LLC (“Gruber”).

B.  The report of Gruber for the year ending December 31, 2009 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than going concern.

C.  The decision to change accountants was approved by the Registrant's board of directors on March 18, 2011, and on such date Hancock Askew & Co., LLP was engaged as the Registrant's new independent registered public accountants. The Registrant did not consult Hancock regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event in connection with its report on the Registrant’s financial statements.

D.  During the Registrant's two most recent fiscal years and the subsequent interim period through the date of dismissal, there were no disagreements with Gruber on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Gruber, would have caused it to make reference to the matter in connection with its reports. There were no "reportable events" in connection with its report on the Registrant’s financial statements.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the year ended December 31, 2010 as a result of material weaknesses as discussed below.

The material weaknesses in our disclosure control procedures are as follows:

1.
Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy or the appropriate segregation of duties in place to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.
Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

●
Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

●
Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In performing the assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective, because of the material weaknesses that were identified.

Based upon the evaluation by management, they have concluded these internal controls over financial reporting were not effective as of the year ended December 31, 2010 as a result of material weaknesses as discussed below.

The material weaknesses in our disclosure control procedures are as follows:

1.
Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions or the appropriate level of segregation of duties. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.
Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

●
Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

●
Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served as such:

Name (1)	Age	Title

Daniel W. Hollis	58	Chief Executive Officer, Director

Rauno Perttu	64	Chief Operating Officer and Director

Steven Keaveney	46	Chief Financial Officer, Director

Lance Rosmarin	46	Secretary, Director

Daniel W. Hollis, Director and CEO, Age 58

Mr. Hollis serves as Chief Executive Officer of Dutch Gold, Inc. and is responsible for the overall strategy and execution. Mr. Hollis has served The Company in this position since February, 2002. Between 1982and February of 2002, Mr. Hollis was a private investor and consultant, and heserved as Registered Principal of Investacorp, Inc., a NASD broker-dealer, where he had supervisory responsibilities for the State of Georgia.

Rauno Perttu, Director and COO, Age 64

Mr. Perttu has served The Company as Chief Operating Officer since January, 2010. In his position, Mr. Perttu will manage acquisition, exploration, development and production opportunities. Since January, 2005 until January, 2010,  Mr. Perttu was the founder and principle of Aultra Gold, Inc.,  a gold exploration company.   Mr. Perttu is an Oregon-registered Engineering Geologist with almost 40 years of experience in the mining industry.  Between,  February, 1986 – December,  2004  worked as an independent consultant managing and developing mineral programs in the Americas.

Steven Keaveney, Chief Financial Officer, Age 46

Mr. Keaveney has acted as The Company’s Chief Financial Officer since November, 2010. In his role, Mr. Keaveney is responsible for The Company’s financial function, compliance and external reporting. Between February, 2010 and November ,  2010, Mr. Keaveney acted a financial consultant with The Company. Between February 2009 and February, 2010, Mr. Keaveney was the Chief Financial Officer of Flint Telecom, Inc. , a telecom provider operating in the U.S.  Between January, 2006 and January, 2009, Mr. Kevaveney was the Chief Financial Officer of Red Quartz Development, Inc. a commercial real estate firm.  Mr. Keaveney, a CPA, received a B.A. in Accounting from Villanova University and holds an M.B.A. from Pepperdine University.  He began his career as an auditor at Deloitte & Touche.

Lance Rosmarin, Secretary and Director, Age 46

Mr. Rosmarin has served as Secretary and a Director of the Company since July 22, 1996. Mr. Rosmarin was the President of a predecessor to the company until 2000. He has since held various executive positions with, and Board seats on public companies over the past fifteen years. Mr. Rosmarin received a Bachelor of Science Degree in Finance and Marketing from the University of Texas in 1985, and an MBA Degree in Finance from the University of Texas in 1988.

Directors are elected to serve one year terms or  until earlier resignation or removal.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Daniel W. Hollis,	2010	$120,000	$25,000-	-	-	-	145,000
Chief Executive Officer and	2009	$96,000	$25,000-	-	-	-	121,000
Director	2008	60,000	-	-	-	-	60,000

Rauno Perttu	2010	$120,000	$25,000	-	-	-	145,000
Chief Operating Officer and	2009	$120,000	-	-	-	-	120,000
Director	2008	-	-	-	-	-	-

Lance Rosmarin,	2010	$-	-	-	-	-	-
Secretary and	2009	$-	-	-	-	-	-
Director	2008	-	-	-	-	-	-

Steven Keaveney	2010	$47,000-	0-	-	-	-	47,000
Chief Financial	2009	$0-	0-	-	-	-	-
Officer	2008	$-	-	-	-	-	-

The table below shows the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the twelve months ended December 31, 2010 to the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the twelve months ended December 31, 2010 (our "named executive officers"):

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2010.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying UnexercisedOptions Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option ExpirationDate	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested

Daniel W. Hollis, Chief Executive Officer and Director	—	—	$—	—	—	—	—	—

Ewald Dienhart, Chairman	—	—	$—	—	—	—	—	—

Lance Rosmarin, Secretary and Director	—	—	$—	—	—	—	—	—

Steven Keaveney	—	—	$—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below shows the amount of common stock of the Company beneficially owned as of December 31, 2010 by each of the following:

Name and Address (1)	Beneficial Ownership (2)	Percentage of Class (3)

Daniel W. Hollis	20,000,000	5.78%
Rauno Perttu	20,000,000	5.78%
Lance Rosmarin	—	—
Steven Keaveney	—	—
All Directors and Executive Officers as a Group (2 persons)	40,000,000	11.56%

1. Each of our directors and named executive officers (the "named executive officers") are described in the Summary Compensation Table set forth on page 22 of this Annual Report on Form 10-K);

2. Each person whom we believe beneficially owns more than 5% of our outstanding voting stock. In accordance with the rules of the Securities and Exchange Commission, beneficial ownership as disclosed in the table below includes shares currently owned as well as shares which the named person has the right to acquire beneficial ownership of within 60 days, through the exercise of options, warrants or other rights. Except as otherwise indicated, each stockholder listed below has sole voting and investment power as to the shares owned by that person.

(1) If no address is given, the named individual is an executive officer or director of Dutch Gold Resources, Inc. whose business address is 3500 Lenox Road, Suite 1500, Atlanta, Georgia 30326.

(2) Shares of common stock that a person has the right to acquire within 60 days of December 31, 2010 are deemed outstanding for computing the percentage ownership of the person having the right to acquire such shares, but are not deemed outstanding for computing the percentage ownership of any other person.

(3) As of December 31, 2010, there were 372,008,907 shares of common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Notes Payable-related parties

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $1,214,916 to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board, Ewald Dienhart. This is a demand note with $900,000 secured by the mill equipment at a 0% interest rate. The balance outstanding at December 31, 2010 and 2009 was $650,962 and $1,214,916, respectively.

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $250,000 to Gabriela Dienhart-Engel, who is the daughter of the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%.  The note is partially secured by the title to the Gold Bug mine. The balance outstanding at December 31, 2010 and 2009 was $250,000 and $250,000, respectively.

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $100,000 to Caruso-Dienhart TBE Family Trust, LLC., a Company related to the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%.  The note is partially secured by the Gold Bug mine and certain equipment used by the Company.  The balance outstanding at December 31, 2010 and 2009 was $100,000 and $100,000, respectively.

The Company assumed a note issued by Dutch Mining LLC in the amount of $950,000 to Josef Bauer for working capital.  The note is guaranteed by Ewald Dienhart and carries an interest rate of 8.0%. The balance outstanding at December 31, 2010 and 2009 was $950,000 and $950,000, respectively.

The Company owes $129,000 and $0 at an interest rate of 7% for a short term note at December 31, 2010 and 2009, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board.

The Company owes $136,000 and $0 at an interest rate of 7% for a short term note at December 31, 2010 and 2009, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board.

In addition, on July 2, 2010 the Company entered into an additional 6%, $258,000 promissory note with Embassy International due July 2, 2011. As of December 31, 2010, no payments have been made on this note.

Accounts Payable-related parties

Daniel W. Hollis, CEO of Dutch Gold Resources, Inc. has advanced a total of $265,934 for the period ended December 31, 2010 which compares to $141,391 for the period ended December 31, 2009.   The cash was used for general corporate purposes.

Rauno Perttu, COO of Dutch Gold Resources, Inc. has a balance owing to him of $477,013 at December 31, 2010.  Dutch Gold retained the remaining Aultra liabilities not acquired of $616,154 which represents amounts owed to a former Aultra officer, Rauno Perttu. Dutch Gold issued 10,000,000 shares to Rauno

Perttu in July 2010 which reduced this liability by $200,000 ($200,000 represented the fair value of the shares on the date of issuance). Therefore, the Company has remaining a $416,154 liability, which is included in the balance as at December 31, 2010.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees paid or accrued by the Company for the audit and other services provided for the twelve months ended December 31, 2010 and fiscal 2009.

	2010	2009

Audit fees (1)	$20,000	$5,000
Audit-related fees	$0	$0
Tax fees (2)	$1,000	$1,000
All other fees	$750	$750

(1)  Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2) Tax fees principally relate to tax compliance services.

All audit related services, tax services and other services are and were pre-approved by the Company’s Board of Directors.

Item 15. Exhibits, List and Reports on Form 8-K.

Exhibit No.	Description
2.1
Agreement, dated July 22, 1996, by and between Ogden, McDonald & Company and Worldwide PetroMoly Inc., incorporated herein by reference to the Company's Current Report on Form 8-K filed on August 2 1996.

2.2
Agreement and Plan of Merger, dated April 30, 2001, among Small Town Radio, Inc., Worldwide PetroMoly, Inc., Petro Merger, Inc., Gilbert Gertner and certain individual shareholders of Small Town Radio, Inc., as amended and restated, incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on May 7, 2001.

2.3
Agreement and Plan of Merger, dated as of May 28, 2002, by and between Worldwide PetroMoly, Inc. and Small Town Radio, Inc., incorporated herein by reference to Exhibit 2.2 to the Company’s Form 10-K filed on October 15, 2002.

2.4
Warranty Bill of Sale and Assignment, dated June 25, 2002, among Greenwood Communications Corp., Ann B. Greenwood and Small Town Radio, Inc., incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 17, 2002.

2.5
Share Exchange Agreement, dated January 4, 2007, by and between Dutch Gold Resources, Inc. and Dutch Mining, LLC, incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed January 25, 2007.

2.6
Exchange Agreement, dated June 23, 2010, by and between Dutch Gold Resources, Inc. and Embassy International, LLC . incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 1, 2010.

3.1	Articles of Amendment to the Articles of Incorporation of Ogden, McDonald & Company, incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed on November 13, 1996.
3.2	Articles of Incorporation of Ogden, McDonald & Company, incorporated herein by reference to Exhibit 3.1 to the Form SB-2 filed on September 26, 2001.
3.3	Bylaws of Ogden, McDonald & Company, incorporated herein by reference to Exhibit 3.2 to the Form SB-2 filed on September 26, 2001.
3.4	Articles of Incorporation of Small Town Radio, Inc. , incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K filed on October 15, 2002.
3.5	Bylaws of Small Town Radio, Inc. incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K filed on October 15, 2002

4.1	Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock*
4.2
$5,000 Demand Note of the Company, dated February 3, 2001, issued to Bolling Investments, LLC, incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2 filed on  September 26, 2001 (File No. 333-70176).

4.3
$25,000 Demand Note of the Company, dated March 26, 2001, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form SB-2 filed on  September 26, 2001 (File No. 333-70176).

4.4
$25,000 Demand Note, dated June 4, 2001, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form SB-2 filed on  September 26, 2001 (File No. 333-70176).

4.5
$12,500 Demand Note, dated June 29, 2001, issued to Bolling Investments, LLC, incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2 filed on  September 26, 2001 (File No. 333-70176).

4.6
$50,000 Demand Note of the Company, dated August 3, 2001, issued to John F. McMullan, incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form SB-2 filed on  September 26, 2001 (File No. 333-70176).

4.7
$216,000 Secured Note of the Company dated June 17, 2002, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 17, 2002.

4.8
Note Purchase Agreement dated as of June 17, 2002 between the Company and Wayne Shortridge, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed  on June 17, 2002.

4.9
Security Agreement dated as of June 17, 2002 between the Company and Wayne Shortridge, incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on  June 17, 2002.

4.10
Warrant to Purchase Common Stock of the Company, dated June 17, 2002, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on June 17, 2002.

10.1	Employment Agreement, dated as of August 1,1996, between the Company and Gilbert Gertner, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-K filed on October 7, 1996.
10.2	Employment Agreement, dated as of August 1,1996, between the Company and James R. Danner, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-K filed on October 7, 1996.
10.3	Employment Agreement, dated as of August 1,1996, between the Company and Fred Lehmen, incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-K filed on October 7, 1996.
10.4	Employment Agreement, dated as of August 1,1996, between the Company and Lance Rosemarin, incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-K filed on October 7, 1996.
10.5
Stock Purchase Agreement, dated June 7, 2001, by and among Worldwide Petromoly, Inc. and Gilbert Gertner, incorporated herein by referenced to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 15, 2001.

10.6
Purchase and Sale Agreement, dated August 16, 2001, by and between Merchants Broadcasting Systems of Southwest Georgia and Worldwide PetroMoly, Inc., incorporated herein by reference to Exhibit 10.10 to the Form SB-2 filed on September 26, 2001.

10.7
Private Equity Line of Credit Agreement, dated as of September 25, 2001, by and between Grenville Financial LTD. and Worldwide PetroMoly, Inc., incorporated herein by reference to Exhibit 1.1 to the Form SB-2 filed on September 26, 2001.

10.8
First Amended Porter Land Consulting Agreement, dated April 16, 2001, by and between Small Town Radio and Porter Lane Investments, Inc., incorporated herein by reference to Exhibit 10.1.2 to the Form SB-2 filed on September 26, 2001.

10.9
First Amendment to First Amended Porter Land Consulting Agreement ,  dated July 31 2001, by and between Small Town Radio and Porter Lane Investments, Inc., incorporated herein by reference to Exhibit 10.1.3 to the Form SB-2 filed on September 26, 2001.

10.10	Letter Agreement regarding Porter Lane Termination, dated August 10, 2001, incorporated herein by reference to Exhibit 10.1.4 to the Form SB-2 filed on September 26, 2001.
10.11†	Worldwide PetroMoly, Inc. Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on August 13, 2001 (File No. 333-67404).
10.12	Lease Agreement, dated August 10, 2001, with HQ Global Workplaces, Inc., incorporated herein by reference to Exhibit 10.2.1 to the Form SB-2 filed on September 26, 2001.
10.13	Agreement with PGK Media Staffing Networking, Inc., incorporated herein by reference to Exhibit 10.3 to the Form SB-2 filed on September 26, 2001.
10.14
Studio Design Agreement, dated April 20, 2001, by and between Worldwide PetroMoly, Inc. and Harris Corporation, incorporated herein by reference to Exhibit 10.4 to the Form SB-2 filed on September 26, 2001.

10.15
Consulting Agreement, dated March 13, 2001, by and between Small Town Radio and Porter Lane Investments, Inc., incorporated herein by reference to Exhibit 10.1.1 to the Form SB-2 filed on September 26, 2001.

10.16
Consulting Agreement, dated July 18, 2001, by and between Worldwide PetroMoly, Inc. and NuMark Corporation , incorporated herein by reference to Exhibit 10.5 to the Form SB-2 filed on September 26, 2001.

10.17
Finder Agreement, dated June 20, 2001, by and between Worldwide PetroMoly, Inc. and Atlas Capital Services, Inc., incorporated herein by reference to Exhibit 10.7 to the Form SB-2 filed on September 26, 2001.

10.18
Consulting Agreement, dated June 21, 200, by and between Worldwide PetroMoly, Inc. and Pacific Resource Group, Inc., incorporated herein by reference to Exhibit 10.8 to the Form SB-2 filed on September 26, 2001.

10.19
Consulting Agreement, dated August 13, 2001, by and between Worldwide PetroMoly, Inc. and CEO Headlines, Inc., incorporated herein by reference to Exhibit 10.9 to the Form SB-2 filed on September 26, 2001.

10.20
Consulting Agreement, dated September 10, 2001, by and between Worldwide PetroMoly, Inc. and Richard P Smyth, incorporated herein by reference to Exhibit 10.11 to the Form SB-2 filed on September 26, 2001.

10.21
Media Services Letter of Intent, dated August 7, 2001, by and between Worldwide PetroMoly, Inc. and Fall Line Media, Inc., incorporated herein by reference to Exhibit 10.17 to the Form SB-2 filed on September 26, 2001.

10.22
Letter of Intent, dated August 13, 2001, by and between Worldwide PetroMoly, Inc. and Greenwood Communications corporation, incorporated herein by reference to Exhibit 10.18 to the Form SB-2 filed on September 26, 2001.

10.23
Letter Agreement, dated August 13, 2001, by and between Small Town Radio, Inc. and Kempff Communications Company, incorporated herein by reference to Exhibit 10.19 to the Form SB-2 filed on September 26, 2001.

10.24
Employment Agreement, dated as of July 30, 2001, by and between the Company and Donald L. Boyd, incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form SB-2 filed on September 26, 2001 (File No. 333-70176).

10.25
Employment Agreement, dated as of August 1, 2001, by and between the Company and Robert Vail, incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form SB-2 filed on September 26, 2001 (File No. 333-70176).

10.26
Consulting Agreement, dated as of September 10, 2001, by and between the Company and Richard P. Smyth, incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form SB-2 (File No. 333-70176).

10.27†	Small Town Radio, Inc. Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 filed November 6, 2002.
10.28
Commercial Lease Agreement, dated June 25, 2002, by and between Greenwood Communications Corp. and the Company, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 17, 2002.

10.29
Asset Purchase Agreement, dated February 28, 2004, by and between Small Town Radio, Inc. and USK Broadcasting, Inc., incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 12, 2003.

10.30
Asset Purchase Agreement, dated December 31, 2009, among Dutch Gold Resources, Inc., DGRI AGDI Acquisition Corporation and Aultra Gold, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 12, 2010.

10.31
Stock Purchase Agreement, dated December 31, 2009, among Dutch Gold Resources, Inc., Rauno Perttu, and Strategic Minerals, Inc., incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 12, 2010.

21.1	List of Subsidiaries. *
31.1*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated April 15, 2010, executed by Daniel W. Hollis, Chief Executive Officer of the Company.

31.2*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated April 15, 2010, executed by Steven Keveaney, Chief Financial Officer of the Company.

32.1*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated April 15, 2010, executed by Daniel W. Hollis, Chief Executive Officer of the Company.

32.2*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated April 15, 2010, executed by Steven Keveaney, Chief Financial Officer of the Company.

*  Filed herewith.     †  Management contract or compensatory plan

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/ Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer, Director
(principal executive officer)

By:	/s/Steven Keaveney
Steven Keaveney, Chief Financial Officer, Director
(principal accounting officer)

By	/s/ Lance Rosmarin
Lance Rosmarin
Secretary, Director

Date: April 1, 2011

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement, dated July 22, 1996, by and between Ogden, McDonald & Company and Worldwide PetroMoly Inc., incorporated herein by reference to the Company's Current Report on Form 8-K filed on August 2 1996.

2.2
Agreement and Plan of Merger, dated April 30, 2001, among Small Town Radio, Inc., Worldwide PetroMoly, Inc., Petro Merger, Inc., Gilbert Gertner and certain individual shareholders of Small Town Radio, Inc., as amended and restated, incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on May 7, 2001.

2.3
Agreement and Plan of Merger, dated as of May 28, 2002, by and between Worldwide PetroMoly, Inc. and Small Town Radio, Inc., incorporated herein by reference to Exhibit 2.2 to the Company’s Form 10-K filed on October 15, 2002.

2.4
Warranty Bill of Sale and Assignment, dated June 25, 2002, among Greenwood Communications Corp., Ann B. Greenwood and Small Town Radio, Inc., incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 17, 2002.

2.5
Share Exchange Agreement, dated January 4, 2007, by and between Dutch Gold Resources, Inc. and Dutch Mining, LLC, incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed January 25, 2007.

2.6
Exchange Agreement, dated June 23, 2010, by and between Dutch Gold Resources, Inc. and Embassy International, LLC . incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 1, 2010.

3.1	Articles of Amendment to the Articles of Incorporation of Ogden, McDonald & Company, incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed on November 13, 1996.
3.2	Articles of Incorporation of Ogden, McDonald & Company, incorporated herein by reference to Exhibit 3.1 to the Form SB-2 filed on September 26, 2001.
3.3	Bylaws of Ogden, McDonald & Company, incorporated herein by reference to Exhibit 3.2 to the Form SB-2 filed on September 26, 2001.
3.4	Articles of Incorporation of Small Town Radio, Inc. , incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K filed on October 15, 2002.
3.5	Bylaws of Small Town Radio, Inc. incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K filed on October 15, 2002
4.1	Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock*
4.2
$5,000 Demand Note of the Company, dated February 3, 2001, issued to Bolling Investments, LLC, incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2 filed on  September 26, 2001 (File No. 333-70176).

4.3
$25,000 Demand Note of the Company, dated March 26, 2001, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form SB-2 filed on  September 26, 2001 (File No. 333-70176).

4.4
$25,000 Demand Note, dated June 4, 2001, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form SB-2 filed on  September 26, 2001 (File No. 333-70176).

4.5
$12,500 Demand Note, dated June 29, 2001, issued to Bolling Investments, LLC, incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2 filed on  September 26, 2001 (File No. 333-70176).

4.6
$50,000 Demand Note of the Company, dated August 3, 2001, issued to John F. McMullan, incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form SB-2 filed on  September 26, 2001 (File No. 333-70176).

4.7
$216,000 Secured Note of the Company dated June 17, 2002, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 17, 2002.

4.8
Note Purchase Agreement dated as of June 17, 2002 between the Company and Wayne Shortridge, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed  on June 17, 2002.

4.9
Security Agreement dated as of June 17, 2002 between the Company and Wayne Shortridge, incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on  June 17, 2002.

4.10
Warrant to Purchase Common Stock of the Company, dated June 17, 2002, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on June 17, 2002.

10.1	Employment Agreement, dated as of August 1,1996, between the Company and Gilbert Gertner, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-K filed on October 7, 1996.
10.2	Employment Agreement, dated as of August 1,1996, between the Company and James R. Danner, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-K filed on October 7, 1996.
10.3	Employment Agreement, dated as of August 1,1996, between the Company and Fred Lehmen, incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-K filed on October 7, 1996.
10.4	Employment Agreement, dated as of August 1,1996, between the Company and Lance Rosemarin, incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-K filed on October 7, 1996.
10.5
Stock Purchase Agreement, dated June 7, 2001, by and among Worldwide Petromoly, Inc. and Gilbert Gertner, incorporated herein by referenced to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 15, 2001.

10.6
Purchase and Sale Agreement, dated August 16, 2001, by and between Merchants Broadcasting Systems of Southwest Georgia and Worldwide PetroMoly, Inc., incorporated herein by reference to Exhibit 10.10 to the Form SB-2 filed on September 26, 2001.

10.7
Private Equity Line of Credit Agreement, dated as of September 25, 2001, by and between Grenville Financial LTD. and Worldwide PetroMoly, Inc., incorporated herein by reference to Exhibit 1.1 to the Form SB-2 filed on September 26, 2001.

10.8
First Amended Porter Land Consulting Agreement, dated April 16, 2001, by and between Small Town Radio and Porter Lane Investments, Inc., incorporated herein by reference to Exhibit 10.1.2 to the Form SB-2 filed on September 26, 2001.

10.9
First Amendment to First Amended Porter Land Consulting Agreement ,  dated July 31 2001, by and between Small Town Radio and Porter Lane Investments, Inc., incorporated herein by reference to Exhibit 10.1.3 to the Form SB-2 filed on September 26, 2001.

10.10	Letter Agreement regarding Porter Lane Termination, dated August 10, 2001, incorporated herein by reference to Exhibit 10.1.4 to the Form SB-2 filed on September 26, 2001.
10.11†	Worldwide PetroMoly, Inc. Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on August 13, 2001 (File No. 333-67404).
10.12	Lease Agreement, dated August 10, 2001, with HQ Global Workplaces, Inc., incorporated herein by reference to Exhibit 10.2.1 to the Form SB-2 filed on September 26, 2001.
10.13	Agreement with PGK Media Staffing Networking, Inc., incorporated herein by reference to Exhibit 10.3 to the Form SB-2 filed on September 26, 2001.
10.14
Studio Design Agreement, dated April 20, 2001, by and between Worldwide PetroMoly, Inc. and Harris Corporation, incorporated herein by reference to Exhibit 10.4 to the Form SB-2 filed on September 26, 2001.

10.15
Consulting Agreement, dated March 13, 2001, by and between Small Town Radio and Porter Lane Investments, Inc., incorporated herein by reference to Exhibit 10.1.1 to the Form SB-2 filed on September 26, 2001.

10.16
Consulting Agreement, dated July 18, 2001, by and between Worldwide PetroMoly, Inc. and NuMark Corporation , incorporated herein by reference to Exhibit 10.5 to the Form SB-2 filed on September 26, 2001.

10.17
Finder Agreement, dated June 20, 2001, by and between Worldwide PetroMoly, Inc. and Atlas Capital Services, Inc., incorporated herein by reference to Exhibit 10.7 to the Form SB-2 filed on September 26, 2001.

10.18
Consulting Agreement, dated June 21, 200, by and between Worldwide PetroMoly, Inc. and Pacific Resource Group, Inc., incorporated herein by reference to Exhibit 10.8 to the Form SB-2 filed on September 26, 2001.

10.19
Consulting Agreement, dated August 13, 2001, by and between Worldwide PetroMoly, Inc. and CEO Headlines, Inc., incorporated herein by reference to Exhibit 10.9 to the Form SB-2 filed on September 26, 2001.

10.20
Consulting Agreement, dated September 10, 2001, by and between Worldwide PetroMoly, Inc. and Richard P Smyth, incorporated herein by reference to Exhibit 10.11 to the Form SB-2 filed on September 26, 2001.

10.21
Media Services Letter of Intent, dated August 7, 2001, by and between Worldwide PetroMoly, Inc. and Fall Line Media, Inc., incorporated herein by reference to Exhibit 10.17 to the Form SB-2 filed on September 26, 2001.

10.22
Letter of Intent, dated August 13, 2001, by and between Worldwide PetroMoly, Inc. and Greenwood Communications corporation, incorporated herein by reference to Exhibit 10.18 to the Form SB-2 filed on September 26, 2001.

10.23
Letter Agreement, dated August 13, 2001, by and between Small Town Radio, Inc. and Kempff Communications Company, incorporated herein by reference to Exhibit 10.19 to the Form SB-2 filed on September 26, 2001.

10.24
Employment Agreement, dated as of July 30, 2001, by and between the Company and Donald L. Boyd, incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form SB-2 filed on September 26, 2001 (File No. 333-70176).

10.25
Employment Agreement, dated as of August 1, 2001, by and between the Company and Robert Vail, incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form SB-2 filed on September 26, 2001 (File No. 333-70176).

10.26
Consulting Agreement, dated as of September 10, 2001, by and between the Company and Richard P. Smyth, incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form SB-2 (File No. 333-70176).

10.27†	Small Town Radio, Inc. Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 filed November 6, 2002.
10.28
Commercial Lease Agreement, dated June 25, 2002, by and between Greenwood Communications Corp. and the Company, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 17, 2002.

10.29
Asset Purchase Agreement, dated February 28, 2004, by and between Small Town Radio, Inc. and USK Broadcasting, Inc., incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 12, 2003.

10.30
Asset Purchase Agreement, dated December 31, 2009, among Dutch Gold Resources, Inc., DGRI AGDI Acquisition Corporation and Aultra Gold, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 12, 2010.

10.31
Stock Purchase Agreement, dated December 31, 2009, among Dutch Gold Resources, Inc., Rauno Perttu, and Strategic Minerals, Inc., incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 12, 2010.

21.1	List of Subsidiaries. *
31.1*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated April 15, 2010, executed by Daniel W. Hollis, Chief Executive Officer of the Company.

31.2*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated April 15, 2010, executed by Steven Keveaney, Chief Financial Officer of the Company.

32.1*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated April 15, 2010, executed by Daniel W. Hollis, Chief Executive Officer of the Company.

32.2*
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated April 15, 2010, executed by Steven Keveaney, Chief Financial Officer of the Company.

*  Filed herewith.     †  Management contract or compensatory plan