Form 10-Q
period 2011-03-31
Dutch Gold Resources Inc
filed 2011-05-16
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 11, 2011
Common Stock, par value $0.001 per share	487,321,364

DUTCH GOLD RESOURCES, INC.

FOR THE QUARTER ENDED MARCH 31, 2011

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DUTCH GOLD RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$95,213	$127,397
Investments available for sale at fair value	1,150,281	3,188,250
Deferred financing costs, net	14,120	-
Other current assets	242,153	150,000

Total current assets	1,501,767	3,465,647

LONG-TERM ASSETS:
Mineral properties	2,581,155	2,581,155
Property, plant and equipment at cost	2,358,424	2,358,424
Less accumulated depreciation	(2,231,948)	(2,112,009)

Net mineral properties and property, plant and equipment	2,707,631	2,827,570

Other assets	11,600	11,600

TOTAL ASSETS	$4,220,998	$6,304,817

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$971,139	$957,626
Accounts payable-related parties	727,221	742,947
Notes payable-related parties	2,356,462	2,473,962
Loans from shareholders	111,907	150,000
Convertible notes payable, net	520,443	582,084
Payroll liabilities	658,112	658,112
Accrued liabilities	319,538	337,443

Total current liabilities	5,664,822	5,902,174

LONG-TERM LIABILITIES:
Warrant liability	1,213,388	1,661,163

Total long-term liabilities	1,213,388	1,661,163

TOTAL LIABILITIES	6,878,210	7,563,337

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value 10,000,000 authorized, none issued or outstanding
Series A, Convertible Preferred Stock, 2,000,000 shares authorized, issued and outstanding at March 31, 2011 and December 31, 2010	2,000	2,000
Common stock, $.001 par value 500,000,000 shares authorized, 467,999,736 and 372,008,907 issued and outstanding at March 31, 2011 and December 31, 2010	468,000	372,009
Additional paid-in-capital	19,275,421	17,547,573
Stock subscriptions	104,058	104,058
Accumulated deficit	(22,435,016)	(21,246,160)
Accumulated other comprehensive (loss) income	(71,675)	1,962,000

Total stockholders' deficit	(2,657,212)	(1,258,520)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,220,998	$6,304,817

See accompanying Notes to Condensed Consolidated Financial Statements

DUTCH GOLD RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited, as restated)

Revenue

Sales	$-	$-
Cost of sales	-	-

Gross profit	-	-

Operational Expenses

Selling, general and administrative expenses	417,238	345,387
Professional fees	228,874	940,732
Rent and repairs and maintenance	17,672	13,584
Depreciation	119,939	119,939

Total operating expenses	783,723	1,419,642

Operating loss	(783,723)	(1,419,642)

Other income (expense)

Interest expense, net	(419,635)	-
Financial settlement expense	(43,200)	(36,250)
Write-off of other assets	-	(110,000)
Change in fair value of warrants	(8,868)	-
Gain from debt settlement	-	361,277
Gain from sale of Aultra investment	-	217,177
Realized gain on sale of securities	66,570	-

Loss before income taxes	(1,188,856)	(987,438)

Provision for income taxes	-	-

Net loss	(1,188,856)	(987,438)

Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average shares outstanding	467,999,736	144,337,042

See accompanying Notes to Condensed Consolidated Financial Statements

DUTCH GOLD RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited, as restated)

Operating activities:

Net loss	$(1,188,856)	$(987,438)
Adjustments to reconcile net loss to cash used in operating activities
Gain from debt settlement	-	(361,277)
Loss from write-off of other assets	-	110,000
Common stock issued for services	-	855,000
Common stock issued for other settlements	43,200	36,250
Accretion of debt discount	350,155	-
Depreciation	119,939	119,939
Change in fair value of warrants	8,868	-
Amortization of deferred financing costs	4,930	-
Gain on sale of Aultra Investment	-	(217,177)
Net realized gain on sale of securities	(66,570)	-
Changes in assets and liabilities
Other current assets	(1,153)	-
Accounts payable	13,513	75,117
Accounts payable-related parties	(15,726)	114,162
Accrued liabilities	60,202	200,000

Net cash used in operating activities	(671,498)	(55,424)

Investing activities:
Proceeds from sale of available-for- sale securities	114,486	-
Purchases of available-for-sale securities	(43,622)	-
Purchases under subscription agreement	(50,000)	-
Investments in notes receivable	(41,000)	-

Net cash used in investing activities	(20,136)	-

Financing activities:
Proceeds from loans from sale of debentures	-	75,000
Deferred financing costs	(19,050)	-
Proceeds from loans from shareholders	81,000	-
Proceeds from notes payable-related parties	382,500	-
Proceeds from convertible notes payable	215,000	-

Net cash provided by financing activities	659,450	75,000

Net (decrease) increase in cash and cash equivalents	(32,184)	19,576

Cash and cash equivalents at beginning of period	127,397	24,522

Cash and cash equivalents at end of period	$95,213	$44,098

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	$-	$-

Non-cash Transactions:
Common shares issued to settle debt	$649,093	$65,000
Common shares issued to settle accrued expenses	78,107	29,612

	$727,200	$94,612

See accompanying Notes to Condensed Consolidated Financial Statements

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2010, included in the 2010 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2010 Annual Report on Form 10-K filed on April 1, 2011. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2010 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results expected for the full year.

The Company is restating its historical financial statements for the quarter ended March 31, 2010. The restatement primarily relates to certain errors in processing transactions resulting in expenses being recorded in the incorrect period and for the incorrect value and the reclassification of the statement of operations to properly reflect expenses by function. Accordingly, the Company’s financial statements for the three months ended March 31, 2010 have been restated to correct for these errors and are included in the accompanying condensed consolidated financial statements.  For the three months ended March 31, 2010, these corrections in the aggregate reduced the Company’s previously reported net loss by $2,181,316, or $0.02 per share. Note 14 provides the effect of the restatement on the March 31, 2010 condensed consolidated financial statements.

NATURE OF OPERATIONS

Dutch Gold Resources, Inc. is engaged in the acquisition and exploration of gold mining projects in the Americas. The Company is focused on developing its existing mining properties in North America and acquiring and developing new mines with the expectation that the properties can enter production within 12 to 24 months. The Company operates in one reporting segment.

PRINCIPLES OF CONSOLIDATION

We generally act as a sole proprietor, but may enter joint agreements with other companies in an effort to achieve our stated operating objectives. Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include our accounts and our wholly-owned subsidiaries’ accounts (collectively, the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior year presentations have been reclassified to conform with the current year presentation.

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

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, in accordance with the Stock Purchase Agreement, in 2010 the Company forgave $269,919 in advances that the Company previously made to Aultra Gold which were secured by a promissory note and recorded as an Other Current Asset by the Company as of December 31, 2009. As the forgiveness of the advances occurred resulting from the execution of the Stock Purchase Agreement, management determined that the amount forgiven should be included in the overall value of the controlling interest acquired; therefore, the Company determined that the fair value of the Aultra controlling interest was $404,919.

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

In order to fair value the mineral rights acquired, management utilized a compilation and review report prepared by a third-party which documented the estimated proven and probable reserves related to the Basin Gulch Mine property. Based on these findings, management estimated the value beyond proven and probable reserves (VBPP) and the Company determined that the fair value of the total consideration paid of $2,581,155 resulting from the Asset Purchase Agreement should be allocated to the mineral rights acquired. The Company has recorded the acquired mineral rights fair value as Mineral properties on the condensed consolidated balance sheets as a separate component of property, plant and equipment. As the mineral rights represent a tangible asset, the assigned fair value should be amortized over the useful life of the mineral right based on the units of production method. Management will begin the amortization of the asset once development of the site commences in accordance with the units of production method.

Summary of Stock Purchase Agreement and Asset Purchase Agreement – Aultra Gold

As a result of the Stock Purchase Agreement and Asset Purchase Agreement dated January 6, 2010, Dutch Gold Resources, Inc. owned 67% of the common shares of publicly traded Aultra and the assets of Aultra Gold which primarily related to mineral rights. Subsequent to these transactions, Aultra was basically a public shell consisting of liabilities that were not assumed by the Company and a deficit.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Shamika Transaction

On March 26, 2010, Aultra Gold, Inc., which had been a 67% owned subsidiary of Dutch Gold since the January 6th transactions discussed previously, entered into an Agreement and Plan of Share Exchange with Shamika2Gold Inc., a Nevada Corporation (“Shamika”).   In general terms, Aultra was a public shell with limited assets and Shamika was a private company that acquired the Aultra public shell in a reverse acquisition allowing Shamika, after the transaction, to be a registrant.

Pursuant to the agreement, Aultra acquired all of the outstanding shares (the “Shamika Shares”) from the Shamika Holders in exchange for an aggregate of 25,500,000 newly issues shares of Aultra’s common stock, par value $0.001 per share (the “Exchange”). As a result of the acquisition and other concurrent transactions in Aultra’s shares, Aultra Gold, Inc. (now publically traded as Shamika 2 Gold) had 50,000,000 million shares outstanding with 967,467 pertaining to the reversed Aultra shell. Accordingly, the Exchange represented a change in control.

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

In connection with the Reverse Acquisition and on the same date, Shamika issued 23,546,067 shares of its common stock in order to satisfy certain liabilities in the amount of $301,512. As part of this transaction Dutch Gold Resources, Inc. was issued 4,950,000 shares (9.9%) of Shamika Gold Inc. The Company determined the fair value of the 4,950,000 common shares received as $1,237,500 which approximated the value of the shares on the first day that Shamika’s common shares were publicly traded. As a result of the reverse acquisition by Shamika, Dutch Gold retained the remaining Aultra liabilities not acquired of $616,154 which represents amounts owed to a former officer of Aultra (now a Dutch Gold executive), Rauno Perttu. Dutch Gold issued 10,000,000 shares to Rauno Perttu in July 2010 which reduced this liability by $200,000 ($200,000 represented the fair value of the shares on the date of issuance). Therefore, the Company has remaining a $416,154 liability which is recorded in our consolidated balance sheet as of March 31, 2011 and December 31, 2010 within the Accounts payable-related parties account line.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION AND DISPOSITION OF AULTRA GOLD (CONTINUED)

At March 26, 2010, resulting from the Shamika transaction, the Aultra Board of Directors and Officers was reconstituted by the resignation of: Rauno Perttu from his role as President, Secretary and Director, Daniel Hollis from his role as Chief Executive Officer and Director, Lance Rosmarin from his role as Director, and the appointment of Robert Vivian as President and Chief Executive Officer and Terence Orstlan as Secretary and Director. The Company owns less than 10% of the issued and outstanding shares of Shamika as of March 31, 2011. Subsequent to the transaction date, the Company utilizes the cost method to account for its investment in Shamika Gold as Dutch Gold no longer has a controlling interest in Aultra nor does management have the ability to exercise significant influence over Shamika’s operating and financial policies. The Company has classified the fair value of its investment in Shamika as an available-for-sale security. Refer to Note 4 for additional discussion on this investment.

Management viewed its initial controlling interest in Aultra as substantive during the period from January 6, 2010 through March 26, 2010 as the Company’s involvement and expertise was needed in order to execute an agreement with Shamika. In addition, during this interim period Aultra’s board of directors consisted of two directors from Dutch Gold. These directors were instrumental in the Shamika transaction. Although the controlling interest was obtained on January 6, 2010 and subsequently sold on March 26, 2010, the Company did not consolidated the financial results of Aultra for this interim period as Aultra’s results were not material to the consolidated financial statements of the Company. In addition, pro-forma financials related to Aultra’s operations have not been provided as we deem this information not to be beneficial to our shareholders as Aultra’s operating activity was minimal and would not have a material effect on our operations.

We recorded our $404,169 investment in Aultra resulting from the Stock Purchase Agreement under the equity method. As stated above, we effectively sold Aultra through a reverse acquisition by Shamika on March 26, 2010. A gain on the disposition of the controlling interest of Aultra resulted from the sale to Shamika. Management determined that the gain recorded would be the difference in our initial fair value investment in Aultra ($404,169) less the $621,346 fair value of the consideration received from the Shamika transaction ($621,346 calculated as the fair value of the Shamika shares received of $1,237,500 less Aultra debt assumed of $616,154). Thus, the Company recorded in our statement of operations a $217,177 gain on sale of our Aultra investment for the three month period ended March 31, 2010.

NOTE 3—FAIR VALUE MEASUREMENT

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

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—INVESTMENTS AVAILABLE FOR SALE

As disclosed in Note 2, resulting from the Shamika Gold transaction, in 2010 the Company acquired 4,950,000 shares of common stock of Shamika 2 Gold with an investment value of $1,237,500.  Securities to be held for indefinite periods of time, but not necessarily to be held to maturity or on a long-term basis, are classified as available for sale and carried at fair value with unrealized gains or losses reported as a separate component of shareholders' deficit in accumulated other comprehensive (loss) income in the condensed consolidated balance sheets.  Based on management’s current intent of holding the majority of the shares in Shamika 2 Gold equity security, the investment is classified as a short term investment in available for sale securities. The common stock of Shamika 2 Gold is quoted on the Over-the-Counter Bulletin Board under the symbol “SHMX” and is, therefore, considered a Level 1 investment in the fair value hierarchy.

As of December 31, 2010, the Company held 4,905,000 Shamika 2 Gold shares and recorded a fair value of $3,188,250 as investments available for sale in the condensed consolidated balance sheet. As of March 31, 2011, the Company held 4,792,836 shares with a fair value recorded of $1,150,281 and a $71,675 unrealized loss in its investment due to the decrease in the fair market value of Shamika 2 Gold’s shares during the three month period ended March 31, 2011.  Management believes that the decline its investment is considered temporary and therefore no write down of the investment value as of March 31, 2011 is needed.

NOTE 5—OTHER CURRENT ASSETS

Other current assets are comprised of:

	March 31,	December 31,
	2011	2010
Subscription payment for Shamika 2 Gold shares	$150,000	$100,000
Performance Bond	50,000	50,000
Other current assets	1,000	-
Note Receivable - Trelis Corporation	41,153	-

Total other current assets	$242,153	$150,000

As a result of subscription agreements that were executed with Shamika 2 Gold, the Company remitted $100,000 and $50,000 in payments in 2010 and for the three months ending March 31, 2011, respectively, to acquire additional common shares of Shamika 2 Gold. These shares were not received as of March 31, 2011 and therefore the payments are recorded as an Other Current Asset on the consolidated balance sheet. Receipt of the shares are expected prior to June 30, 2011.

In March, 2011, the Company issued an unsecured promissory note to Trelis Corporation in the amount of $41,000 as an advance to Trelis pertaining to their mining operations.  The note bears an annual interest rate of 8% and is due upon demand.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—MINERAL PROPERTIES AND PROPERTIES, PLANT AND EQUIPMENT

	March 31,	December 31,
	2011	2010

Mine and Mill Equipment	$2,358,424	$2,358,424
Mineral Properties	2,581,155	2,581,155
	$4,939,579	$4,939,579
Less: accumulated depreciation, depletion and amortization	2,231,948	2,112,009
Net carrying value	$2,707,631	$2,827,570

There was $119,936 and $119,936 charged to operations for depreciation expense for the period ended March 31, 2011 and March 31, 2010, respectively.

The Internal Revenue Service has a Federal lien on the Company’s subsidiary Dutch Mining, LLC’s equipment, real property and leases in the amount of $567,062. The State of Oregon Department of Revenue has a lien on the Company’s subsidiary Dutch Mining, LLC’s personal and real property in the amount of $91,050. These liens arose from unpaid Federal and state payroll taxes from the closed Benton Mine operation in Oregon. The unpaid taxes aggregating $658,112 as of March 31, 2011 and 2010, respectively, are recorded as Payroll Liabilities, under Current Liabilities in the Company’s condensed consolidated financial statements. Dutch Gold Resources, Inc. has not accrued for penalties and interest associated with these liens as it is more likely than not that the Company will not be liable for such amounts.

NOTE 7—CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable is comprised of:

	March 31,	December 31,
	2011	2010

Convertible Promissory Notes	$762,060	$577,060
Convertible Debentures	200,000	200,000
	$962,060	$777,060
Less: unamortized debt discount	441,617	194,976
Net carrying value	$520,443	$582,084

The Company had convertible promissory notes outstanding at March 31, 2011 and December 31, 2010 in the amount of $762,060 and $577,060 respectively. The notes bear interest at rates ranging from 8% to 21% per annum and mature within the next twelve months. Under the convertibility terms of the convertible promissory notes, the principal, plus accrued interest can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

The Company had a convertible debenture outstanding at March 31, 2011 and December 31, 2010 in the amount of $200,000. The note bears an interest at a rate of 12% per annum. Under the convertibility terms of the debenture, the principal, plus accrued interest can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

These convertible promissory notes and the convertible debenture contain a beneficial conversion feature which allows the holder of the note to convert the note into common shares of the Company at a price less than market. The Company has computed and recorded
$596,796 and $293,046 value at March 31, 2011 and December 31, 2010, for the beneficial conversion feature pertaining to the convertible notes. This amount is recorded as a discount to the principal amount of the note and is amortized to interest expense utilizing the straight-line method over the term of the related note as the results are not materially different from those which would result from the interest method. As of March 31, 2011 and December 31, 2010, $441,617 and $194,976, respectively, in unamortized discount remained associated with the beneficial conversion feature. Deferred financing costs of $14,120 were incurred and capitalized as of March 31, 2011 related to obtaining the convertible notes executed in fiscal 2011. The deferred financing fees are amortized to interest expense over the term of the related convertible note agreement.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—CAPITAL STOCK

Preferred Stock

As of March 31, 2011, the Company had 2,000,000 shares of its $0.001 par value Series A Convertible Preferred stock issued and outstanding. During 2010, 1,000,000 shares were issued each to two executives in order to compensate these executives for compensation owed to them in accordance with their employment agreements. The value of the stock issued approximated the fair value of the services performed which was $250,000. The Series A Convertible Preferred stock provides the conversion right to common shares along with voting rights over common shareholders.

Common Stock

As of March 31, 2011, the Company had 467,999,736 shares of its $0.001 par value common stock issued and outstanding. Common Stock was issued during the three months ended March 31, 2011, to retire various debt and payable obligations of the Company based upon the actual balance and any accrued interest.  The consideration for settlement amounts for payments from the Company’s common shares was arrived at by utilizing the market value (the price of the last reported trade) of the DGRI stock on the date of issue.

Warrants

As of March 31, 2011, the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2010	11,635,833	$0.48	-
Granted	-	-	-
Forfeited/Expired	(3,333,333)	(0.50)	-
Exercised	-	-	-
Outstanding, March 31, 2011	8,302,500	$0.41	$0

No Share Purchase Warrants were issued for the period ending March 31, 2011. These common share purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model as of the issuance date. Some of the warrants provide that in the event the Company is unable to issue registered shares upon exercise, the warrant holders are entitled, under securities laws, to receive freely tradable shares pursuant to a "cashless exercise" provision. However, based on interpretation of ASC 815, there is a required presumption of net cash settlement.

We determined that these warrants issued create a related liability in accordance with ASC 480-10-55-29 & 30 due to the fact that some of the warrants could be settled for cash.  In our estimation of the value of this liability, we interpreted and applied the concept of "Fair Value" from ASC 820. We took into account the remote probability of the occurrence of a fundamental transaction triggering a right to cash settlement as a probability factor in applying a Black-Scholes valuation of the warrants. The warrants have been recorded at their relative fair values at issuance and will continue to be recorded at fair value each subsequent balance sheet date.  Any change in value between reporting periods is recorded as Other Income (expense) each reporting date.  The warrants are reported as a liability rather than as equity.  The fair value of the warrants is estimated using the Black-Scholes  option-pricing model. As of March 31, 2011 and  December 31, 2010, the fair value of the warrants was determined to be $1,213,388 and $1,661,163, respectively. Accordingly, we recorded $8,868 for the three months ended March 31, 2011 and  $176,359 for the year ended December 31, 2010 in losses from the valuation of the warrant liability related to the change in the fair value of the warrants. The 3,333,333 warrants issued in 2009, expired in the period ended March 31, 2011, with $456,643 being reclassified from liabilities to stockholders' deficit in the accompanying condensed consolidated balance sheet.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—CAPITAL STOCK (CONTINUED)

As of March 31, 2011, the following share purchase warrants were outstanding:

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

8,302,500

NOTE 9—PER SHARE DATA

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, convertible notes and convertible preferred stock.

The Company has excluded all common equivalent shares outstanding for warrants, convertible notes and convertible preferred stock to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of March 31, 2011, the Company had 8,302,500 warrants, 75,454,246 potential shares which may be issued resulting from the provisions of convertible notes and 2,000,000 in convertible preferred stock to purchase common stock were outstanding. As of December 31, 2010, 11,635,833 warrants, 75,454,246 potential shares which may be issued resulting from the provisions of convertible notes and 2,000,000 in convertible preferred stock to purchase common stock were outstanding.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—RELATED PARTY TRANSACTIONS

Notes Payable-related parties

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $1,214,926 to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board, Ewald Dienhart. This is a demand note with $900,000 secured by the mill equipment with a 0% interest rate. The balance outstanding at March 31, 2011 and December 31, 2010 was $150,962 and $650,962, respectively. During the three months ended March 31, 2011, the balance was partially settled through the issuance of stock.

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $250,000 to Gabriela Dienhart-Engel, who is the daughter of the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%. The note is partially secured by the title to the Gold Bug mine. The balance outstanding at March 31, 2011 and December 31, 2010 was $250,000.

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $100,000 to Caruso-Dienhart TBE Family Trust, LLC., a Company related to the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%. The note is partially secured by the Gold Bug mine and certain equipment used by the Company.  The balance outstanding at March 31, 2011 and December 31, 2010 was $100,000.

The Company assumed a note that was issued by Dutch Mining LLC in the amount of $950,000 to Josef Bauer for working capital.  The note is guaranteed by Ewald Dienhart and carries an interest rate of 8.0%. The balance outstanding at March 31, 2011 and December 31, 2010 was $950,000.

All notes listed above are due on demand.

The Company owes $129,000 and $129,000 at an interest rate of 7% for a short term note at March 31, 2011 and December 31, 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matures on November 10, 2011.

The Company owes $136,000 and $136,000 at an interest rate of 7% for a short term note at March 31, 2011 and December 31, 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matures on November 10, 2011.

The Company owes $258,000 and $258,000 at an interest rate of 6% for a short term note at March 31, 2011 and December 31, 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matures on February 16, 2012.

The Company owes in aggregate $300,000 and $0 at an interest rate of 7% for four short term notes at March 31, 2011 and December 31, 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. These notes mature on February 15, 2012.

The Company owes $82,500 and $0 at an interest rate of 6% for a short term note at March 31, 2011 and December 31, 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matures in twelve months from March 31, 2011.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—RELATED PARTY TRANSACTIONS (CONTINUED)

Accounts Payable-related parties

Daniel W. Hollis, CEO of Dutch Gold Resources, Inc. has advanced a total of $260,217 and $265,934 as of March 31, 2011 and December 31, 2010, respectively.  The cash was used for general corporate purposes by the Company.

Rauno Perttu, COO of Dutch Gold Resources, Inc. has a balance owing to him of $467,004 and $477,013 at March 31, 2011 and December 31, 2010, respectively. In 2010, Dutch Gold retained the remaining Aultra liabilities not acquired of $616,154 which represents amounts owed to the now former officer of Aultra, Rauno Perttu. Dutch Gold issued 10,000,000 shares to Rauno Perttu in July, 2010 which reduced this liability by $200,000 ($200,000 represented the fair value of the shares on the date of issuance). Therefore, the Company has remaining a $416,154 liability related to the Aultra transaction which is included in the balance owed as of March 31, 2011.

NOTE 11—FINANCIAL CONDITION AND GOING CONCERN

As of March 31, 2011, the Company had cash on hand of $95,213, investments available for sale of $1,150,281, a working capital deficit of approximately $4.2 million and has incurred a loss from operations for the three months ended March 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies. However, as of the date of these condensed consolidated financial statements, no formal agreement exists.

The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going concern.

NOTE 12—COMMITMENTS AND CONTINGENCIES

The Company leases office space in Atlanta, Georgia under a one-year renewable contract presently at approximately $2,500 per month.

NOTE 13 – MINING LEASE AND OPTION TO PURCHASE

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

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – MINING LEASE AND OPTION TO PURCHASE (CONTINUED)

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

Should production be suspended for a period of 6 months or longer, the twice annual advance production royalty of $25,000 listed above resumes. Upon the completion of payments totaling $8,000,000, the Company will have purchased the mineral rights to this property. As of March 31, 2011, production had not commenced and, therefore, the Stage 3 related production royalties were not owed.

JUNGO

On June 1, 2007, the Company entered into a formal binding Agreement of Purchase and Sale (the "Agreement") with W.R. Hansen, an individual (the “Seller”), pursuant to which the Company acquired from the Seller certain mining claims together with all improvements and all equipment owned by the Seller located thereon, located in Humboldt County, State of Nevada (the “Property”). In consideration of the purchase of the Property, the Company agreed to: (i) reimburse the Seller for all staking and filing costs related to the Property, (ii) issue to the Seller 50,000 restricted shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), valued at $0.50 per share, (iii) upon its sole determination of sufficient mineralization to place the Property in production, to further issue to the Seller an additional 50,000 restricted shares of the Company’s Common Stock, such that the Company shall make such a determination not later than 30 days following the acquisition of the data contemplated by paragraph 3.3 of the Agreement, (iv) not later than 10 days following the date the Property is placed into development for production of metals, to issue to the Seller an additional 100,000 restricted shares of the Company’s Common Stock, and (v) as further consideration after the Property is placed in production, to direct to the Seller a monthly Net Smelter Royalty of 2% upon all gold, silver, copper, or other metals (the “Metals”) produced and sold from the Property (each royalty payment shall be paid not later than 30 days following the last day of the month in which the metals were produced and sold). Closing of the sale and purchase of the Property occurred on the same date, as under the Agreement both the Company and the Seller have performed their mutual obligations under paragraph 2.2 and Section 4 thereof. As of March 31, 2011, the Jungo property was not in production.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 –RESTAMENT OF FINANCIAL STATEMENTS

The Company is restating its historical financial statements for the quarter ended March 31, 2010. The restatement primarily relates to certain errors in processing transactions resulting in expenses being recorded in the incorrect period and for the incorrect value and the reclassification of the statement of operations to properly reflect expenses by function. Accordingly, the Company’s financial statements for the three months ended March 31, 2010 have been restated to correct for these errors and are included in the accompanying condensed consolidated financial statements. For the three months ended March 31, 2010, these corrections in the aggregate reduced the Company’s previously reported net loss by $2,181,316, or $0.02 per share.

The restatement effect on the condensed consolidated statement of operations for the quarter ended March 31, 2010 is reflected below.

	Quarter Ended March 31, 2010
	As previoulsy
	reported	Adjustments	As restated

Revenue

Sales	$-	$-
Cost of sales	-	-

Gross profit	-	-	-

Operational Expenses

Selling, general and administrative expenses	3,003,892	(2,658,505)	345,387
Professional fees	-	940,732	940,732
Rent and repairs and maintenance	13,584	-	13,584
Depreciation	119,939	-	119,939

Total operating expenses	3,137,415	(1,717,773)	1,419,642

Operating loss	(3,137,415)	1,717,773	(1,419,642)

Other income (expense)

Interest expense, net	(31,339)	31,339	-
Financial settlement expense	-	(36,250)	(36,250)
Gain from debt settlement	-	361,277	361,277
Write-off of other assets	-	(110,000)	(110,000)
Gain from sale of Aultra investment	-	217,177	217,177

Loss before income taxes	(3,168,754)	2,181,316	(987,438)

Provision for income taxes	-	-	-

Net loss	(3,168,754)	2,181,316	(987,438)

Basic and diluted loss per share	$(0.02)	$0.02	$(0.01)
Weighted average shares outstanding	139,423,622	4,913,420	144,337,042

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 –RESTAMENT OF FINANCIAL STATEMENTS (CONTINUED)

The restatement effect on the condensed consolidated statement of cash flows for the quarter ended March 31, 2010 is reflected below.

	Quarter Ended March 31, 2010
	As previoulsy
	reported	Adjustments	As restated

Operating activities:

Net loss	$(3,168,754)	$2,181,316	$(987,438)
Adjustments to reconcile net loss to cash used in operating activities
Gain from debt settlement	-	(361,277)	(361,277)
Loss from write-off of other assets	-	110,000	110,000
Common stock issued for services	2,218,011	(1,363,011)	855,000
Common stock issued for payment of interest	280,000	(280,000)	-
Common stock issued for other settlements	-	36,250	36,250
Depreciation	119,939	-	119,939
Net realized gain on sale of securities	-	(217,177)	(217,177)
Changes in assets and liabilities
Other current assets	269,919	(269,919)	-
Accounts payable	81,734	(6,617)	75,117
Accounts payable-related parties	28,295	85,867	114,162
Accrued liabilities	(58,143)	258,143	200,000
Payroll liabilities	9,480	(9,480)	-

Net cash used in operating activities	(219,519)	164,095	(55,424)

Financing activities:
Proceeds from loans from sale of Debentures	204,075	(129,075)	75,000
Proceeds from loans from sale of common stock, net	32,500	(32,500)	-

Net cash provided by financing activities	236,575	(161,575)	75,000

Net increase in cash and cash equivalents	17,056	2,520	19,576

Cash and cash equivalents at beginning of period	25,845	(1,323)	24,522

Cash and cash equivalents at end of period	$42,901	$1,197	$44,098

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	$-	$-	$-

Non-cash Transactions:
Common shares issued to settle debt	$-	$65,000	$65,000
Common shares issued to settle accrued expenses	-	29,612	29,612

	$-	$94,612	$94,612

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS

On April 11, 2011, the Company’s Board of Directors and shareholders holding a majority of the Company’s outstanding voting capital stock authorized the Amended and Restated Articles of Incorporation of the Company to amend the Company’s Articles of Incorporation to increase the number of the Company’s authorized shares of capital stock from 510,000,000 consisting of 500,000,000 shares of common stock par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share to 770,000,000 shares of which 750,000,000 shares will be Common Stock and 20,000,000 shares will be Preferred Stock.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects include, but are not limited to:

•	unexpected changes in business and economic conditions;
•	significant increases or decreases in gold prices;
•	unanticipated grade changes;
•	metallurgy, processing, access, availability of materials, equipment, supplies and water;
•	determination of reserves;
•	results of current and future exploration activities;
•	results of pending and future feasibility studies;
•	joint venture relationships;
•	local and community impacts and issues;
•	timing of receipt of government approvals;
•	accidents and labor disputes;
•	environmental costs and risks;
•	competitive factors, including competition for property acquisitions; and
•	availability of external financing at reasonable rates or at all.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of the Business” and “Management’s Discussion and Analysis” in our 2010 Form 10-K.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

On May 11, 2011, the afternoon fixing gold price on the London Bullion Market was $1,505.00 per ounce and the spot market gold price on the New York Commodity Exchange was $1,505.80 per ounce.

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

Employees

As of March 31, 2011, we had 5 employees. Our employees in the U.S. include geologists, environmentalists, information technologists and office administrators. The Company believes we have good relations with our employees. We also engage independent contractors in connection with the exploration of our properties, such as drillers, geophysicists, geologists and other technical disciplines.

Results of Operations

Three Months ended March 31, 2011 and 2010

During the three-month period ended March 31, 2011, the Company incurred operating expenses of $783,723 as compared to operating expenses of $1,419,642 for the period ended March 31, 2010.  In addition, the Company reported an increase in interest expense of $419,635 resulting primarily from interest recorded on convertible notes issued in late 2010 and during the three month period ended March 31, 2011. The Company's net loss during the three-month period ended March 31, 2011 was $1,188,856, as compared to a net loss of $987,438 during the three-month period ended March 31, 2010.

A substantial portion of the improvement in operating expenses is related to a reduction in professional fees by $711,858 for 2011. The 2011 professional fees were related to stock issued to financial consultants in connection with assisting the Company in raising funds and pursuing possible acquisitions. In 2011, as the Company still incurred related expenditures, management was able to rely less on outside consultants and raise additional funds internally through previously established relationships.

The net loss for the three months ended March 31, 2011 was $1,188,856 as compared to $987,438, for the three month period ended March 31, 2010, representing an increased loss of $201,418. The aforementioned increase in interest expense is the primarily reason for the increase in the net loss for 2011 when compared to the same period in 2010. The effect of the increase in interest expense on the net loss was partially offset by a $217,177 gain recorded resulting from the sale of the Company’s  investment in Aultra as discussed in Note 2 to the condensed consolidated financial statements. Loss per share for the three months ended March 31, 2011 was ($.00) based on fully diluted weighted average shares of 467,999,736 as compared to a loss per share for the three months ended March 31, 2010 of ($.01) based on fully diluted weighted average shares of 144,337,042. The decrease in the loss per share results from an increase in the number of shares outstanding at March 31, 2011.

Twelve-Month Business Outlook

In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private investors.

Operating Expenses and Capital Expenditures

Operating Expenses

Assuming that the Company is successful raising funds, we anticipate incurring operating expenses of approximately $3.2 million  during the next twelve months to fund the costs relating to the development of our properties and the identification of new acquisitions.

Source of Revenue

When produced, the Company sells gold concentrates and ore to brokers and/or refineries. The Company has not produced any revenue since 2008.

Liquidity and Capital Resources

We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of debt. With limited liquid assets and depreciating fixed assets, the availability of funds from traditional sources of debt will be limited and we cannot assure that there will be a source of funds in the future. The Company will take sufficient action to raise additional debt and or equity as the markets will allow.

As of March 31, 2011, we had a cash balance of $95,213. We estimate that, based upon our current business, we will require up to $5 million over the next two years.  However, the Company cannot properly anticipate the capital expenditures and working capital needed in connection with its operations and development.  As part of the Shamika transaction, Dutch Gold holds 4,792,836 shares of Shamika Resources (ticker:  AGDI), which as of March 31, 2011, $0.24 for a total market value of Dutch Gold's holdings of $1,150,281. Although not certain or guaranteed, the Company believes it has access to sufficient funding for the next twelve months.

Critical Accounting Policies and Estimates

In the first quarter of 2011, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Plan of Operation and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As reported in our Annual Report on Form 10-K for the year ended December 31, 2010, based upon an evaluation of the effectiveness of disclosure controls and procedures, the Company’s chief executive and chief financial officer has determined that there are material weaknesses in our disclosure controls and procedures.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote

The material weaknesses in our disclosure control procedures are as follows:

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

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

-           Establishing a formal review process of significant accounting transactions including the appropriate segregation of duties that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

-           Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will, among other things, assure that management controls and procedures are in place and being maintained consistently.

(b) Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended December 31, 2010, management is aware that there are material weaknesses in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2010. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.  There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, the Company may be involved in litigation in the normal course of business, the results of which could have a material impact on our properties, results of operation or financial condition. To the best of our knowledge, none of our officers or directors are involved in any legal proceedings in which we are an adverse party.  Management currently believes that resolving any such claims against us will not have a material adverse impact on our business, financial position or results of operations. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future.  We are not aware of any other pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.   Risk Factors

Not required for smaller reporting companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

To be determined.

Item 6.    Exhibits and Reports on Form 8-K

Exhibits.

Exhibit	Description of Exhibit
31.1	Chief Executive Officer Certification pursuant to Rule 13a(14a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a(14a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K. During the fiscal quarter ended March 31, 2011, the Company filed the following Current Reports on Form 8-K:

Form 8-K, filed on March 21, 2011

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer, Director
(principal executive officer)

By:	/s/ Steve Keaveney
Steve Keaveney , Chief Financial Officer
(principal accounting officer)

By:	/s/ Lance Rosemarin
Lance Rosemarin, Director

Date:  May 13, 2011