Form 10-K/A
period 2009-12-31
Dutch Gold Resources Inc
filed 2011-05-24
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

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
Yes ☐   No  ☐(Not required by smaller reporting companies)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No ☒

As of April 15, 2010, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares was approximately $18,514,780.

As of April 15, 2010, there were 115, 717, 375 shares of the Registrant’s common stock issued and outstanding.

Explanatory Note: This 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was originally filed with the SEC on April 15, 2010.

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

These statements include, but are not limited to, comments regarding:

·	The establishment and estimates of mineral reserves and resources;
·	Grade;
·	Expenditures;
·	Exploration;
·	Permits;
·	Closure costs;
·	Future financing;
·	Liquidity;
·	Estimates of environmental liabilities;
·	Our ability to obtain financing to fund our estimated expenditure and capital requirements; and
·	Factors impacting our results of operations.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for gold per ounce on the London Bullion Market over the past eight years:

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

Employees

As of December 31, 2009, we had 3 employees. Our employees in the U.S. include geologists, environmentalists, information technologists and office administrators. The Company believes we have good relations with our employees. We also engage independent contractors in connection with the exploration of our p roperties, such as drillers, geophysicists, geologists and other technical disciplines.

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

Existing shareholders may face dilution from our financing efforts

We are dependent on raising capital from external sources to execute our business plan. We plan to issue debt securities, capital stock or a combination of these securities. We may not be able to sell these securities, particularly under the current market conditions. Even if we are successful in finding buyers for our securities, the buyers could demand high interest rates or require us to agree to onerous operating covenants, which could in turn harm our ability to operate our business by reducing cash flow and restricting operating activities. If we were to sell our capital stock, we might be forced to sell shares at a depressed market price, which could result in substantial dilution to existing shareholders. In addition, shares of newly issued capital stock may have rights, privileges, and preferences superior to those of our common shareholders.

Our future earnings may be adversely affected because of charges resulting from acquisitions, or an acquisition could reduce shareholder value.

The Company may be required to amortize, over a period of years, certain identifiable intangible assets. The resulting amortization expense could reduce overall net income and earnings per share. Changes in future markets or technologies may require us to accelerate the amortization of intangible assets in such a way that our overall financial condition or operating results are harmed. If changes in economic and/or business conditions cause impairment of goodwill and other intangibles acquired by acquisition, it is likely that a significant non-cash charge against our earnings would result. If economic and/or business conditions did not improve, we could incur additional impairment charges against any earnings we might have in the future. An acquired business could reduce shareholder value if it should generate a net loss or require invested capital.

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

The following map illustrates the general location of the Basin Gulch Project in Montana:

Description of Basin Gulch Property, Montana

The Basin Gulch area has historically been mined by traditional placer methods, including hydraulic mining since the early part of the last century. The remains of this mining activity still exist on the site in the form of collapsed short adits, excavations, mine ponds, remains of log cabins and outbuildings, and log and dirt dams and hydraulic diversion structures. Magma Gold Inc. (MGI), who discovered the Basin Gulch deposit, explored the lode source of the placer gold from the late 1980s until 1997. To date, 323 reverse circulation and core holes have been drilled on the property for a total of 89,800 feet, with holes ranging from 80 feet to 1,050 feet in depth. In addition, 40 test trenches with a total length of 17,000 feet have taken place. In addition to the drilling, there have been two geophysical surveys, soil geochemistry surveys, topographic surveys, and geologic mapping projects carried out on the property. Most of these studies were conducted under the direction of Rauno Perttu, DGRI’s COO, and DGRI possess most of the information from these activities.

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

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently plan to retain future earnings, if any, to /finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. We may incur indebtedness in the future which may prohibit or effectively restrict the payment of dividends, although we have no current plans to do so. Any future determination to pay cash dividends will be at the discretion of our board of directors.

Recent Sales of Unregistered Securities

During the last three fiscal years ended December 31, 2009, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.  No underwriting or other compensation was paid in connection with these transactions.

On December 31, 2009, the Company issued 1,000,000 shares of common stock to acquire a controlling interest in Aultra Gold, Inc.

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

We have explored, and continue to explore, all avenues possible to raise the funds required. We have limited revenue-producing activity. We also need capital to fund overhead and administrative costs as well as transaction expenses. At December 31, 2009, accounts payable to vendors totaled $1,312,724.  At December 31, 2009, our cash requirement was approximately $50,000 per month. We have met our operating costs to date through the sale of gold, equity and debt financing from our shareholders and other investors; however, there can be no assurance that our shareholders and other investors will be able or willing to make additional investments in the future to fund continued operations.

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

Cash Flow

For the twelve months ended December 31, 2009, operations used $644,466 of cash. Financing activities provided $670,051 during the period and consisted mainly of proceeds from sale of common stock and issuance of convertible debentures. We expect to continue to have operating cash flow deficiencies for the near term.

Liquidity and Capital Resources

We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of debt. With limited liquid assets and depreciating fixed assets the availability of funds from traditional sources of debt will be limited, and we cannot assure you that there will be a source of funds in the future.

As of December 31, 2009, we had a cash balance of $24,522. We estimate that, based upon our current business, we will require up to $4,000,000 over the next two years. The estimated funding required for the first year of our business is $2,000,000.   Due to difficulties in the capital markets as a result of the credit crisis that began with the liquidation of Bear Stearns, Inc., the Company has taken steps to reduce its cash requirements, resulting in a furlough of the mining operations personnel, and a halt to production in the Benton Mine.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009 AND THE YEAR ENDED DECEMBER 31, 2009

The operating loss for the twelve months ended December 31, 2009 was $11,330,107, an increase of $,5,071,425 over the year ended December 31, 2008.  A substantial portion ($7.8 million) of the operating expenses incurred during the twelve months ending 31 December 2009 represent non-cash charges relating to the issuance of shares for professional services.  Revenue for the twelve months ended December 31, 2009 was $0 as compared to $628,669 for the year ended December 31, 2008 as result of the temporary shutdown of the mining operations.  Interest expense and financing costs for the twelve months ended December 31, 2009 were $1,239,836 as compared to $616,740 for the twelve months ended December 31, 2008 due to increased financing from Convertible Notes.  The total loss for the twelve months ended December 31, 2009 was $11,330,107 as compared to $4,602,863 for the twelve months ended December 31, 2008.

The Company continues to actively explore its exploration targets around existing mines and its efforts to look for new opportunities and on the ground purchases elsewhere in the Americas. The Company is largely focused on developing its future based on its exploration successes and organic growth.  Certain key factors will affect our future financial and operating results. These include, but are not limited to, the following:

a) Fluctuations in gold prices.

b) Costs applicable to sales—expected to be higher due to higher energy costs, labor and contracted services and lower expected production.

c) Our future expectations, particularly with respect to production volumes and costs.

d) Applicable to sales per ounce, may differ significantly from actual quarter and full year results due to variations in mine planning and sequencing, ore grades and hardness, metal recoveries, waste removal, commodity input prices and foreign currency exchange rates.

e) Our operating cash flow may become insufficient to meet the funding requirements of these investments, fund our ongoing business activities.

f) Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold prices and our operational performance, among other factors.

g) In the event of lower gold prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business.

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

DUTCH GOLD RESOURCES, INC.

FINANCIAL STATEMENTS

As of December 31, 2009 and December 31, 2008

(Restated)
(Note 16)

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

As discussed in Note 16 to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity (deficit)  and cash flows  for the years then ended have been restated.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.  Management’s plan in regard to these matters is also described in Note 12.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

//Gruber & Company, LLC
Gruber & Company, LLC
Lake Saint Louis, Missouri
April 8, 2010, (except for note 16 to the financial statements for which the date is May 11, 2011).

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
As of DECEMBER 31, 2009 and DECEMBER 31, 2008

	December 31,
	2009	2008
	(Restated)	(Restated)
	(Note 16)	(Note 16)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,522	$(1,063)
Other current assets	269,919	-

Total current assets	294,441	(1,063)

LONG-TERM ASSETS:
Property, plant and equipment at cost	2,398,776	2,398,776
Less accumulated depreciation	(1,632,253)	(1,152,497)

Net property, plant and equipment	766,523	1,246,279

Other assets	179,852	179,852

TOTAL ASSETS	$1,240,816	$1,425,068

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,312,724	$1,217,256
Accounts payable-related parties	141,391	222,613
Loans from shareholders	360,000	453,072
Convertible notes payable	-	525,000
Payroll liabilities	558,686	(99,373)
Accrued liabilities	648,856	420,415

Total current liabilities	3,021,657	2,738,983

LONG-TERM LIABILITIES:
Long-term notes payable-related parties	2,514,926	2,514,926
Warrant liability	2,517,202	752,866

Total long-term liabilities	5,032,128	3,267,792

TOTAL LIABILITIES	8,053,785	6,006,775

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value 500,000,000 shares authorized, 115,717,375 and 52,985,409 issued and outstanding at December 31, 2009 and December 31, 2008	115,717	52,985
Additional paid-in-capital	10,549,581	1,583,068
Stock subscriptions	69,600	-
Accumulated deficit	(17,547,867)	(6,217,760)

Total stockholders' deficit	(6,812,969)	(4,581,707)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,240,816	$1,425,068

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

	December 31,
	2009	2008
	(Restated)	(Restated)
	(Note 16)	(Note 16)
Revenue

Sales	$-	$628,669
Cost of sales	-	2,084,135

Gross profit	-	(1,455,466)

Operational Expenses

Selling, general and administrative expenses	978,210	516,599
Professional fees	7,734,042	1,656,958
Rent and repairs and maintenance	20,144	36,209
Depreciation	479,756	475,495

Total operating expenses	9,212,152	2,685,261

Operating loss	(9,212,152)	(4,140,727)

Other income (expense)

Interest expense, net	(1,239,836)	(616,740)
Change in fair value of warrants	(913,009)	-
Gain from extinguishment of debt	34,890	154,604

Loss before income taxes	(11,330,107)	(4,602,863)

Provision for income taxes	-	-

Net loss for the period	(11,330,107)	(4,602,863)

Basic & diluted (loss) per share	$(0.13)	$(0.10)
Weighted average shares outstanding	87,408,634	47,830,490

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

	Year Ended December 31,
	2009	2008
	(Restated)	(Restated)
	(Note 16)	(Note 16)

Operating activities:

Net loss	$(11,330,107)	$(4,602,863)

Adjustments to reconcile net loss to cash used by operating activities
Gain from extinguishment of debt	(34,890)	(154,604)
Common stock issued for payment of interest expense	980,656	290,644
Common stock issued for services	7,716,283	460,588
Depreciation	479,756	475,495
Change in fair value of warrants	913,009	-
Accounts receivable	-	88,503
Inventories	-	257,248
Other current assets	(269,919)	-
Other assets	-	(25,000)
Accounts payable	95,468	997,150
Accounts payable-related parties	(81,222)	(108,093)
Accrued liabilities	228,441	205,998
Payroll liabilities	658,059	(9,567)

Net cash used in operating activities	(644,466)	(2,124,501)

Investing activities:
Purchases of property and equipment	-	(119,975)
Net cash used in investing activities	-	(119,975)

Financing activities:
Proceeds from sales of common stock, net	583,633	1,016,414
Proceeds from Debentures	-	693,385
Proceeds from stock subscriptions	69,600	-
Proceeds from loans from shareholders	16,818	453,073

Net cash provided by financing activities	670,051	2,162,872

Net increase in cash and cash equivalents	25,585	(81,604)

Cash and cash equivalents at beginning of year	(1,063)	80,541

Cash and cash equivalents at end of year	$24,522	$(1,063)

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	$6,000	$102,912

Non-cash Transactions:
Notes payable converted to equity	525,000	150,190

	$525,000	$150,190

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

	Common Stock
		Dollars at	Paid in Cap.	Stock	Accumulated	Stockholders'
	Shares	Par ($.001)	Dollars $	Subscriptions	Deficit	Deficit

Balances 12/31/07	42,373,732	$42,374	$428,709	$-	$(1,614,897)	$(1,143,814)

Common shares issued for cash	4,413,859	4,414	1,012,000			1,016,414

Common shares issued for services	3,468,334	3,468	457,120			460,588

Common shares issued to settle debt	1,287,333	1,287	148,903			150,190

Common shares issued for payment of interest	1,442,151	1,442	289,202			290,644

Fair value of Warrants from issuances			(752,866)			(752,866)

Gain (loss) for year					(4,602,863)	(4,602,863)

Balances 12/31/08 (Restated) (Note 16)	52,985,409	$52,985	$1,583,068	$-	$(6,217,760)	$(4,581,707)

Common shares issued for cash	5,030,000	5,030	578,603			583,633

Stock subscriptions				69,600		69,600

Common shares issued for services	45,048,333	45,048	7,671,235			7,716,283

Common shares issued to settle debt	8,053,633	8,054	591,946			600,000

Common shares issued for payment of interest	4,600,000	4,600	976,056			980,656

Fair value of Warrants from issuances			(851,327)			(851,327)

Gain (loss) for year				-	(11,330,107)	(11,330,107)

Balances 12/31/09 (Restated) (Note 16)	115,717,375	$115,717	$10,549,581	$69,600	$(17,547,867)	$(6,812,969)

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

The Company has restated its consolidated financial statements as at December 31, 2009 and December 31, 2008, due to a change in assessing Warrant liability and certain errors in processing transactions resulting in expenses being recorded for the incorrect value and the reclassification of the statement of operations to properly reflect expenses by function. Accordingly, the Company’s financial statements for the period ended December 31, 2009 and December 31, 2008 have been restated to correct for these errors and are included in the accompanying consolidated financial statements. For the years ended December 31, 2009 and December 31, 2008, these corrections in the aggregate increased the Company’s previously reported net loss by $(914,878) or $(0.01) per share and $0 and $0.00 per share respectively.

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

The Company categorizes its investments as either trading, available for sale, or held to maturity.  During 2009 and at December 31, 2008, the Company did not hold any securities for trading purposes or that they believed would be held to maturity.  The Company’s investments are comprised of available-for-sale securities and are carried at fair value with unrealized gains and losses, net of applicable income taxes, recorded within accumulated other comprehensive income.  The Company reviews its investments quarterly for declines in market value that are other than temporary in addition to re-evaluating the investment classification.

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

MINERAL PROPERTIES, MINERAL CLAIM PAYMENTS AND EXPLORATION EXPENSES

The Company expenses all costs related to the acquisition, maintenance and exploration of the unproven mineral properties to which it has secured exploration rights. If and when proven and probable reserves are determined for a property and a feasibility study is completed, then subsequent development costs of the property will be capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserves. To date, excluding the mineral properties acquired in the Aultra Gold, Inc. asset acquisition, the Company has not established the commercial feasibility of its exploration prospects, therefore all costs have been expensed The costs related to acquisition, maintenance and exploration were not material for the years presented.

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

The Company assesses the carrying costs for impairment under ASC 930 Extractive Activities – Mining (AS 930) annually. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining environmental expenditures as of December 31, 2009 is not needed.

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

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no mining projects in production as of December 31, 2009, and the asset retirement obligations are usually created as part of the production process. Accordingly, at December 31, 2009, the Company had no asset retirement obligations.

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

STOCK BASED COMPENSATION

The Company has adopted ASC 718, Stock Compensation, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest. The Company ceased the stock option program in 2007. The Company issues stock for payment of certain professional fees and these stock issuances are expensed based on the market value of the stock on the date granted. The Company expenses these professional fees at the time of stock issuance as the stock issuance date approximates the date the services are performed.

PER SHARE DATA

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options, warrants, convertible notes and convertible preferred stock.

The Company has excluded all common equivalent shares outstanding for stock options, warrants, convertible notes and convertible preferred stock to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented.

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

In April 2009, the FASB issued ASC 820 and ASC 320-10-65 "Recognition and Presentation of Other-Than-Temporary Impairments". This ASC modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The ASC also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the ASC, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The ASC further indicates that, depending on which of the above factor(s) causes the impairment to be considered other than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. ASC 820 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company has adopted this pronouncement for the quarter ended June 30, 2009; however, since the Company has no such investments in debt or equity securities, there was no impact on the Company’s financial position or results of operations as a result of the adoption.

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

The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non-recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009.  The adoption of this standard had no effect on the Company’s financial reporting.

We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial statements, or do not apply to our operations.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—OTHER CURRENT ASSETS

Other current assets are comprised of:

	December 31,
	2009	2008
Advances to Aultra Gold, Inc.	$269,919	$-

Total other current assets	$269,919	$-

Dutch Gold Resources, Inc. advanced monies to Aultra via a secured promissory note.  The promissory note was secured by the underlying claims which were being paid by Aultra to both BLM and the lessor of the Basin Gulch project.

NOTE 3—PROPERTIES, PLANT AND EQUIPMENT

Our major components of properties, plants, equipment are:

	December 31,
	2009	2008

Mine and Mill Equipment	$2,398,776	$2,398,776
	$2,398,776	$2,398,776
Less: accumulated depreciation, depletion and amortization	1,632,253	1,152,497
Net carrying value	$766,523	$1,246,279

Depreciation expense was $479,756 for the year ended December 31, 2009.

The Internal Revenue Service has a federal lien on the company’s subsidiary Dutch Mining, LLC’s equipment, real property and leases in the amount of $567,062.  The State of Oregon Department of Revenue has a lien on the company’s subsidiary Dutch Mining, LLC’s personal and real property in the amount of $118,663. These arose from unpaid Federal and State Payroll Taxes from the closed operations of the Benton Mine operation in Oregon. The unpaid taxes are recorded as Payroll Liabilities, under Current Liabilities in the company’s consolidated financial statements.

Dutch Gold Resources, Inc. is not liable for the taxes associated with these liens, except to the extent that it makes additional capital available to Dutch Mining, LLC.

NOTE 4—OTHER ASSETS

Other assets are comprised of:

	December 31,
	2009	2008
Performance Bond	$25,000	$25,000
Security deposits and other	154,852	154,852

Total other assets	$179,852	$179,852

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—ACCRUED EXPENSES AND ACCOUNTS PAYABLE

Accrued expenses and Accounts Payable are comprised of:

	December 31,
	2009	2008
Accrued interest expense	$648,856	$420,415
Accounts payable	1,312,177	1,217,256
Accounts payable-related parties	141,391	222,613

Total accrued expenses and accounts payable	$2,102,424	$1,860,284

NOTE 6—PAYROLL LIABILITIES

Payroll liabilities are comprised of:

	December 31,
	2009	2008
Accrued federal and state payroll taxes	$558,686	$(99,373)

Total payroll liabilities	$558,686	$(99,373)

The Internal Revenue Service has a federal lien on the company’s subsidiary Dutch Mining, LLC’s equipment, real property and leases in the amount of $567,062.  The State of Oregon Department of Revenue has a lien on the company’s subsidiary Dutch Mining, LLC’s personal and real property in the amount of $118,663. Dutch Gold Resources, Inc. is not liable for the taxes associated with these liens, except to the extent that it makes additional capital available to Dutch Mining, LLC. These arose from unpaid Federal and State Payroll Taxes from the closed operations of the Benton Mine operation in Oregon. The unpaid taxes are recorded as Payroll Liabilities, under Current Liabilities in the company’s consolidated financial statements.

NOTE 7—CONVERTIBLE NOTES PAYABLE

Convertible notes payable, is comprised of:

	December 31,
	2009	2008
Convertible Debentures	$-	$525,000

Total convertible notes payable	$-	$525,000

The Company had no convertible debentures outstanding at December 31, 209 and $525,000 at December 31, 2008. The notes bear an interest rate of 8. % per annum. Under the convertibility terms of the notes payable, the principal, plus accrued interest, can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

NOTE 8—INCOME TAX

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

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s subsidiary, Dutch Mining LLC, holds a valuation allowance at December 31, 2009 of $11,330,107 and was increased by $6,727,244 during the year. The valuation allowance at December 31, 2008 was $4,602,063. During the current year, the increase in the valuation allowance was due to additional losses incurred by the Company. We consider the valuation allowance for the Company’s subsidiary necessary and appropriate in light of the Company's history of recurring losses.

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

NOTE 9—ACQUISITION OF SUBSIDIARY

The Company completed a share exchange agreement with Dutch Mining, LLC (DMLLC), on January 16, 2007, in which it issued 24 million shares in exchange for all of the outstanding shares of Dutch Mining, LLC, which became a wholly-owned subsidiary. The contract indicates that the transaction was a “stock for stock” transaction, and to be accounted for as a recapitalization. This transaction is characterized as a reverse merger, which is treated as a recapitalization for accounting   purposes. The company issued  new shares in exchange for 100% of the shares of the private company, DMLLC and the private company now becomes a subsidiary of the public company, DGRI, the transaction is the equivalent of realization and reinvestment. As a result, the net book value of the acquisition in the amount of $3,936,480 is treated as an investment in subsidiary and is therefore eliminated in consolidation. The transactions contemplated by the recapitalization were subject to the negotiation and execution of definitive documentation.

NOTE 10—CAPITAL STOCK

Common Stock

As of December 31, 2009, the Company has 115,717,375 shares of its $0.001 par value common stock issued and outstanding.

Common Stock was issued to retire various debt and payable obligations of the Company based upon the actual balance and any accrued interest.  The consideration for settlement amounts for payments from the Company’s common shares was arrived at by utilizing the market value (the price of the last reported trade) of the DGRI stock on the date of issue

Warrants

As of December 31, 2009 the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2008	1,916,667	$0.97	-
Granted	5,860,833	0.35	-
Forfeited/Expired	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2009	7,777,500	$0.56	$0

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Purchase Warrants were issued in 2009 and 2008, ASC 505-10-50, Equity Disclosure, requires entities to disclose a summary of the pertinent rights and privileges of outstanding securities. These common share purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model as of the issuance date. Expected volatility is based primarily on historical volatility.  Historical volatility was computed using weekly pricing observations for recent periods.  The Company believes this method produces an estimate that is representative of its expectations of future volatility over the expected term of these warrants.  The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants.  The risk-free interest rate is based on weighted average of five year U.S. Treasury securities. Some of the warrants provide that in the event the Company is unable to issue registered shares upon exercise, the warrant holders are entitled, under securities laws, to receive freely tradable shares pursuant to a "cashless exercise" provision. However, based on interpretation of ASC 815, there is a required presumption of net cash settlement.

The Warrants have been recorded at their relative fair values at issuance and will continue to be recorded at fair value each subsequent balance sheet date.  Any change in value between reporting periods will be recorded as other income (expense) each reporting date.  The Warrants will continue to be reported as a liability until such time as they are exercised or are otherwise modified to remove the provisions that require this treatment, at which time the Warrants will be adjusted to fair value and reclassified from liabilities to stockholders' equity. The fair value of the Warrants is estimated using the Black-Scholes-Merton ("BSM") option-pricing model.  As of December 31, 2009 and December 31, 2008, the fair value of the Warrants was determined to be $2,517,202 and, $752,866 respectively; accordingly, we recorded ( $913,009 ) and zero in (loss) gain from valuation of warrant liability for the years ended December 31, 2009 and 2008, respectively, related to the change in the fair value of the Warrants.

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

The table below summarizes the assumptions used in our calculations for the periods ended December 31, 2009 and December 31, 2008:

	December 31,
	2009	2008

Weighted average risk-free interest rate	2.2%	2.8%
Weighted average volatility	386.18%	185.33%
Expected dividend yield	—	—
Weighted average expected life (in years)	3.5	3.1

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As at December 31, 2009, the following share purchase warrants were outstanding:

Warrants Outstanding	Exercise Price	Expiration Date
500,000	$1.15	January 5, 2013
250,000	1.15	January 5, 2013
41,667	0.60	February 27, 2010
100,000	0.97	February 27, 2010
12,500	0.95	April 14, 2013
12,500	0.95	April 14, 2013
833,333	1.00	September 4, 2010
166,667	1.00	September 4, 2010
3,333,333	0.50	March 12, 2011
62,500	0.50	June 9, 2012
437,500	0.50	June 9, 2012
125,000	0.30	October 5, 2012
50,000	0.30	October 21, 2012
62,500	0.30	November 16, 2012
500,000	0.30	November 18, 2012
100,000	0.30	November 18, 2012
75,000	0.30	November 24, 2012
75,000	0.30	November 29, 2012
125,000	0.30	December 4, 2012
625,000	0.30	December 9, 2014
90,000	0.30	December 9, 2012
100,000	0.30	December 16, 2012
50,000	0.30	December 16, 2012
50,000	0.50	December 16, 2012

7,777,500

Common Stock Subscriptions

As of December 31, 2009 the Company had recorded proceeds of $583,633 from stock sales and recorded other $69,600 in common stock subscriptions.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—RELATED PARTY TRANSACTIONS

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

The Company leased space from Rendata Industrial Park, LLC a related party to Ewald Dienhart, the company’s former Chairman.  For the period ended December 31, 2009 the Company and had a payable balance accrued of $311, 775. This is reflected in the operating Accounts Payable balance at December 31, 2009.

The accrued interest is also convertible. The shares are convertible at no less than a 50% discount to the market, with upward adjustments based on the price and liquidity of the company’s shares.

The company owed $69,683 to C D TBE Family, LLC. for short term advances at December 31, 2009. This is reflected in the operating Accounts Payable balance at December 31, 2009.

NOTE 12—FINANCIAL CONDITION AND GOING CONCERN

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

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company leases office space in Atlanta Georgia under a one-year renewable contact presently at approximately $1,500 monthly. The rates escalate over the term.

2009	$132,900
2010	132,900
2011	132,900
2012	132,900

Total	$531,600

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 14 – SUBSEQUENT EVENTS

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

In January 2010, the Company announced that an independent consulting geologist conducted an NI 43-101 compliant report, indicating the mineral resource at the Basin Gulch property was sizeable. That report is available as a Form 8K at www.sec.gov and on the Company website, www.dutchgold.com

NOTE 15 – MINING LEASE AND OPTION TO PURCHASE

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

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – RESTATEMENT

The Company has restated its consolidated financial statements as at December 31, 2009 and December 31, 2008, due to a change in assessing Warrant liability and certain errors in processing transactions resulting in expenses being recorded for the incorrect value and the reclassification of the statement of operations to properly reflect expenses by function. Accordingly, the Company’s financial statements for the period ended December 31, 2009 and December 31, 2008 have been restated to correct for these errors and are included in the accompanying consolidated financial statements.

In connection with equity financings in 2008 and 2009, the Company issued Warrants that contained a provision that could require it to settle the Warrants for cash upon the happening of certain remote events. Generally, the Warrant provision allows the Warrant holders to receive cash upon the happening of certain “Fundamental Transactions”, e.g., in certain situations where there would no longer be a significant public market for the Company’s common stock such as in the highly unlikely event that the Company took action to go private. The amount of cash to be received by Warrant Holders would equal the Black-Scholes value of the remaining unexercised portion of the Warrant on the date of the consummation of the Fundamental Transaction.

Initially, the Company determined that these Warrants created a related Liability in accordance with ASC 480-10-55-29 & 30 due to the fact that the Warrants could be settled for cash as discussed above. In its estimation of the value of this Liability, the Company interpreted and applied the concept of “Fair Value” from ASC 820 (formally SFAS 157). After reviewing current accounting literature and the findings and opinion of an independent appraiser in determining proper accounting treatment, the Company took into account the extreme unlikelihood of the occurrence of a Fundamental Transaction triggering a right to cash settlement as a probability factor in applying the Black-Scholes-Merton valuation of the Warrants. As a result, the Company deemed the fair value of the Warrants to be immaterial and stated the Warrants’ related Liability for the period ended December 31, 2008 and December 31, 2009 at zero.

After reviewing current accounting literature, it was determined that some of the warrants provide that in the event the Company is unable to issue registered shares upon exercise, the warrant holders are entitled, under securities laws, to receive freely tradable shares pursuant to a "cashless exercise" provision. However, based on interpretation of ASC 815, there is a required presumption of net cash settlement. The Warrants have been recorded at their relative fair values at issuance and will continue to be recorded at fair value each subsequent balance sheet date.  Any change in value between reporting periods will be recorded as other income (expense) each reporting date.  The Warrants will continue to be reported as a liability until such time as they are exercised or are otherwise modified to remove the provisions that require this treatment, at which time the Warrants will be adjusted to fair value and reclassified from liabilities to stockholders' equity.  The restatements reflect the recalculation of the fair value of the Warrants utilizing the Black-Scholes-Merton valuation approach. For the years ended December 31, 2009 and December 31, 2008, these corrections in the aggregate increased the Company’s previously reported net loss by $(914,878) or $(0.01) per share and $0 and $0.00 per share respectively.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – RESTATEMENT (CONTINUED)

The effects of the restatements on the consolidated financial statements are as follows:

A) Consolidated Balance Sheet

	As of December 31, 2009			As of December 31, 2008
	As reported	Adjustment	As Restated	As reported	Adjustment	As Restated

CURRENT ASSETS:
Cash and cash equivalents	$25,845	$(1,323)	$24,522	$(1,063)	$-	$(1,063)
Other current assets	269,919	-	269,919	-	-	-

Total current assets	295,764	(1,323)	294,441	(1,063)	-	(1,063)

LONG-TERM ASSETS:
Property, plant and equipment at cost	2,398,776	-	2,398,776	2,398,776	-	2,398,776
Less accumulated depreciation	(1,632,253)	-	(1,632,253)	(1,152,497)	-	(1,152,497)

Net property, plant and equipment	766,523	-	766,523	1,246,279	-	1,246,279

Other assets	179,852	-	179,852	179,852	-	179,852

TOTAL ASSETS	$1,242,139	$(1,323)	$1,240,816	$1,425,068	$-	$1,425,068

CURRENT LIABILITIES:
Accounts payable	$1,312,177	$547	$1,312,724	$1,217,256	$-	$1,217,256
Accounts payable-related parties	141,391	-	141,391	222,613	-	222,613
Notes payable - related parties	360,000	-	360,000	453,072	-	453,072
Convertible notes payable	-	-	-	525,000	-	525,000
Payroll liabilities	558,686	-	558,686	(99,373)	-	(99,373)
Accrued liabilities	648,856	-	648,856	420,415	-	420,415

Total current liabilities	3,021,110	547	3,021,657	2,738,983	-	2,738,983

LONG-TERM LIABILITIES:
Long-term notes payable-related parties	2,514,926	-	2,514,926	2,514,926	-	2,514,926
Warrant liability	-	2,517,202	2,517,202	-	752,866	752,866

Total long-term liabilities	2,514,926	2,517,202	5,032,128	2,514,926	752,866	3,267,792

TOTAL LIABILITIES	5,536,036	2,517,749	8,053,785	5,253,909	752,866	6,006,775

Commitments and contingencies			-

Common stock, $.001 par value 500,000,000 shares authorized, 115,717,375 and 52,985,409 issued and outstanding at December 31, 2009 and December 31, 2008 respectively	115,717	-	115,717	52,985	-	52,985
Additional paid-in-capital	12,223,375	(1,673,794)	10,549,581	2,335,934	(752,866)	1,583,068
Stock subscriptions	-	69,600	69,600	-	-	-
Accumulated deficit	(16,632,989)	(914,878)	(17,547,867)	(6,217,760)	-	(6,217,760)

Total stockholders' deficit	(4,293,897)	(2,519,072)	(6,812,969)	(3,828,841)	(752,866)	(4,581,707)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$1,242,139	$(1,323)	$1,240,816	$1,425,068	$-	$1,425,068

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – RESTATEMENT (CONTINUED)

B) Consolidated Statement of Operations

	As of December 31, 2009			As of December 31, 2008
	As reported	Adjustment	As Restated	As reported	Adjustment	As Restated
Revenue

Sales	$-	$-	$-	$628,669	$-	$628,669
Cost of sales	-	-	-	2,084,135	-	2,084,135

Gross profit	-	-	-	(1,455,466)	-	(1,455,466)

Operational Expenses

Selling, general and administrative expenses	1,003,134	(24,924)	978,210	547,324	(30,725)	516,599
Professional fees	7,734,042	-	7,734,042	`	2,417	1,656,958
Rent and repairs and maintenance	2,442	17,702	20,144	7,901	28,308	36,209
Depreciation	479,756	-	479,756	475,495	-	475,495

Total operating expenses	9,219,374	(7,222)	9,212,152	2,685,261	-	2,685,261

Operating loss	(9,219,374)	7,222	(9,212,152)	(4,140,727)	-	(4,140,727)

Other income (expense)

Interest income (expense)	(1,252,175)	12,339	(1,239,836)	(616,740)	-	(616,740)
Change in fair value of warrants	-	(913,009)	(913,009)	-	-	-
Gain from extinguishment of debt	56,320	(21,430)	34,890	154,604	-	154,604

Income before income taxes	(10,415,229)	(914,878)	(11,330,107)	(4,602,863)	-	(4,602,863)

Income tax provision	-	-	-	-	-	-

Net income (loss) for the period	(10,415,229)	(914,878)	(11,330,107)	(4,602,863)	-	(4,602,863)

Basic earnings (loss) per share	$(0.12)	$(0.01)	$(0.13)	$(0.10)	$-	$(0.10)
Weighted average shares outstanding	87,408,634	-	87,408,634	47,830,490	-	47,830,490

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – RESTATEMENT (CONTINUED)

C) Consolidated Statement of Cash Flows

	As of December 31, 2009			As of December 31, 2008
	As reported	Adjustment	As Restated	As reported	Adjustment	As Restated
Cash provided by (used in):
Operating activities:

Net loss	$(10,415,229)	$(914,878)	$(11,330,107)	$(4,602,863)	$-	$(4,602,863)
Adjustments to reconcile net loss to cash used by operating activities
Gain from extinguishment of debt	56,320	(91,210)	(34,890)	(154,604)	-	(154,604)
Fair value of common stock issued for payment of interest expense	1,010,656	(30,000)	980,656	290,644	-	290,644
Fair value of common stock issued for services	7,362,369	353,914	7,716,283	460,588	-	460,588
Depreciation	479,756	-	479,756	475,495	-	475,495
Change in fair value of warrants	-	913,009	913,009	-	-	-
Accounts receivable	-	-	-	88,503	-	88,503
Inventories	-	-	-	257,248	-	257,248
Other current assets	(269,919)	-	(269,919)	-	-	-
Other assets	-	-	-	(25,000)	-	(25,000)
Accounts payable	38,601	56,867	95,468	997,150	-	997,150
Accounts payable-related parties	(81,222)	-	(81,222)	(108,093)	-	(108,093)
Accrued liabilities	228,441	-	228,441	205,998	-	205,998
Payroll liabilities	658,059	-	658,059	(9,567)	-	(9,567)

Net cash used by operating activities	(932,168)	287,702	(644,466)	(2,124,501)	-	(2,124,501)

Investing activities:
Purchases of property and equipment	-	-	-	(119,975)	-	(119,975)
Net cash used by investing activities	-	-	-	(119,975)	-	(119,975)

Financing activities:
Proceeds from sales of common stock, net	1,052,148	(468,515)	583,633	1,016,414	-	1,016,414
Proceeds from debentures	-	-	-	693,385	-	693,385
Proceeds from stock subscriptions	-	69,600	69,600	-	-	-
Payments on shareholder loans	(93,072)	93,072	-	-	-	-
Proceeds from notes payable - related parties	-	16,818	16,818	453,073	-	453,073
Net cash provided by financing activities	959,076	(289,025)	670,051	2,162,872	-	2,162,872

Net increase/(decrease) in cash	26,908	(1,323)	25,585	(81,604)	-	(81,604)

Cash and cash equivalents at beginning of period	(1,063)	-	(1,063)	80,541	-	80,541

Cash and cash equivalents at end of period	$25,845	$(1,323)	$24,522	$(1,063)	$-	$(1,063)

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	$6,000	$-	$6,000	$102,912	$-	$102,912

Non-cash Transactions:
Notes payable converted to equity	525,000	-	525,000	150,190	-	150,190

	$525,000	$-	$525,000	$150,190	$-	$150,190

The following is a comprehensive summary of the differences between the audited consolidated financial statements of the Company for the years  ended December 31, 2009  and December 31, 2008  and the restated audited consolidated financial statements of the Company for the years  ended December 31, 2009 and December 31, 2008:

A) Consolidated Balance Sheet

i)  Cash was amended by reducing the balance related to a various processing error corrections.

ii) Accounts payable was amended by reducing the balance related to a credit not being applied in the correct period.

iii) Warrant liability was amended to reflect the cumulative calculated change in fair value of warrants not previously recorded.

iv) Additional paid-in-capital was amended to reflect the impact of changes from warrant liability and reclass to stock subscriptions.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – RESTATEMENT (CONTINUED)

v) Stock subscriptions were amended to reflect the reclassification of shares subscribed but not issued from additional paid-in-capital.

vi) Accumulated deficit was amended to reflect the cumulative impact of changes made to the consolidated statements of operations.

vii) Warrant liability was amended to reflect the initial calculated change in fair value of warrants and reclass to liability not previously recorded.

B) Consolidated Statement of Operations

i) Selling, general and administrative expenses was amended to reflect the correct classifications.

ii)  Rent and repairs and maintenance was amended to reflect the correct classifications and to correct processing error.

iii) Interest expense was amended to reflect a  correction in the calculation on interest bearing accounts.

iv) Changes in fair value of warrants was amended to reflect the calculated liability for the period not previously recorded.

v) Gain from extinguishment of debt was amended to adjust for a processing error.

vi) Net loss was amended to reflect the impact of the aforementioned changes.

C) Consolidated Statement of Cash Flows

i) Net loss was amended to reflect the impact of the aforementioned changes in the statement of operations.

ii)  Loss (gain) from extinguishment of debt  was amended to correct error in accounts payable.

iii) Fair value of common stock issued for payment of interest expense was amended to correct processing error in the allocation of the common stock issuance.

iv) Fair value of common stock issued for services was amended to correct processing error in the allocation of the common stock issuance.

v) Changes in fair value of warrants was amended to reflect the calculated liability for the period not previously recorded.

vi) Accounts payable was amended to correct processing error in booking billings.

vii) Proceeds from issuance of common stock was amended to correct processing error in the allocation of the common stock issuance.

viii) Proceeds from stock subscriptions was amended to reflect the reclassification of shares subscribed but not issued from additional paid-in-capital.

ix) Payments on shareholder loans was amended to correct the amount following review of cash disbursement postings.

x) Proceeds from notes payable - related parties was amended following review of cash receipt postings.

xi) Net increase/(decrease) in cash was amended to reflect the impact of the aforementioned changes.

xii) Final cash balance was amended based on the cumulative effect of the aforementioned factors.

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

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the year ended December 31, 2009 as a result of material weaknesses as discussed below.

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

·
Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

·
Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In performing the assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective, because of the material weaknesses that were identified.

Based upon the evaluation by management, they have concluded these internal controls over financial reporting were not effective as of the year ended December 31, 2009 as a result of material weaknesses as discussed below.

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

2.
Audit Committee and Financial Expert.  The Company does not have a formal audit committee with a financial expert, and this the Company lacks the board oversight role within the financial reporting process.

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

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served a such:

Name (1)	Age	Title

Daniel W. Hollis	58	Chief Executive Officer, Director

Steven Keaveney	46	Chief Financial Officer

Lance Rosmarin	46	Secretary, Director

Daniel W. Hollis, Director and CEO, Age 58

Mr. Hollis brings thirty years of corporate finance and management experience to the Company. He is a seasoned entrepreneur with a background in venture capital, private and public company funding. His experience includes turnaround situations, and development of fast growth management teams for special situations. He has served as an officer and adviser to numerous private and public growth companies. Mr. Hollis served as Registered Principal of Investacorp, Inc., a NASD broker-dealer, where he had supervisory responsibilities for the State of Georgia. He is a member of the National Association of Investment Bankers.

Steven Keaveney, Chief Financial Officer, Age 46

Mr. Keaveney, 46, brings 24 years of experience in finance and business development.  Mr. Keaveney, a CPA, began his career as an auditor at Deloitte & Touche. He received a B.A. in Accounting from Villanova University and holds an M.B.A. from Pepperdine University.  Early in his career, Mr., Keaveney built a cable television company in Ireland, beginning with one small system, eventually acquiring another 27 systems.  In 1999, after ten years, the last of which were spent as CEO, Mr. Keaveney was able to sell the company to Liberty Media, Inc., for $100,000,000.  He has subsequently acted CFO or CEO or both public and private companies. For the previous five years, Mr. Keaveney acted as a financial consultant to numerous private and public companies.

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

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

The table below shows the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the twelve months ended December 31, 2009 to the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the twelve months ended December 31, 2009 (our "named executive officers"):

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Daniel W. Hollis, Chief	2009	$96,000	-	-	-	-	96,000
Executive Officer and	2008	$60,000	-	-	-	-	60,000
Director	2007

Ewald Dienhart,	2009	$-	-	-	-	-	--
Chairman	2008	$-	-	-	-	-	-
	2007	-	-	-	-	-	-

Wilhwelm Debor	2009	$-	-	-	-	-	-
Director	2008	$-	-	-	-	-	-
	2007	-	-	-	-	-	-

Lance Rosmarin,	2009	$-	-	-	-	-	-
Secretary and Director	2008	$-	-	-	-	-	-
	2007	-	-	-	-	-	-

Steven Keaveney	2009	$-	-	-	-	-	-
Chief Financial Officer	2008	$-	-	-	-	-	-
	2007	$-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2009.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Daniel W. Hollis, Chief Executive Officer and Director	—	—	$—	—	—	—	—	—

Ewald Dienhart, Chairman	—	—	$—	—	—	—	—	—

Lance Rosmarin, Secretary and Director	—	—	$—	—	—	—	—	—

Steven Keaveney	—	—	$—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below shows the amount of common stock of the Company beneficially owned as of December 31, 2009 by each of the following:

Name and Address (1)	Beneficial Ownership (2)	Percentage of Class
Ewald J. Dienhart, Embassy Group, 1911 Embassy Drive, West Palm Beach, FL 33401	17,800,000	15.5%

C&H Capital, Inc. 2020 Stone Meadow Way, Cumming, GA, 30041	7,415,800	4.8%

Thor Enterprises International Inc., 551 Fifth Ave., New York NY 10017	6,082,975	5.3%

Daniel W. Hollis, 3500 Lenox Rd, Suite 1500, Atlanta, GA 30326	9,000,000	7.8%

Brenda Cooke, 6430 Cobble Lane, Harrison, TN, 37341	6,630,000	5.8%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Notes Payable-related parties

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $1,214,916 to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board, Ewald Dienhart. This is a demand note with $900,000 secured by the mill equipment at a 0% interest rate. The balance outstanding at December 31, 2009 was $1,214,916,.

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $250,000 to Gabriela Dienhart-Engel, who is the daughter of the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%.  The note is partially secured by the title to the Gold Bug mine. The balance outstanding at December 31, 2009 was $ $250,000.

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $100,000 to Caruso-Dienhart TBE Family Trust, LLC., a Company related to the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%.  The note is partially secured by the Gold Bug mine and certain equipment used by the Company.  The balance outstanding at December 31, 2009 was $100,000.

The Company assumed a note issued by Dutch Mining LLC in the amount of $950,000 to Josef Bauer for working capital.  The note is guaranteed by Ewald Dienhart and carries an interest rate of 8.0%.  The balance outstanding at December 31, 2009 was $950,000.

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

The company owed $69,683 to C D TBE Family, LLC. for short term advances at December 31, 2009.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees paid or accrued by the Company for the audit and other services provided for the twelve months ended December 31, 2009 and fiscal  2008.

	2009	2008

Audit fees (1)	$5,000	$2,250
Audit-related fees	$0	$0
Tax fees (2)	$1,000	$1,000
All other fees	$750	$750

(1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2) For the twelve months ended December 31, 2009 and fiscal 2008, respectively, tax fees principally included tax compliance fees of $0 and $0.

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

Date: May 24, 2011

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