Form 10-Q/A
period 2010-09-30
Dutch Gold Resources Inc
filed 2011-05-27
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q/A
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

Explanatory Note: This 10-Q/A amends our Quarterly Report on Form 10-Q for the period ending September 30, 2010, which was originally filed with the SEC on November 12, 2010.

DUTCH GOLD RESOURCES, INC.

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART 1 – FINANCIAL INFORMATION
ITEM 1.  Financial Statements

DUTCH GOLD RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited restated)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,185	$24,522
Investments available for sale at fair value	1,237,500	-
Other current assets	58,252	269,919

Total current assets	1,298,937	294,441

LONG-TERM ASSETS:
Mineral properties	2,581,155	-
Property, plant and equipment at cost	2,358,424	2,398,776
Less accumulated depreciation	(1,992,070)	(1,632,253)

Net mineral properties and property, plant and equipment	2,947,509	766,523

Other assets	11,600	179,852

TOTAL ASSETS	$4,258,046	$1,240,816

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,110,375	$1,312,724
Accounts payable-related parties	998,089	141,391
Notes payable-related parties	2,434,926	-
Loans from shareholders	195,000	360,000
Convertible notes payable	292,500	-
Payroll liabilities	558,686	558,686
Accrued liabilities	223,648	648,856

Total current liabilities	5,813,224	3,021,657

LONG-TERM LIABILITIES:
Long-term notes payable-related parties	-	2,514,926
Warrant liability	2,517,202	2,517,202

Total long-term liabilities	2,517,202	5,032,128

TOTAL LIABILITIES	8,330,426	8,053,785

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value 500,000,000 shares authorized, 235,981,334 and 115,717,375 issued and outstanding at September 30, 2010 and December 31, 2009	235,981	115,717
Additional paid-in-capital	15,324,580	10,549,581
Stock subscriptions	254,905	69,600
Accumulated deficit	(19,887,846)	(17,547,867)

Total stockholders' deficit	(4,072,380)	(6,812,969)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,258,046	$1,240,816

See accompanying Notes to Condensed Consolidated Financial Statements

DUTCH GOLD RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(unaudited restated)	(unaudited)	(unaudited restated)	(unaudited)

Revenue

Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operational Expenses

Selling, general and administrative expenses	393,510	72,574	737,744	855,269
Professional fees	52,175	2,005,896	1,698,063	4,075,331
Rent and repairs and maintenance	2,729	(1,316)	28,227	903
Depreciation	119,939	119,939	359,817	359,817

Total operating expenses	568,353	2,197,093	2,823,851	5,291,320

Operating loss	(568,353)	(2,197,093)	(2,823,851)	(5,291,320)

Other income (expense)

Interest expense, net	(3,378)	(345,798)	(3,378)	(1,023,227)
Financial settlement expense	(25,000)	-	(61,250)	-
Gain from debt settlement	-	-	251,277	-
Gain from settlement of accounts payable	-	-	80,046	-
Gain from sale of Aultra investment	-	-	217,177	-

Loss before income taxes	(596,731)	(2,542,891)	(2,339,979)	(6,314,547)

Provision for income taxes	-	-	-	-

Net loss	(596,731)	(2,542,891)	(2,339,979)	(6,314,547)

Basic and diluted loss per share	$(0.00)	$(0.03)	$(0.01)	$(0.08)
Weighted average shares outstanding	235,981,334	78,056,164	235,981,334	78,056,164

See accompanying Notes to Condensed Consolidated Financial Statements

DUTCH GOLD RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	None months ended September 30,
	2010	2009
	(unaudited restated)	(unaudited)

Operating activities:

Net loss	$(2,339,979)	$(6,314,547)
Adjustments to reconcile net loss to cash used by operating activities
Gain from settlement of accounts payable	(80,046)	-
Gain from reversal of accrued interest	(361,277)	-
Loss from write-off of other assets	110,000	-
Common stock issued for services	1,384,324	5,309,783
Common stock issued for payment of interest	-	818,656
Common stock issued for other settlements	61,250	-
Depreciation	359,817	359,817
Gain on sale of Aultra Investment	(217,177)	-
Changes in assets and liabilities		-
Other current assets	-	(1,468,070)
Accounts payable	(81,951)	909,819
Accounts payable-related parties	441,294	-
Accrued liabilities	(12,497)	198,214

Net cash used in operating activities	(736,242)	(186,328)

Financing activities:
Proceeds from sale of common stock, net	69,600	147,500
Proceeds from stock subscriptions	185,305	-
Proceeds from notes payable-related parties	150,000	-
Proceeds from loans from shareholders	-	40,561
Proceeds from convertible notes payable	310,000	-

Net cash provided by financing activities	714,905	188,061

Net increase (decrease)/increase in cash and cash equivalents	(21,337)	1,733

Cash and cash equivalents at beginning of period	24,522	(1,063)

Cash and cash equivalents at end of period	$3,185	$670

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	$-	$-

Non-cash Transactions:
Common shares issued to settle debt	$612,500	$525,000
Common shares issued to settle accrued expenses	51,434	-
Common shares issued for acquisition	2,716,155	-

	$3,380,089	$525,000

See accompanying Notes to Condensed Consolidated Financial Statements

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2009, included in the 2009 Annual Report on Form 10-K/A. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2009 Annual Report on Form 10-K/A filed on May 24, 2011. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2009 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results expected for the full year.

The Company is restating its historical financial statements for the quarter ended September 30, 2010. The restatement primarily relates to certain errors in processing transactions resulting in expenses being recorded in the incorrect period and for the incorrect value and the reclassification of the statement of operations to properly reflect expenses by function. Accordingly, the Company’s financial statements for the nine months ended September 30, 2010 have been restated to correct for these errors and are included in the accompanying condensed consolidated financial statements.  For the nine months ended September 30, 2010, these corrections in the aggregate reduced the Company’s previously reported net loss by $1,043,379, or $0.02 per share. Note 14 provides the effect of the restatement on the September 30, 2010 condensed consolidated financial statements.

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

In connection with the Reverse Acquisition and on the same date, Shamika issued 23,546,067 shares of its common stock in order to satisfy certain liabilities in the amount of $301,512. As part of this transaction Dutch Gold Resources, Inc. was issued 4,950,000 shares (9.9%) of Shamika Gold Inc. The Company determined the fair value of the 4,950,000 common shares received as $1,237,500 which approximated the value of the shares on the first day that Shamika’s common shares were publicly traded. As a result of the reverse acquisition by Shamika, Dutch Gold retained the remaining Aultra liabilities not acquired of $616,154 which represents amounts owed to a former officer of Aultra (now a Dutch Gold executive), Rauno Perttu. Dutch Gold issued 10,000,000 shares to Rauno Perttu in July 2010 which reduced this liability by $200,000 ($200,000 represented the fair value of the shares on the date of issuance). Therefore, the Company has remaining a $416,154 liability which is recorded in our consolidated balance sheet as of September 30, 2010 within the Accounts payable-related parties account line.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION AND DISPOSITION OF AULTRA GOLD (CONTINUED)

At March 26, 2010, resulting from the Shamika transaction, the Aultra Board of Directors and Officers was reconstituted by the resignation of: Rauno Perttu from his role as President, Secretary and Director, Daniel Hollis from his role as Chief Executive Officer and Director, Lance Rosmarin from his role as Director, and the appointment of Robert Vivian as President and Chief Executive Officer and Terence Orstlan as Secretary and Director. The Company owns less than 10% of the issued and outstanding shares of Shamika as of September 30, 2010. Subsequent to the transaction date, the Company utilizes the cost method to account for its investment in Shamika Gold as Dutch Gold no longer has a controlling interest in Aultra nor does management have the ability to exercise significant influence over Shamika’s operating and financial policies. The Company has classified the fair value of its investment in Shamika as an available-for-sale security. Refer to Note 4 for additional discussion on this investment.

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

We recorded our $404,169 investment in Aultra resulting from the Stock Purchase Agreement under the equity method. As stated above, we effectively sold Aultra through a reverse acquisition by Shamika on March 26, 2010. A gain on the disposition of the controlling interest of Aultra resulted from the sale to Shamika. Management determined that the gain recorded would be the difference in our initial fair value investment in Aultra ($404,169) less the $621,346 fair value of the consideration received from the Shamika transaction ($621,346 calculated as the fair value of the Shamika shares received of $1,237,500 less Aultra debt assumed of $616,154). Thus, the Company recorded in our statement of operations a $217,177 gain on sale of our Aultra investment for the period ended September 30, 2010.

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

NOTE 5—OTHER CURRENT ASSETS

Other current assets are comprised of:

	September 30,	December 31,
	2010	2009
Deposits	$33,252	$-
Performance Bond	25,000	-
Advances to Aultra Gold, Inc.	-	269,919

Total other current assets	$58,252	$269,919

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

NOTE 6—MINERAL PROPERTIES AND PROPERTIES, PLANT AND EQUIPMENT

	September 30,	December 30,
	2010	2009

Mine and Mill Equipment	$2,358,424	$2,398,776
Mineral Properties	2,581,155	-
	$4,939,579	$2,398,776
Less: accumulated depreciation, depletion and amortization	1,992,070	1,632,253
Net carrying value	$2,947,509	$766,523

There was $359,817 and $359,817 charged to operations for depreciation expense for the nine months ended September 30, 2010 and September 30, 2009, respectively.

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

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable is comprised of:

	September 30,	December 31,
	2010	2009
Convertible promissory notes	$292,500	$-

Total convertible notes payable	$292,500	$-

The Company had convertible promissory notes outstanding at September 30, 2010 and December 31, 2009 in the amount of $292,500 and $0 respectively. The notes bear interest at rates ranging from 8% to 21% per annum and mature within the next twelve months. Under the convertibility terms of the convertible promissory notes, the principal, plus accrued interest can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

NOTE 8—CAPITAL STOCK

Common Stock

As of September 30, 2010, the Company had 235,981,334 shares of its $0.001 par value common stock issued and outstanding. Common Stock was issued during the nine months ended September 30, 2010, to retire various debt and payable obligations of the Company based upon the actual balance and any accrued interest.  The consideration for settlement amounts for payments from the Company’s common shares was arrived at by utilizing the market value (the price of the last reported trade) of the DGRI stock on the date of issue.

Warrants

Warrants

As of September 30, 2010 the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2010	7,777,500	$0.56	-
Granted	-	-	-
Forfeited/Expired	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2010	7,777,500	$0.56	$0

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—CAPITAL STOCK (CONTINUED)

No Share Purchase Warrants were issued for the period ending September 30, 2010. These common share purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model as of the issuance date. Some of the warrants provide that in the event the Company is unable to issue registered shares upon exercise, the warrant holders are entitled, under securities laws, to receive freely tradable shares pursuant to a "cashless exercise" provision. However, based on interpretation of ASC 815, there is a required presumption of net cash settlement.

We determined that these warrants issued create a related liability in accordance with ASC 480-10-55-29 & 30 due to the fact that some of the warrants could be settled for cash.  In our estimation of the value of this liability, we interpreted and applied the concept of "Fair Value" from ASC 820. We took into account the remote probability of the occurrence of a fundamental transaction triggering a right to cash settlement as a probability factor in applying a Black-Scholes valuation of the warrants. The warrants have been recorded at their relative fair values at issuance and will continue to be recorded at fair value each subsequent balance sheet date.  Any change in value between reporting periods is recorded as Other Income (expense) each reporting date.  The warrants are reported as a liability rather than as equity. As of September 30, 2010, the Company did not adjust the $2,517,202 liability of the fair value of the warrants recorded when compared to December 31, 2009, as the fair value of the warrants did not materially change for the nine month period ended September 30, 2010.

As of September 30, 2010, the following share purchase warrants were outstanding:

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

7,777,500

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—PER SHARE DATA

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, convertible notes and convertible preferred stock.

The Company has excluded all common equivalent shares outstanding for warrants and convertible notes to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented.

NOTE 10—RELATED PARTY TRANSACTIONS

Notes Payable-related parties

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $1,214,926 to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board, Ewald Dienhart. This is a demand note with $900,000 secured by the mill equipment with a 0% interest rate. The balance outstanding at September 30, 2010 and December 31, 2009 was $1,134,926 and $1,214,926, respectively. During the nine months ended September 30, 2010, the balance was partially settled through the issuance of stock.

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $250,000 to Gabriela Dienhart-Engel, who is the daughter of the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%. The note is partially secured by the title to the Gold Bug mine. The balance outstanding at September 30, 2010 and December 31, 2009 was $250,000.

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $100,000 to Caruso-Dienhart TBE Family Trust, LLC., a Company related to the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%. The note is partially secured by the Gold Bug mine and certain equipment used by the Company.  The balance outstanding at September 30, 2010 and December 31, 2009 was $100,000.

The Company assumed a note that was issued by Dutch Mining LLC in the amount of $950,000 to Josef Bauer for working capital.  The note is guaranteed by Ewald Dienhart and carries an interest rate of 8.0%. The balance outstanding at September 30, 2010 and December 31, 2010 was $950,000.

All notes listed above are due on demand.

Accounts Payable-related parties

Daniel W. Hollis, CEO of Dutch Gold Resources, Inc. has advanced a total of $397,585 and $141,391 as of  September 30, 2010 and December 31, 2009, respectively.  The cash was used for general corporate purposes by the Company.

Rauno Perttu, COO of Dutch Gold Resources, Inc. has a balance owing to him of $600,504 and $0 at September 30, 2010 and December 31, 2009, respectively. In 2010, Dutch Gold retained the remaining Aultra liabilities not acquired of $616,154 which represents amounts owed to the now former officer of Aultra, Rauno Perttu. Dutch Gold issued 10,000,000 shares to Rauno Perttu in July, 2010 which reduced this liability by $200,000 ($200,000 represented the fair value of the shares on the date of issuance). Therefore, the Company has remaining a $416,154 liability related to the Aultra transaction which is included in the balance owed as of September 30, 2010.

NOTE 11—FINANCIAL CONDITION AND GOING CONCERN

As of September 30, 2010, the Company had cash on hand of $3,185, investments available for sale of $1,237,500, a working capital deficit of approximately $4.5 million and has incurred a loss from operations for the nine months ended September 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies. However, as of the date of these condensed consolidated financial statements, no formal agreement exists.

The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going concern.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Should production be suspended for a period of 6 months or longer, the twice annual advance production royalty of $25,000 listed above resumes. Upon the completion of payments totaling $8,000,000, the Company will have purchased the mineral rights to this property. As of September 30, 2010, production had not commenced and, therefore, the Stage 3 related production royalties were not owed.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNGO

On June 1, 2007, the Company entered into a formal binding Agreement of Purchase and Sale (the "Agreement") with W.R. Hansen, an individual (the “Seller”), pursuant to which the Company acquired from the Seller certain mining claims together with all improvements and all equipment owned by the Seller located thereon, located in Humboldt County, State of Nevada (the “Property”). In consideration of the purchase of the Property, the Company agreed to: (i) reimburse the Seller for all staking and filing costs related to the Property, (ii) issue to the Seller 50,000 restricted shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), valued at $0.50 per share, (iii) upon its sole determination of sufficient mineralization to place the Property in production, to further issue to the Seller an additional 50,000 restricted shares of the Company’s Common Stock, such that the Company shall make such a determination not later than 30 days following the acquisition of the data contemplated by paragraph 3.3 of the Agreement, (iv) not later than 10 days following the date the Property is placed into development for production of metals, to issue to the Seller an additional 100,000 restricted shares of the Company’s Common Stock, and (v) as further consideration after the Property is placed in production, to direct to the Seller a monthly Net Smelter Royalty of 2% upon all gold, silver, copper, or other metals (the “Metals”) produced and sold from the Property (each royalty payment shall be paid not later than 30 days following the last day of the month in which the metals were produced and sold). Closing of the sale and purchase of the Property occurred on the same date, as under the Agreement both the Company and the Seller have performed their mutual obligations under paragraph 2.2 and Section 4 thereof. As of September 30, 2011, the Jungo property was not in production.

NOTE 14 –RESTAMENT OF FINANCIAL STATEMENTS

The Company is restating its historical financial statements for the quarter ended September 30, 2010. The restatement primarily relates to certain errors in processing transactions resulting in expenses being recorded in the incorrect period and for the incorrect value and the reclassification of the statement of operations to properly reflect expenses by function. Accordingly, the Company’s financial statements for the nine months ended September 30, 2010 have been restated to correct for these errors and are included in the accompanying condensed consolidated financial statements.  For the nine months ended September 30, 2010, these corrections in the aggregate reduced the Company’s previously reported net loss by $1,043,379, or $0.02 per share.

The restatement effect on the condensed consolidated statement of operations for the nine months ended September 30, 2010 is reflected below.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 –RESTAMENT OF FINANCIAL STATEMENTS (CONTINUED)

A)	Consolidated Balance Sheet

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
As at SEPTEMBER 30, 2010 (unaudited) and SEPTEMBER 30, 2010 (unaudited)

	As of September 30, 2010
	As reported	Adjustment	As Restated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,184	$1	$3,185
Investments available for sale	140,000	1,097,500	1,237,500
Other current assets	5,250	53,002	58,252

Total current assets	148,434	1,150,503	1,298,937

Property, plant and equipment
Mineral properties	1,394,053	1,187,102	2,581,155
Property, plant and equipment at cost	2,369,424	(11,000)	2,358,424
Less accumulated depreciation	(1,992,070)	-	(1,992,070)

Net property, plant and equipment	1,771,407	1,176,102	2,947,509

Other Assets	94,852	(83,252)	11,600

TOTAL ASSETS	$2,014,693	$2,243,353	$4,258,046

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,126,541	$(16,166)	$1,110,375
Accounts payable-related parties	367,237	630,852	998,089
Notes payable - related parties	-	2,434,926	2,434,926
Loans from shareholders	-	195,000	195,000
Convertible notes payable, net	373,005	(80,505)	292,500
Payroll liabilities	558,686	-	558,686
Accrued liabilities	724,662	(501,014)	223,648

Total current liabilities	3,150,131	2,663,093	5,813,224

LONG-TERM LIABILITIES:
Long-term notes payable-related parties	2,901,926	(2,901,926)	-
Warrant liability	-	2,517,202	2,517,202

Total long-term liabilities	2,901,926	(384,724)	2,517,202

TOTAL LIABILITIES	6,052,057	2,278,369	8,330,426

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock	192,949	43,032	235,981
Additional paid-in-capital	15,786,033	(461,453)	15,324,580
Stock subscriptions	-	254,905	254,905
Accumulated deficit	(20,016,346)	128,500	(19,887,846)

Total stockholders' deficit	(4,037,364)	(35,016)	(4,072,380)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$2,014,693	$2,243,353	$4,258,046

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 –RESTAMENT OF FINANCIAL STATEMENTS (CONTINUED)

B)	Consolidated Statement of Operations

	Three months ended September 30,			Nine months ended September 30,
	As reported	Adjustment	As Restated	As reported	Adjustment	As Restated

Revenue

Sales	$-	$-	$-	$-	$-	$-
Cost of sales		-	-	-	-	-

Gross profit	-	-	-	-	-	-

Operational Expenses

Selling, general and administrative expenses	845,480	(451,970)	393,510	2,774,880	(2,037,136)	737,744
Professional fees	-	52,175	52,175	-	1,698,063	1,698,063
Rent and repairs and maintenance	-	2,729	2,729	-	28,227	28,227
Depreciation	119,939	-	119,939	359,817	-	359,817

Total operating expenses	965,419	(397,066)	568,353	3,134,697	(310,846)	2,823,851

Operating loss	(965,419)	397,066	(568,353)	(3,134,697)	310,846	(2,823,851)

Other income (expense)

Interest expense, net	(23,319)	19,941	(3,378)	(248,661)	245,283	(3,378)
Financial settlement expense	-	(25,000)	(25,000)	-	(61,250)	(61,250)
Gain from debt settlement	-	-	-	-	251,277	251,277
Gain from settlement of accounts payable	-	-	-	-	80,046	80,046
Gain from sale of Aultra investment	-	-	-	-	217,177	217,177
	-
Loss before income taxes	(988,738)	392,007	(596,731)	(3,383,358)	1,043,379	(2,339,979)

Provision for income taxes	-	-	-	-	-	-

Net loss	(988,738)	392,007	(596,731)	(3,383,358)	1,043,379	(2,339,979)

Basic and diluted loss per share	$(0.01)	$0.01	$(0.00)	$(0.02)	$0.02	$(0.01)
Weighted average shares outstanding	192,948,792	43,032,542	235,981,334	192,948,792	43,032,542	235,981,334

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 –RESTAMENT OF FINANCIAL STATEMENTS (CONTINUED)

C)	Consolidated Statement of Cash Flows

	Nine months ended September 30, 2010
	As reported	Adjustment	As Restated

Operating activities:

Net loss	$(3,383,358)	$1,043,379	$(2,339,979)
Adjustments to reconcile net loss to cash used by operating activities
Gain from settlement of accounts payable	-	(80,046)	(80,046)
Gain from reversal of accrued interest	-	(361,277)	(361,277)
Loss from write-off of other assets	-	110,000	110,000
Common stock issued for services	1,277,881	106,443	1,384,324
Common stock issued for other settlements	-	61,250	61,250
Depreciation	359,817	-	359,817
Gain on sale of Aultra Investment	-	(217,177)	(217,177)
Changes in assets and liabilities
Other current assets	349,669	(349,669)	-
Accounts payable	(185,636)	103,685	(81,951)
Accounts payable-related parties	225,846	215,448	441,294
Accrued liabilities	75,807	(88,304)	(12,497)

Net cash provided by (used in) operating activities	(1,279,974)	543,732	(736,242)

Financing activities:
Proceeds from sale of common stock, net	25,946	43,654	69,600
Proceeds from sale of debentures	387,000	(387,000)	-
Common stock issued to retire debt	831,362	(831,362)	-
Proceeds from stock subscriptions	-	185,305	185,305
Proceeds from notes payable-related parties	-	150,000	150,000
Proceeds from convertible notes payable	13,005	296,995	310,000

Net cash provided by (used in) financing activities	1,257,313	(542,408)	714,905

Net increase (decrease)/increase in cash and cash equivalents	(22,661)	1,324	(21,337)

Cash and cash equivalents at beginning of period	25,845	(1,323)	24,522

Cash and cash equivalents at end of period	$3,184	$1	$3,185

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	$-	$-	$-

Non-cash Transactions:
Common shares issued to settle debt	$106,525	$505,975	$612,500
Common shares issued to settle accrued expenses	-	51,434	51,434
Common shares issued for acquisition	-	2716155	2,716,155

	$106,525	$3,273,564	$3,380,089

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS

None.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

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

Mining Operations (Continued)

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

Employees

As of September 30, 2010, we had 5 employees. Our employees in the U.S. include geologists, environmentalists, information technologists and office administrators. The Company believes we have good relations with our employees. We also engage independent contractors in connection with the exploration of our properties, such as drillers, geophysicists, geologists and other technical disciplines.

Results of Operations

Three months ended September 30, 2010 and 2009

During the three-month period ended September 30, 2010, the Company incurred operating expenses of $568,353 as compared to operating expenses of $2,197,093 for the period ended September 30, 2009.  The Company's net loss during the three-month period ended September 30, 2010 was $596,731, as compared to a net loss of $2,542,891 during the three-month period ended September 30, 2009.

A substantial portion of the improvement in operating expenses is related to a reduction in professional fees by $1,953,721 for 2010. The 2009 professional fees were related to stock issued to financial consultants in connection with assisting the Company in raising funds and pursuing possible acquisitions. In 2010, as the Company still incurred related expenditures, management was able to rely less on outside consultants and raise additional funds internally through previously established relationships.

The net loss for the three months ended September 30, 2010 was $596,731 as compared to $2,542,891 for the three month period ended September 30, 2009, representing a decreased loss of $1,946,160. The aforementioned reduction in professional fees is the primarily reason for the decrease in the net loss for 2010 when compared to the same period in 2009.  Loss per share for the three months ended September 30, 2010 was ($.00) based on fully diluted weighted average shares of 235,981,334 as compared to a loss per share for the three months ended September 30, 2009 of ($.03) based on fully diluted weighted average shares of 78,056,164. The decrease in the loss per share results from an increase in the number of shares outstanding at September 30, 2010.

Twelve-Month Business Outlook

In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private investors.

Operating Expenses and Capital Expenditures

Operating Expenses

Assuming that the Company is successful raising funds, we anticipate incurring operating expenses of approximately $2.4 million during the next twelve months to fund the costs relating to the development of our properties and the identification of new acquisitions.

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

As of September 30, 2010, we had a cash balance of $3,185. We estimate that, based upon our current business, we will require up to $5 million over the next two years.  However, the Company cannot properly anticipate the capital expenditures and working capital needed in connection with its operations and development.  Although not certain or guaranteed, the Company believes it has access to sufficient funding for the next twelve months.

Critical Accounting Policies and Estimates

In the third quarter of 2010, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Plan of Operation and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2009.

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

(b) Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended December 31, 2009, management is aware that there are material weaknesses in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2009. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.  There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer, Director
(principal executive officer)

By:	/s/ Tom Leahey
Tom Leahey, Chief Financial Officer
(principal accounting officer)

By:	/s/ Lance Rosemarin
Lance Rosemarin, Director

Date:  May 26, 2011