Form 10-Q
period 2011-06-30
Dutch Gold Resources Inc
filed 2011-08-15
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "large accelerated filer, accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Class	Outstanding at August 15, 2011
Common Stock, par value $0.001 per share	499,250,000

DUTCH GOLD RESOURCES, INC.

FOR THE QUARTER ENDED JUNE 30, 2011

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DUTCH GOLD RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,425	$127,397
Investments available for sale at fair value	366,645	3,188,250
Deferred financing costs, net	13,172	-
Other current assets	414,306	150,000

Total current assets	815,548	3,465,647

LONG-TERM ASSETS:
Mineral properties	2,581,155	2,581,155
Property, plant and equipment at cost	2,173,628	2,358,424
Less accumulated depreciation	(2,167,091)	(2,112,009)

Net mineral properties and property, plant and equipment	2,587,692	2,827,570

Other assets	11,600	11,600

TOTAL ASSETS	$3,414,840	$6,304,817

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,059,344	$957,626
Accounts payable-related parties	669,378	742,947
Notes payable-related parties	2,398,000	2,473,962
Loans from shareholders	141,907	150,000
Convertible notes payable, net	616,282	582,084
Payroll liabilities	602,612	658,112
Accrued liabilities	388,355	337,443

Total current liabilities	5,875,878	5,902,174

LONG-TERM LIABILITIES:
Warrant liability	1,213,752	1,661,163

TOTAL LIABILITIES	7,089,630	7,563,337

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value; 10,000,000 authorized, none issued or outstanding	-	-
Series A, Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010	2,000	2,000
Series B, Convertible Preferred Stock, $.001 par value; 5,000,000 shares authorized,4,500,000 issued and outstanding at June 30, 2011; none authorized, issued and outstanding at December 31, 2010	4,500	-
Common stock, $.001 par value; 500,000,000 shares authorized, 499,250,000 issued and outstanding at June 30, 2011; 372,008,907 issued and outstanding at December 31, 2010	499,250	372,009
Additional paid-in-capital	20,241,872	17,547,573
Stock subscriptions	104,058	104,058
Accumulated deficit	(23,850,910)	(21,246,160)
Accumulated other comprehensive (loss) income	(675,560)	1,962,000

Total stockholders' deficit	(3,674,790)	(1,258,520)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,414,840	$6,304,817

See accompanying Notes to Condensed Consolidated Financial Statements

DUTCH GOLD RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(as restated)		(as restated)

Revenue

Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operational Expenses

Selling, general and administrative expenses	453,278	(1,153)	870,516	344,234
Professional fees	250,856	705,156	479,730	1,645,888
Rent and repairs and maintenance	11,845	11,914	29,517	25,498
Depreciation	119,939	119,939	239,878	239,878

Total operating expenses	835,918	835,856	1,619,641	2,255,498

Operating loss	(835,918)	(835,856)	(1,619,641)	(2,255,498)

Other income (expense)

Interest expense, net	(596,130)	-	(1,015,765)	-
Financial settlement expense	(10,981)	-	(54,181)	(36,250)
Write-off of other assets	-	-	-	(110,000)
Gain from sale of equipment	55,500	-	55,500	-
Change in fair value of warrants	(364)	(60,049)	(9,232)	(60,049)
Gain from reversal of accruals	-	-	-	361,277
Gain from settlement of accounts payable	-	80,046	-	80,046
Gain from sale of Aultra investment	-	-	-	217,177
Realized (loss) gain on sale of securities	(28,001)	-	38,569	-

Loss before income taxes	(1,415,894)	(815,859)	(2,604,750)	(1,803,297)

Provision for income taxes	-	-	-	-

Net loss	(1,415,894)	(815,859)	(2,604,750)	(1,803,297)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding	473,307,535	142,587,709	435,629,454	156,897,542

See accompanying Notes to Condensed Consolidated Financial Statements

DUTCH GOLD RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
		(as restated)

Operating activities:

Net loss	$(2,604,750)	$(1,803,297)
Adjustments to reconcile net loss to cash used in operating activities
Gain from debt settlement	-	(361,277)
Loss from write-off of other assets	-	110,000
Gain from sale of equipment	(55,500)	-
Common stock issued for services	-	1,386,000
Common stock issued to extend certain convertible note maturity dates	48,800	-
Common stock issued for other settlements	54,181	36,250
Preferred stock issued in exchange for services	61,000	-
Preferred stock issued to extend certain convertible note maturity dates	228,750	-
Accretion of debt discount	516,185	-
Depreciation	239,878	239,878
Stock compensation expense	52,017	-
Change in fair value of warrants	9,232	60,049
Amortization of deferred financing costs	13,378	-
Gain on sale of Aultra Investment	-	(217,177)
Net realized loss on sale of securities	(38,569)	-
Changes in assets and liabilities
Other current assets	(1,000)	-
Accounts payable	101,718	68,363
Accounts payable-related parties	(73,569)	158,688
Accrued liabilities	129,019	-

Net cash used in operating activities	(1,319,230)	(322,523)

Investing activities:
Proceeds from sale of available-for- sale securities	266,236	-
Purchases of available-for-sale securities	(43,622)	-
Purchases under subscription agreement	(100,000)	-
Investments in notes receivable	(41,306)	-

Net cash provided by investing activities	81,308	-

Financing activities:
Proceeds from sale of common stock	-	69,600
Proceeds from stock subscriptions	-	40,320
Deferred financing costs	(26,550)	-
Proceeds from loans from shareholders	111,000	-
Proceeds from notes payable-related parties	625,000	-
Proceeds from convertible notes payable	422,500	205,000

Net cash provided by financing activities	1,131,950	314,920

Net decrease in cash and cash equivalents	(105,972)	(7,603)

Cash and cash equivalents at beginning of period	127,397	24,522

Cash and cash equivalents at end of period	$21,425	$16,919

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	$-	$-

Non-cash Transactions:
Common stock issued to settle debt	$1,057,483	$115,000
Common stock issued to settle accrued expenses	78,107	29,612
Proceeds from sale of equipment applied to payroll liability	55,500	-

See accompanying Notes to Condensed Consolidated Financial Statements

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2010, included in the 2010 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2010 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2010 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results expected for the full year.

The Company is restating its historical financial statements for the three and six months ended June 30, 2010. The restatement primarily relates to certain errors in processing transactions resulting in expenses being recorded in the incorrect period and for the incorrect value and the reclassification of the statement of operations to properly reflect expenses by function. Accordingly, the Company’s financial statements for the three and six months ended June 30, 2010 have been restated to correct for these errors and are included in the accompanying condensed consolidated financial statements.  For the three months ended June 30, 2010, these corrections in the aggregate increased the Company’s previously reported net loss by $275,235, or ($0.01) per share and for the six months ended June 30, 2011, these corrections in the aggregate reduced the Company’s previously reported net loss by $591,323, or $0.01 per share . Note 15 provides the effect of the restatement on the June 30, 2010 condensed consolidated financial statements.

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

Asset Purchase Agreement – Aultra Gold

On January 6, 2010, Dutch Gold Resources, Inc. entered into an Asset Purchase Agreement with DGRI ADGI Acquisition Corporation (the “Purchaser” and a Dutch Gold Resources, Inc. wholly owned subsidiary) and Aultra Gold, Inc. Pursuant to the agreement, the Company acquired all of Aultra Gold’s assets, which primarily consisted of the mining rights to a project in Montana and a project in Nevada.  As consideration for these assets, the Company issued 9,614,667 shares of its common stock, par value $0.001 per share, to Aultra Gold for a total value of $1,297,980 based on the $0.135 per share market price of Dutch Gold’s common stock.  In addition, in connection with the Asset Purchase Agreement, the Company issued a Dutch Gold Resources, Inc. executive and an Aultra Gold executive collectively 9,505,000 Dutch Gold common shares for a total value of $1,283,175 based on the $0.135 per share market price of Dutch Gold’s common stock. The purpose for issuing these shares was to incentivize these executives that were instrumental in the transaction and to ensure that these key executives would continue to be involved with the acquired projects. The Company does not believe the substance of the issuance of shares to the executives was to provide compensation for these executives and therefore have accounted for the consideration in accordance with the acquisition method. Based on these transactions, the Company determined that the consideration paid resulting from the Asset Purchase Agreement was $2,581,155 and has accounted for the transaction using the acquisition method of accounting with the purchase price assigned to the net assets acquired based on the fair value of such assets at the date of acquisition.

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

In order to determine fair value the mineral rights acquired, management utilized a compilation and review report prepared by a third-party which documented the estimated mineralization related to the Basin Gulch Mine property. Based on these findings, management estimated the value beyond estimated mineralization (VBEM) and the Company determined that the fair value of the total consideration paid of $2,581,155 resulting from the Asset Purchase Agreement should be allocated to the mineral rights acquired. The Company has recorded the acquired mineral rights fair value as Mineral properties on the condensed consolidated balance sheets as a separate component of property, plant and equipment. As the mineral rights represent a tangible asset, the assigned fair value should be amortized over the useful life of the mineral right based on the units of production method. Management will begin the amortization of the asset once development of the site commences in accordance with the units of production method.

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

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION AND DISPOSITION OF AULTRA GOLD (CONTINUED)

Aultra Gold is engaged in the business of acquiring and exploring gold and mineral properties, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale.

Dutch Gold pursued the transactions with Aultra as the Company’s mission is to become a recognized gold producer within two years with a key to this objective being the acquisition of late stage exploration projects that can be quickly advanced to production. Based on the assets that Aultra controlled, specifically the rights to the Basin Gulch Mine property, the Company determined that the acquisition met its strategic objectives and that management believes that it has the financial resources to produce and realize the mineral rights related to the property.

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

Shamika Transaction

On March 26, 2010, Aultra Gold, Inc., which had been a 67% owned subsidiary of Dutch Gold since the January 6th transactions discussed previously, entered into an Agreement and Plan of Share Exchange with Shamika 2 Gold Inc., a Nevada Corporation (“Shamika”).   In general terms, Aultra was a public shell with limited assets and Shamika was a private company that acquired the Aultra public shell in a reverse acquisition allowing Shamika, after the transaction, to be a registrant.

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

In connection with the Reverse Acquisition and on the same date, Shamika issued 23,546,067 shares of its common stock in order to satisfy certain liabilities in the amount of $301,512. As part of this transaction Dutch Gold Resources, Inc. was issued 4,950,000 shares (9.9%) of Shamika Gold Inc. The Company determined the fair value of the 4,950,000 common shares received as $1,237,500 which approximated the value of the shares on the first day that Shamika’s common shares were publicly traded. As a result of the reverse acquisition by Shamika, Dutch Gold retained the remaining Aultra liabilities not acquired of $616,154 which represents amounts owed to a former officer of Aultra (now a Dutch Gold executive), Rauno Perttu. Dutch Gold issued 10,000,000 shares to Rauno Perttu in July 2010 which reduced this liability by $200,000 ($200,000 represented the fair value of the shares on the date of issuance). Therefore, the Company has remaining a $416,154 liability which is recorded in our consolidated balance sheet as of June 30, 2011 and December 31, 2010 within the Accounts payable-related parties account line.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION AND DISPOSITION OF AULTRA GOLD (CONTINUED)

At March 26, 2010, resulting from the Shamika transaction, the Aultra Board of Directors and Officers was reconstituted by the resignation of: Rauno Perttu from his role as President, Secretary and Director, Daniel Hollis from his role as Chief Executive Officer and Director, Lance Rosmarin from his role as Director, and the appointment of Robert Vivian as President and Chief Executive Officer and Terence Orstlan as Secretary and Director. The Company owns less than 10% of the issued and outstanding shares of Shamika as of June 30, 2011. Subsequent to the transaction date, Dutch Gold no longer has a controlling interest in Aultra nor does management have the ability to exercise significant influence over Shamika’s operating and financial policies. The Company has classified the fair value of its investment in Shamika as an available-for-sale security. Refer to Note 4 for additional discussion on this investment.

Management viewed its initial controlling interest in Aultra as substantive during the period from January 6, 2010 through March 26, 2010 as the Company’s involvement and expertise was needed in order to execute an agreement with Shamika. In addition, during this interim period Aultra’s board of directors consisted of two directors from Dutch Gold. These directors were instrumental in the Shamika transaction. Although the controlling interest was obtained on January 6, 2010 and subsequently sold on March 26, 2010, the Company did not consolidate the financial results of Aultra for this interim period as Aultra’s results were not material to the consolidated financial statements of the Company. In addition, pro-forma financials related to Aultra’s operations have not been provided as we deem this information not to be beneficial to our shareholders as Aultra’s operating activity was minimal and would not have a material effect on our operations.

We recorded our $404,169 investment in Aultra resulting from the Stock Purchase Agreement under the equity method. As stated above, we effectively sold Aultra through a reverse acquisition by Shamika on March 26, 2010. A gain on the disposition of the controlling interest of Aultra resulted from the sale to Shamika. Management determined that the gain recorded would be the difference in our initial fair value investment in Aultra ($404,169) less the $621,346 fair value of the consideration received from the Shamika transaction ($621,346 calculated as the fair value of the Shamika shares received of $1,237,500 less Aultra debt assumed of $616,154). Thus, the Company recorded in our statement of operations a $217,177 gain on sale of our Aultra investment for the six month period ended June 30, 2010.

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

As of December 31, 2010, the Company held 4,905,000 Shamika 2 Gold shares and recorded a fair value of $3,188,250 as investments available for sale in the condensed consolidated balance sheet. As of June 30, 2011, the Company held 4,073,836 shares with a fair value recorded of $366,645 and a $675,560 unrealized loss in its investment due to the decrease in the fair market value of Shamika 2 Gold’s shares during the six month period ended June 30, 2011. Management believes that the decline its investment is considered temporary and therefore no write down of the investment value as of June 30, 2011 is needed.

NOTE 5—OTHER CURRENT ASSETS

Other current assets are comprised of:

	June 30,	December 31,
	2011	2010
Subscription payment for Shamika 2 Gold shares	$200,000	$100,000
Performance Bond	50,000	50,000
Note Receivable - Trellis Corporation	41,306	-
Pre-paid management fees	122,000	-
Other current assets	1,000	-

Total other current assets	$414,306	$150,000

As a result of subscription agreements that were executed with Shamika 2 Gold, the Company has remitted $100,000 and $200,000 in payments as of December 31, 2010 and as of June 30, 2011, respectively, to acquire additional common shares of Shamika 2 Gold. These shares were not received as of June 30, 2011 and therefore the payments are recorded as an Other Current Asset on the consolidated balance sheet. Receipts of the shares are expected prior to September 30, 2011.

In March, 2011, the Company issued an unsecured promissory note to Trellis Corporation in the amount of $41,000 as an advance to Trellis pertaining to their mining operations.  The note bears an annual interest rate of 8% and is due upon demand and interest income in the amount of $306 has been recorded for the period ending June 30, 2011.

Refer to Note 8 for discussion on the $122,000 other current asset recorded as of June 30, 2011.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—MINERAL PROPERTIES AND PROPERTIES, PLANT AND EQUIPMENT

	June 30,	December 31,
	2011	2010

Mine and Mill Equipment	$2,173,628	$2,358,424
Mineral Properties	2,581,155	2,581,155
	$4,754,783	$4,939,579
Less: accumulated depreciation, depletion and amortization	2,167,091	2,112,009
Net carrying value	$2,587,692	$2,827,570

There was $239,878 and $239,878 charged to operations for depreciation expense for the six month periods ended June 30, 2011 and June 30, 2010, respectively.

The Internal Revenue Service has a Federal lien on the Company’s subsidiary Dutch Mining, LLC’s equipment, real property and leases in the amount of $567,062 as of June 30, 2011. The State of Oregon Department of Revenue has a lien on the Company’s subsidiary Dutch Mining, LLC’s personal and real property in the amount of $35,550 as of June 30, 2011. These liens arose from unpaid Federal and state payroll taxes from the closed Benton Mine operation in Oregon. The unpaid taxes aggregating $602,612 as of June 30, 2011 and $658,112 as of December 31, 2010, respectively, are recorded as Payroll Liabilities, under Current Liabilities in the Company’s condensed consolidated financial statements. For the three months ended June 30, 2011, the Company sold certain fully depreciated equipment and applied the $55,000 in proceeds received against the Company’s State of Oregon Department of Revenue payroll liability lien. Dutch Gold Resources, Inc. has not accrued for penalties and interest associated with these liens as it is more likely than not that the Company will not be liable for such amounts.

NOTE 7—CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable is comprised of:

	June 30,	December 31,
	2011	2010

Convertible Promissory Notes	$616,170	$577,060
Convertible Debentures	355,000	200,000
	$971,170	$777,060
Less: unamortized debt discount	354,888	194,976
Net carrying value	$616,282	$582,084

The Company had convertible promissory notes outstanding at June 30, 2011 and December 31, 2010 in the amount of $616,170 and $577,060 respectively. These notes bear interest at rates ranging from 8% to 21% per annum and mature within the next twelve months. Under the convertibility terms of the convertible promissory notes, the principal, plus accrued interest can be converted immediately upon maturity, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

The Company had convertible debentures outstanding at June 30, 2011 and December 31, 2010 in the amount of $355,000 and $200,000 respectively. The debentures bear interest at rates ranging from 8% to 12% per annum. Under the convertibility terms of the debenture, the principal, plus accrued interest can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

The convertible promissory notes and the convertible debenture contain a beneficial conversion feature which allows the holder of the note to convert the note into common shares of the Company at a price less than market. The Company has computed and recorded a $719,074 and $293,046 value at June 30, 2011 and December 31, 2010, for the beneficial conversion feature pertaining to the convertible notes. This amount is recorded as a discount to the principal amount of the note and is amortized to interest expense utilizing the straight-line method over the term of the related note as the results are not materially different from those which would result from the interest method. As of June 30, 2011 and December 31, 2010, $354,888 and $194,976, respectively, in unamortized discount remained associated with the beneficial conversion feature.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—CONVERTIBLE NOTES PAYABLE (CONTINUED)

Deferred financing costs of $106,050 were incurred and capitalized as of June 30, 2011 related to obtaining the convertible notes executed in fiscal 2011. The deferred financing fees are amortized to interest expense over the term of the related convertible note agreement.

On April 8, 2011, the Company entered into a forbearance agreement with two convertible promissory noteholders which resulted in the issuance of 4,000,000 common shares and 2,500,000 in Series B Convertible Preferred stock. As a result of the forbearance agreement and the consideration provided by the Company to these noteholders, the noteholders agreed to defer their conversion rights for an additional 90 days pertaining to $195,810 in convertible notes payable. The common share issuance was valued at $48,800 based on the market price of the Company’s common stock on the date of issuance. In addition, the Series B Convertible Preferred stock issuance was valued at $228,750 based on utilizing the market value (the price of the last reported trade) of the DGRI stock on the date of issue, application of a preference premium as well as factoring in a liquidity discount. These fair value amounts have been recorded as interest expense for the three and six month periods ended June 30, 2011 in the condensed consolidated statements of operations as the forbearance agreements provided, which resulted from the issuance of shares by the Company, extended the conversion term for a period that primarily relates to the three month period ended June 30, 2011.

On July 27, 2011, the Company entered into an extension agreement with the two aforementioned convertible promissory noteholders whereby the Company was required to transfer the rights of 600,000 shares of its Shamika 2 Gold shares to these noteholders. As a result of this transaction, the noteholders extended the forbearance of their rights to convert the notes into shares of common stock to September 15, 2011. These forbearance agreements were executed as the Company did not have sufficient shares of common stock to satisfy the conversion terms of the notes.

NOTE 8—CAPITAL STOCK

Preferred Stock

As of June 30, 2011, the Company had 2,000,000 shares of its $0.001 par value Series A Convertible Preferred stock issued and outstanding. During 2010, 1,000,000 shares were issued each to two executives in order to compensate these executives for compensation owed to them in accordance with their employment agreements. The value of the stock issued approximated the fair value of the services performed which was $250,000. The Series A Convertible Preferred stock provides the conversion right to common shares along with voting rights over common shareholders. There have been no Series A Convertible Preferred stock issuances in 2011.

On April 8, 2011, in addition to the 2,500,000 Series B Convertible Preferred share issuance discussed in Note 7, 1,000,000 in Series B Convertible Preferred shares were issued each to two executives in order to compensate these executives for their services.  The $183,000 total fair value of the stock issued was computed based on utilizing the market value (the price of the last reported trade) of the DGRI stock on the date of issue, application of a preference premium as well as factoring in a liquidity discount. A total of $61,000 was expensed for the quarter ended June 30, 2011 and is reflected within Selling, general and administrative expense in the Company’s Condensed Consolidated Statement of Operations at June 30, 2011. The balance of the total valuation in the amount of $122,000, is reflected as another current asset in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2011 and will be amortized to Selling, general and administrative expense over the service period. The Series B Convertible Preferred stock provides the conversion right to common shares along with voting rights over common shareholders.

Common Stock

As of June 30, 2011, the Company had 499,250,000 shares of its $0.001 par value common stock issued and outstanding. Common Stock was issued during the three months ended June 30, 2011, to retire various debt and payable obligations of the Company based upon the actual balance and any accrued interest.  The consideration for settlement amounts for payments from the Company’s common shares was arrived at by utilizing the market value (the price of the last reported trade) of the DGRI stock on the date of issue.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—CAPITAL STOCK (CONTINUED)

Warrants

As of June 30, 2011, the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2010	11,635,833	$0.48	-
Granted	-	-	-
Forfeited/Expired	(3,333,333)	(0.50)	-
Exercised	-	-	-
Outstanding, June 30, 2011	8,302,500	$0.23	$0

No Share Purchase Warrants were issued for the period ending June 30, 2011. These common share purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model as of the issuance date. Some of the warrants provide that in the event the Company is unable to issue registered shares upon exercise, the warrant holders are entitled, under securities laws, to receive freely tradable shares pursuant to a "cashless exercise" provision. However, based on interpretation of ASC 815, there is a required presumption of net cash settlement.

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

As of June 30, 2011 and December 31, 2010, the fair value of the warrants was determined to be $1,213,752 and $1,661,163, respectively. Accordingly, we recorded $9,232 and $60,049 for the six months ended June 30, 2011 and 2010, respectively, in losses from the valuation of the warrant liability related to the change in the fair value of the warrants. The 3,333,333 warrants issued in 2009, expired in the period ended March 31, 2011, with $456,643 being reclassified from liabilities to stockholders' deficit in the accompanying condensed consolidated balance sheet. The outstanding warrants as of June 30, 2011 have exercise prices ranging from $0.02 to $1.15 with expiration dates ranging from June 9, 2012 to December 9, 2014. The remaining weighted average contractual life of warrants outstanding as of June 30, 2011 is 1.97 years.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—STOCK BASED COMPENSATION

Effective April 1, 2011, the Board of Directors approved a 4,000,000 nonqualified stock option grant to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board, pursuant to the Company's Amended and Restated 2010 Stock Incentive Plan. The options granted were immediately vested and exercisable on the grant date, expire two years from the grant date, and were issued to compensate Embassy International, LLC for entering into previous lending arrangements which has allowed the Company to fund operations and to continue its development activities. The grant date fair value of these options was $52,017. The Company has recorded stock-based compensation expense of $52,017 within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations related to this option grant during the three and six months ended June 30, 2011. No stock options were granted or outstanding in 2010. As of June 30, 2011, the Company has 4,000,000 stock options outstanding.

The Company estimated the fair value of its 2011 stock option grant utilizing the Black-Scholes option pricing model based on the following assumptions:

Risk-free interest rate	0.80%
Expected life	2.0 years
Expected volatility	355.0%
Dividend yield	0.00%

The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on historical daily volatility of the Company’s stock. As the option was awarded to a nonemployee, the expected life is estimated as the contractual term of the option agreement.

NOTE 10—PER SHARE DATA

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, convertible notes and convertible preferred stock.

The Company has excluded all common equivalent shares outstanding for warrants, convertible notes and convertible preferred stock to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of June 30, 2011, the Company had 8,302,500 warrants, 175,086,445 potential shares which may be issued resulting from the provisions of convertible notes and 6,500,000 in convertible preferred stock to purchase common stock were outstanding. As of December 31, 2010, 11,635,833 warrants, 75,454,246 potential shares which may be issued resulting from the provisions of convertible notes and 2,000,000 in convertible preferred stock to purchase common stock were outstanding.

NOTE 11—RELATED PARTY TRANSACTIONS

Notes Payable-related parties

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $1,214,926 to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board, Ewald Dienhart. This is a demand note with $900,000 secured by the mill equipment with a 0% interest rate. The balance outstanding at June 30, 2011 and December 31, 2010 was $0 and $650,962, respectively. During the six months ended June 30, 2011, the balance was settled through the issuance of stock.

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $250,000 to Gabriela Dienhart-Engel, who is the daughter of the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%. The note is partially secured by the title to the Gold Bug mine. The balance outstanding at June 30, 2011 and December 31, 2010 was $250,000.

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $100,000 to Caruso-Dienhart TBE Family Trust, LLC., a Company related to the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%. The note is partially secured by the Gold Bug mine and certain equipment used by the Company.  The balance outstanding at June 30, 2011 and December 31, 2010 was $50,000 and $100,000, respectively.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—RELATED PARTY TRANSACTIONS (CONTINUED)

Notes Payable-related parties (continued)

The Company assumed a note that was issued by Dutch Mining LLC in the amount of $950,000 to Josef Bauer for working capital.  The note is guaranteed by Ewald Dienhart and carries an interest rate of 8.0%. The balance outstanding at June 30, 2011 and December 31, 2010 was $950,000.

All notes listed above are due on demand.

The Company owes $129,000 and $129,000 at an interest rate of 7% for a short term note at June 30, 2011 and December 31, 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matures on November 10, 2011.

The Company owes $136,000 and $136,000 at an interest rate of 7% for a short term note at June 30, 2011 and December 31, 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matures on November 10, 2011.

The Company owes $258,000 and $258,000 at an interest rate of 6% for a short term note at June 30, 2011 and December 31, 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matures on February 16, 2012.

The Company owes in aggregate $300,000 and $0 at an interest rate of 7% for four short term notes at June 30, 2011 and December 31, 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. These notes mature on February 15, 2012.

The Company owes $82,500 and $0 at an interest rate of 6% for a short term note at June 30, 2011 and December 31, 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matures in twelve months from March 31, 2011.The Company owes $117,500 and $0 at an interest rate of 7% for a short term note at June 30, 2011 and December 31, 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matures in twelve months from April 1, 2011.

The Company owes $35,000 and $0 at an interest rate of 7% for a short term note at June 30, 2011 and December 31, 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matures in twelve months from May 5, 2011.

The Company owes $90,000 and $0 at an interest rate of 6% for a short term note at June 30, 2011 and December 31, 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matures in twelve months from May 26, 2011.

Accounts Payable-related parties

Daniel W. Hollis, CEO of Dutch Gold Resources, Inc. has advanced a total of $233,374 and $265,934 as of June 30, 2011 and December 31, 2010, respectively.  The cash was used for general corporate purposes by the Company.

Rauno Perttu, COO of Dutch Gold Resources, Inc. has a balance owing to him of $436,004 and $477,013 at June 30, 2011 and December 31, 2010, respectively. In 2010, Dutch Gold retained the remaining Aultra liabilities not acquired of $616,154 which represents amounts owed to the now former officer of Aultra, Rauno Perttu. Dutch Gold issued 10,000,000 shares to Rauno Perttu in July 2010 which reduced this liability by $200,000 ($200,000 represented the fair value of the shares on the date of issuance). Therefore, the Company has remaining a $416,154 liability related to the Aultra transaction which is included in the balance owed as of June 30, 2011.

NOTE 12—FINANCIAL CONDITION AND GOING CONCERN

As of June 30, 2011, the Company had cash on hand of $21,425, investments available for sale of $366,645, a working capital deficit of approximately $5.2 million and has incurred a loss from operations for the six months ended June 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies. However, as of the date of these condensed consolidated financial statements, no formal agreement exists.

The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going concern.

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company leases office space in Atlanta, Georgia under a one-year renewable contract presently at approximately $2,500 per month.

NOTE 14 – MINING LEASE AND OPTION TO PURCHASE

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

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – MINING LEASE AND OPTION TO PURCHASE (CONTINUED)

Should production be suspended for a period of 6 months or longer, the twice annual advance production royalty of $25,000 listed above resumes. Upon the completion of payments totaling $8,000,000, the Company will have purchased the mineral rights to this property. As of June 30, 2011, production had not commenced and, therefore, the Stage 3 related production royalties were not owed.

JUNGO

On June 1, 2007, the Company entered into a formal binding Agreement of Purchase and Sale (the "Agreement") with W.R. Hansen, an individual (the “Seller”), pursuant to which the Company acquired from the Seller certain mining claims together with all improvements and all equipment owned by the Seller located thereon, located in Humboldt County, State of Nevada (the “Property”). In consideration of the purchase of the Property, the Company agreed to: (i) reimburse the Seller for all staking and filing costs related to the Property, (ii) issue to the Seller 50,000 restricted shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), valued at $0.50 per share, (iii) upon its sole determination of sufficient mineralization to place the Property in production, to further issue to the Seller an additional 50,000 restricted shares of the Company’s Common Stock, such that the Company shall make such a determination not later than 30 days following the acquisition of the data contemplated by paragraph 3.3 of the Agreement, (iv) not later than 10 days following the date the Property is placed into development for production of metals, to issue to the Seller an additional 100,000 restricted shares of the Company’s Common Stock, and (v) as further consideration after the Property is placed in production, to direct to the Seller a monthly Net Smelter Royalty of 2% upon all gold, silver, copper, or other metals (the “Metals”) produced and sold from the Property (each royalty payment shall be paid not later than 30 days following the last day of the month in which the metals were produced and sold). Closing of the sale and purchase of the Property occurred on the same date, as under the Agreement both the Company and the Seller have performed their mutual obligations under paragraph 2.2 and Section 4 thereof. As of June 30, 2011, the Jungo property was not in production.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 –RESTAMENT OF FINANCIAL STATEMENTS

The Company is restating its historical financial statements for the three and six months ended June 30, 2010. The restatement primarily relates to certain errors in processing transactions resulting in expenses being recorded in the incorrect period and for the incorrect value and the reclassification of the statement of operations to properly reflect expenses by function. Accordingly, the Company’s financial statements for the three and six months ended June 30, 2010 have been restated to correct for these errors and are included in the accompanying condensed consolidated financial statements.  For the three months ended June 30, 2010, these corrections in the aggregate increased the Company’s previously reported net loss by $275,235, or ($0.01) per share and for the six months ended June 30, 2011, these corrections in the aggregate reduced the Company’s previously reported net loss by $591,323, or $0.01 per share.

The restatement effect on the condensed consolidated statement of operations for the three and six months ended June 30, 2010 is reflected below.

DUTCH GOLD RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD ENDED JUNE 30, 2010 (UNAUDITED AS RESTATED)

	Three Months Ended June 30, 2010 (unaudited)			Six Months Ended June 30, 2010 (unaudited)
	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated

Revenue

Sales	$-	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-	-

Gross profit	-	-	-	-	-	-

Operational Expenses

Selling, general and administrative expenses	298,771	(299,924)	(1,153)	1,903,902	(1,559,668)	344,234
Professional fees	-	705,156	705,156	-	1,645,888	1,645,888
Rent and repairs and maintenance	11,914	-	11,914	25,498	-	25,498
Depreciation	119,939	-	119,939	239,878	-	239,878

Total operating expenses	430,624	405,232	835,856	2,169,278	86,220	2,255,498

Operating loss	(430,624)	(405,232)	(835,856)	(2,169,278)	(86,220)	(2,255,498)

Other income (expense)

Interest expense, net	(110,000)	110,000	-	(225,342)	225,342	-
Financial settlement expense	-	-	-	-	(36,250)	(36,250)
Gain from reversal of accruals	-	-	-	-	361,277	361,277
Write-off of other assets	-	-	-	-	(110,000)	(110,000)
Change in fair value of waarnts	-	(60,049)	(60,049)	-	(60,049)	(60,049)
Gain from settlement of accounts payable	-	80,046	80,046	-	80,046	80,046
Gain from sale of Aultra investment	-	-	-	-	217,177	217,177

Loss before income taxes	(540,624)	(275,235)	(815,859)	(2,394,620)	591,323	(1,803,297)

Provision for income taxes	-	-	-	-	-	-

Net loss	(540,624)	(275,235)	(815,859)	(2,394,620)	591,323	(1,803,297)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)	$0.01	$(0.01)
Weighted average shares outstanding	149,744,622	(7,156,914)	142,587,709	149,744,622	7,152,920	156,897,542

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 –RESTAMENT OF FINANCIAL STATEMENTS (CONTINUED)

The restatement effect on the condensed consolidated statement of cash flows for the six months ended June 30, 2010 is reflected below.

DUTCH GOLD RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2010 (UNAUDITED AS RESTATED)

	Six Months Ended June 30, 2010 (unaudited)
	As previously
	reported	Adjustments	As restated

Operating activities:

Net loss	$(2,394,620)	$591,323	$(1,803,297)
Adjustments to reconcile net loss to cash used in operating activities
Write-off of accounts payable	265,366	(265,366)	-
Gain from debt settlement	-	(361,277)	(361,277)
Loss from write-off of other assets	-	110,000	110,000
Common stock issued to retire debt	106,525	(106,525)	-
Common stock issued for services	1,174,072	211,928	1,386,000
Common stock issued for payment of interest	225,342	(225,342)	-
Common stock issued for other settlements	-	36,250	36,250
Depreciation	239,878	-	239,878
Change in fair value of warrants	-	60,049	60,049
Gain on sale of Aultra investment	-	(217,177)	(217,177)
Changes in assets and liabilities
Other current assets	349,669	(349,669)	-
Accounts payable	(201,663)	270,026	68,363
Accounts payable-related parties	(7,312)	166,000	158,688
Accrued liabilities	(149,536)	149,536	-

Net cash used in operating activities	(392,279)	69,756	(322,523)

Financing activities:
Proceeds from loans from sale of debentures	357,000	(357,000)	-
Proceeds from loans from sale of common stock, net	25,946	43,654	69,600
Proceeds from stock subscriptions	-	40,320	40,320
Proceeds from loans from convertible notes payable	-	205,000	205,000

Net cash provided by financing activities	382,946	(68,026)	314,920

Net increase in cash and cash equivalents	(9,333)	1,730	(7,603)

Cash and cash equivalents at beginning of period	25,845	(1,323)	24,522

Cash and cash equivalents at end of period	$16,512	$407	$16,919

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	$-	$-	$-

Non-cash Transactions:
Common shares issued to settle debt	$106,525	$8,475	$115,000
Common shares issued to settle accrued expenses	-	29,612	29,612

NOTE 16 –SUBSEQUENT EVENTS:

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were no subsequent events required to be disclosed.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Mining Operations

The exploration of mining properties and operation of mines is governed by both federal and state laws. The Jungo property is administered by the United States Department of the Interior, Bureau of Land Management, which we refer to as the "BLM." In general, the Federal laws that govern mining claim location and maintenance and mining operations on Federal Lands, including the Tonkin Springs property, are administered by the BLM. Additional Federal laws, such as those governing the purchase, transport or storage of explosives and those governing mine safety and health, also apply.

The State of Nevada, likewise, requires various permits and approvals before mining operations can begin, although the state and Federal regulatory agencies usually cooperate to minimize duplication of permitting efforts. Among other things, a detailed reclamation plan must be prepared and approved, with bonding in the amount of projected reclamation costs.

Mining Operations (continued)

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

Environmental Law

The exploration, operation, closure and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies, and to file various reports and keep records of our operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation and environmental considerations. Unless and until a mineral resource is proved, it is unlikely our operations will move beyond the exploration stage. If in the future we decide to proceed beyond exploration, there will be numerous notifications, permit applications and other decisions to be addressed at that time.

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

On August 8, 2011, the afternoon fixing gold price on the London Bullion Market was $1,693 per ounce and the spot market gold price on the New York Commodity Exchange was $1,713 per ounce.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for gold per ounce on the London Bullion Market over the past nine years:

Year	High	Low	Average
2002	349	278	310
2003	416	320	363
2004	454	375	410
2005	537	411	445
2006	725	525	603
2007	841	608	695
2008	1,011	713	872
2009	1,146	810	978
2010	1,421	1,058	1,225

Competition

We compete with major mining companies and other mining companies in the acquisition, exploration, financing and development of new projects.   Many of these companies have more established human and materials resources, and are better capitalized than the Company.  There is significant competition for the limited number of gold acquisition and exploration opportunities. Our competitive position depends upon our ability to successfully and economically explore, acquire and develop new and existing mineral prospects. Factors that allow producers to remain competitive over the long-term include the quality and size of ore bodies, costs of operation, and the acquisition and retention of qualified employees. The Company competes with mining companies for skilled mining engineers, mine and processing plant operators and mechanics, geologists, geophysicists and other technical personnel. This competition could result in higher employee turnover and may result in higher labor costs.

Seasonality

Seasonality is not a material factor to the Company for its projects.  Certain surface exploration work may need to be conducted when there is no snow but it is not a significant issue for the Company.

Employees

As of June 30, 2011, we had 5 employees. Our employees in the U.S. include geologists, environmentalists, information technologists and office administrators. The Company believes we have good relations with our employees. We also engage independent contractors in connection with the exploration of our properties, such as drillers, geophysicists, geologists and other technical disciplines.

Results of Operations

During the three and six month period ended June 30, 2011, the Company incurred operating expenses of $835,918 and $1,619,641 respectively, as compared to $835,856 and $2,255,498 for the three and six month period ended June 30, 2010, respectively.

Selling, general and administrative expenses increased by $454,431 and $526,282 for the three and six month period ended June 30, 2011 when compared to the same period in the prior year. This increase results primarily from the following: $52,017 in stock-based compensation expense related to 2011 options granted in Q2 2011 with no comparable grant in 2010; $61,000 in general and administrative expense recorded in 2011 pertaining to Series B Convertible Preferred stock issued in Q2 2011 with no comparable issuance in 2011; a $200,000 reversal of a reserve related to a contingent liability in Q2 2010 which reduced selling, general and administrative expense for the Q2 2010 quarter as management determined that payment of the liability no longer was probable during the quarter with there being no similar adjustment recorded in the current year comparable periods and an increase in other general and administrative related expenditures including but not limited to expenditures incurred related to current exploration activities.

The increase in selling, general and administrative expenses was offset by a reduction in professional fees for the three and six months ended June 30, 2011 of $454,300 and $1,166,158 respectively. A large portion of the 2010 professional fees were related to stock issued to financial consultants in connection with assisting the Company in raising funds and pursuing possible acquisitions. In 2011, as the Company still incurred related expenditures, management was able to rely less on outside consultants and raise additional funds internally through previously established relationships.

The Company reported interest expense of $596,130 and $1,015,765 for the three and six month period ended June 30, 2011. No interest expense was reported for the comparable prior year periods. As a result of the fiscal 2010 audit, management determined that interest expense of $72,942 should have been recorded for the six month period ended June 30, 2010. The interest error related to the 2010 quarterly periods was corrected and properly stated in the Company’s fiscal 2010 audited financial statements. However, the Company has not restated its 2010 quarterly results to correct the interest expense error on the respective quarters as management has determined that the uncorrected error on the 2010 quarterly periods is not material to the quarterly financial statement results when analyzing the error on both a qualitative and quantitative basis. An increase in interest expense for the three and six month period ended June 30, 2011 results from interest recorded on  a large number of convertible notes that were issued in late 2010 and during the three and six month period ended June 30, 2011. The accretion of the related debt discount and amortization of the related deferred financing costs incurred in obtaining these convertible notes has resulted in an increase in interest expense reported in 2011. In addition, $277,550 in interest expense was recorded for the three and six month period June 30, 2011 related to forbearance agreements executed with two noteholders.

The net loss for the three and six months ended June 30, 2011 was $1,415,894 and $2,604,750 respectively, as compared to $815,859 and $1,803,297for three and six months ended June 30, 2010 respectively. Net loss increased for these periods resulting from an increase in selling, general and administrative expenditures along with an increase in interest expense incurred resulting from the convertible notes issuances as discussed above.

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

Source of Revenue

When produced, the Company expects to sell gold concentrates and ore to brokers and/or refineries. The Company has not produced any revenue since 2008. The Company cannot predict with certainty, when, if ever, revenues will be produced.

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

As of June 30, 2011, we had a cash balance of $21,425. We estimate that, based upon our current business, we will require up to $5 million over the next two years.  However, the Company cannot properly anticipate the capital expenditures and working capital needed in connection with its operations and development.  As part of the Shamika transaction, Dutch Gold holds 4,073,836 shares of Shamika 2 Gold, Inc.’s (ticker:  SHMX) common stock, which as of June 30, 2011, approximates a total market value of $366,645. Although not certain or guaranteed, the Company believes it has access to sufficient funding for the next twelve months.

Critical Accounting Policies and Estimates

In the second quarter of 2011, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Plan of Operation and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were  effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 4 – CONTROLS AND PROCEDURES (CONTINUED)

As reported in our Annual Report on Form 10-K for the year ended December 31, 2010, based upon an evaluation of the effectiveness of disclosure controls and procedures, the Company’s chief executive and chief financial officer has determined that there are material weaknesses in our disclosure controls and procedures.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

1.Establishing a formal review process of significant accounting transactions including the appropriate segregation of duties that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

2.Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will, among other things, assure that management controls and procedures are in place and being maintained consistently.

(b) Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2011, we completed a comprehensive evaluation relating to the effectiveness of disclosure controls and procedures. As a result of such review, we have implemented several changes, which we believe, in the aggregate, are reasonably likely to materially affect the effectiveness of our disclosure controls and procedures. In particular, we have implemented the following improvements:

•	We have started the documentation of formal policies and procedures necessary to adequately review significant accounting transactions

•
We have more specifically defined existing key controls, and developed additional controls, applicable to the review of significant accounting transactions and the accounting treatment of such transactions

•	We have implemented a formal audit committee with a financial expert, and the Company now has the board oversight role within the financial reporting process

•	We have enhanced the documentation regarding conclusions reached in the implementation of generally accepted accounting principles

•	We have added additional levels of review by qualified personnel of the application of each key control

Based on the foregoing efforts, our CEO and CFO believe that the material weaknesses as reported in our Annual Report on Form 10-K for the year ended December 31, 2010 will be remediated and that the design and operation of the Company's disclosure controls and procedures will be deemed effective as of December 31, 2011.

During the quarter ended June 30, 2011, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 8, 2010, the Company was advised that the Securities and Exchange Commission is conducting an investigation in the Company in the matter identified as Dutch Gold Resources, Inc, Case No. A-03222.  In accordance with the investigation, the Company and its Chief Executive Officer, Daniel W. Hollis, received subpoenas to produce documents and testify before the Commission.  Neither the Company nor Mr. Hollis have been notified of the nature of the investigation.  The Company has fully cooperated with the investigation supplying both documentation and testimony in response to the request for information.

We are not aware of any other pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.   Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 14, 2011, the Company issued a convertible promissory note in the original principal amount of $55,000 with interest at the rate of eight percent (8%) per annum.  Principal and interest on the note are due on April 12, 2012 and is convertible into shares of the Company’s Common Stock at the rate of $0.0075 per share.

On May 24, 2011, the Company issued a convertible promissory note in the original principal amount of $52,500 with interest at the rate of eight percent (8%) per annum.  Principal and interest on the note are due on February 27, 2012 and is convertible into shares of the Company’s Common Stock at the rate equal to fifty-five percent (55%) of the of the average of the lowest three trading prices for the ten trading days preceding a conversion notice by the lender.

On June 7, 2011, the Company issued a convertible promissory note in the original principal amount of $100,000 with interest at the rate of eight percent (8%) per annum.  Principal and interest on the note are due on September 3, 2011 and is convertible into 10,000,000 shares of the Company’s Common Stock.  In connection with the subscription for the note, the Company issued a warrant to the subscriber to purchase 10,000,000 shares of Common Stock at the exercise prices of $0.02 per share.

The Company believes that all of the above transactions were transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act, since (a) each of the transactions involved the offering of such securities to a substantially limited number of persons; (b) each person took the securities as an investment for his/her/its own account and not with a view to distribution; (c) each person had access to information equivalent to that which would be included in a registration statement on the applicable form under the Securities Act; and (d) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment; therefore no registration statement needed to be in effect prior to such issuances.

Use of proceeds

The proceeds from these financings were used for general corporate purposes including working capital, and in the exploration and the development of the Company’s projects.

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

Reports on Form 8-K. During the fiscal quarter ended June 30, 2011, the Company filed the following Current Reports on Form 8-K:

The Company filed a Form 8-K on May 4, 2011 to disclose the resignation of Steven Keaveney as Chief Financial Officer and appoint Tom Leahey as his replacement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer, Director
(principal executive officer)

By:	/s/ Tom Leahey
Tom Leahey , Chief Financial Officer
(principal accounting officer)

By:	/s/ Lance Rosemarin
Lance Rosemarin, Director

Date:  August 15, 2011