Form 10-Q/A
period 2011-03-31
Dutch Gold Resources Inc
filed 2011-08-22
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note: This 10-Q/A amends our Quarterly Report on Form 10-Q for the period ending March 31, 2011 which was originally filed with the Commission on May 16, 2011.  The purpose of the amendment is to restate our historical financial statements primarily as to certain errors in processing transactions.

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

The Company is restating its historical financial statements for the quarter ended March 31, 2010. The restatement primarily relates to certain errors in processing transactions resulting in expenses being recorded in the incorrect period and for the incorrect value and the reclassification of the statement of operations to properly reflect expenses by function. Accordingly, the Company’s financial statements for the three months ended March 31, 2010 have been restated to correct for these errors and are included in the accompanying condensed consolidated financial statements.  For the three months ended March 31, 2010, these corrections in the aggregate reduced the Company’s previously reported net loss by $2,181,316, or $0.01 per share. Note 14 provides the effect of the restatement on the March 31, 2010 condensed consolidated financial statements.

NATURE OF OPERATIONS

Dutch Gold Resources, Inc. is engaged in the acquisition and exploration of gold mining projects in the Americas. The Company is focused on developing its existing mining properties in North America and acquiring and developing new mines with the expectation that the properties can enter production within 12 to 24 months. The Company operates in one reporting segment.

PRINCIPLES OF CONSOLIDATION

We generally act as a independent operator, but may enter joint agreements with other companies in an effort to achieve our stated operating objectives. Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include our accounts and our wholly-owned subsidiaries’ accounts (collectively, the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior year presentations have been reclassified to conform with the current year presentation.

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

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—OTHER CURRENT ASSETS (CONTINUED)

As a result of subscription agreements that were executed with Shamika 2 Gold, the Company remitted $100,000 and $50,000 in payments in 2010 and for the three months ending March 31, 2011, respectively, to acquire additional common shares of Shamika 2 Gold. These shares were not received as of March 31, 2011 and therefore the payments are recorded as an Other Current Asset on the consolidated balance sheet. Receipts of the shares are expected prior to June 30, 2011.

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

NOTE 8—CAPITAL STOCK

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

As of March 31, 2011, the following share purchase warrants were outstanding:

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

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9— PER SHARE DATA (CONTINUED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10— RELATED PARTY TRANSACTIONS (CONTINUED)

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

JUNGO

On June 1, 2007, the Company entered into a formal binding Agreement of Purchase and Sale (the "Agreement") with W.R. Hansen, an individual (the “Seller”), pursuant to which the Company acquired from the Seller certain mining claims together with all improvements and all equipment owned by the Seller located thereon, located in Humboldt County, State of Nevada (the “Property”). In consideration of the purchase of the Property, the Company agreed to: (i) reimburse the Seller for all staking and filing costs related to the Property, (ii) issue to the Seller 50,000 restricted shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), valued at $0.50 per share, (iii) upon its sole determination of sufficient mineralization to place the Property in production, to further issue to the Seller an additional 50,000 restricted shares of the Company’s Common Stock, such that the Company shall make such a determination not later than 30 days following the acquisition of the data contemplated by paragraph 3.3 of the Agreement, (iv) not later than 10 days following the date the Property is placed into development for production of metals, to issue to the Seller an additional 100,000 restricted shares of the Company’s Common Stock, and (v) as further consideration after the Property is placed in production, to direct to the Seller a

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – MINING LEASE AND OPTION TO PURCHASE (CONTINUED

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

NOTE 14 –RESTAMENT OF FINANCIAL STATEMENTS

The Company is restating its historical financial statements for the quarter ended March 31, 2010. The restatement primarily relates to certain errors in processing transactions resulting in expenses being recorded in the incorrect period and for the incorrect value and the reclassification of the statement of operations to properly reflect expenses by function. Accordingly, the Company’s financial statements for the three months ended March 31, 2010 have been restated to correct for these errors and are included in the accompanying condensed consolidated financial statements. For the three months ended March 31, 2010, these corrections in the aggregate reduced the Company’s previously reported net loss by $2,181,316, or $0.01 per share.

The restatement effect on the condensed consolidated statement of operations for the quarter ended March 31, 2010 is reflected below.

	Quarter Ended March 31, 2010
	As previously
	reported	Adjustments	As restated

Revenue

Sales	$-	$-
Cost of sales	-	-

Gross profit	-	-	-

Operational Expenses

Selling, general and administrative expenses	3,003,892	(2,658,505)	345,387
Professional fees	-	940,732	940,732
Rent and repairs and maintenance	13,584	-	13,584
Depreciation	119,939	-	119,939

Total operating expenses	3,137,415	(1,717,773)	1,419,642

Operating loss	(3,137,415)	1,717,773	(1,419,642)

Other income (expense)

Interest expense, net	(31,339)	31,339	-
Financial settlement expense	-	(36,250)	(36,250)
Gain from debt settlement	-	361,277	361,277
Write-off of other assets	-	(110,000)	(110,000)
Gain from sale of Aultra investment	-	217,177	217,177

Loss before income taxes	(3,168,754)	2,181,316	(987,438)

Provision for income taxes	-	-	-

Net loss	(3,168,754)	2,181,316	(987,438)

Basic and diluted loss per share	$(0.02)	$0.01	$(0.01)
Weighted average shares outstanding	139,423,622	4,913,420	144,337,042

The restatement effect on the condensed consolidated statement of cash flows for the quarter ended March 31, 2010 is reflected below.

	Quarter Ended March 31, 2010
	As
	previously reported	Adjustments	As restated

Operating activities:

Net loss	$(3,168,754)	$2,181,316	$(987,438)
Adjustments to reconcile net loss to cash used in operating activities
Gain from debt settlement	-	(361,277)	(361,277)
Loss from write-off of other assets	-	110,000	110,000
Common stock issued for services	2,218,011	(1,363,011)	855,000
Common stock issued for payment of interest	280,000	(280,000)	-
Common stock issued for other settlements	-	36,250	36,250
Depreciation	119,939	-	119,939
Net realized gain on sale of securities	-	(217,177)	(217,177)
Changes in assets and liabilities
Other current assets	269,919	(269,919)	-
Accounts payable	81,734	(6,617)	75,117
Accounts payable-related parties	28,295	85,867	114,162
Accrued liabilities	(58,143)	258,143	200,000
Payroll liabilities	9,480	(9,480)	-

Net cash used in operating activities	(219,519)	164,095	(55,424)

Financing activities:
Proceeds from loans from sale of Debentures	204,075	(129,075)	75,000
Proceeds from loans from sale of common stock, net	32,500	(32,500)	-

Net cash provided by financing activities	236,575	(161,575)	75,000

Net increase in cash and cash equivalents	17,056	2,520	19,576

Cash and cash equivalents at beginning of period	25,845	(1,323)	24,522

Cash and cash equivalents at end of period	$42,901	$1,197	$44,098

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	$-	$-	$-

Non-cash Transactions:
Common shares issued to settle debt	$-	$65,000	$65,000
Common shares issued to settle accrued expenses	-	29,612	29,612

	$-	$94,612	$94,612

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

Mining Operations

The exploration of mining properties and operation of mines is governed by both federal and state laws. The Jungo property is administered by the United States Department of the Interior, Bureau of Land Management (“BLM”). In general, the federal laws that govern mining claim location and maintenance and mining operations on Federal Lands, including the Tonkin Springs property, are administered by the BLM. Additional Federal laws, such as those governing the purchase, transport or storage of explosives and those governing mine safety and health, also apply.

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

On April 8, 2010, the Company was advised that the Securities and Exchange Commission is conducting an investigation in the Company in the matter identified as Dutch Gold Resources, Inc., Case No. A-03222.  In accordance with the investigation, the Company and its Chief Executive Officer, Daniel W. Hollis, received subpoenas to produce documents and testify before the Commission.  Neither the Company nor Mr. Hollis have been notified of the nature of the investigation.  The Company has fully cooperated with the investigation supplying both documentation and testimony in response to the request for information.

We are not aware of any other pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.   Risk Factors

Not required for smaller reporting companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On January 12, 2011, the Company issued a convertible promissory note in the original principal amount of $25,000 with interest at the rate of twenty one percent (21%) per annum.  Principal and interest on the note are due on July 12, 2011 and is convertible into shares of the Company’s Common Stock at the rate equal to fifty percent (50%) of the of the fair market value, but not to exceed five cents ($0.05) per share. In no case will be conversion price be less than one hundredth of one cent ($0.0001).

On January 12, 2011, the Company issued a convertible promissory note in the original principal amount of $25,000 with interest at the rate of twenty one percent (21%) per annum.  Principal and interest on the note are due on July 12, 2011 and is convertible into shares of the Company’s Common Stock at the rate equal to fifty percent (50%) of the of the fair market value, but not to exceed five cents ($0.05) per share. In no case will be conversion price be less than one hundredth of one cent ($0.0001).

On January 20, 2011, the Company issued a convertible promissory note in the original principal amount of $75,000 with interest at the rate of eight percent (8%) per annum.  Principal and interest on the note are due on October 20, 2011 and is convertible into shares of the Company’s Common Stock at the rate equal to fifty-eight percent (58%) of the of the average of the lowest three trading prices for the ten trading days preceding a conversion notice by the lender.

On February 4, 2011, the Company issued a convertible promissory note in the original principal amount of $40,000 with interest at the rate of zero percent (0%) per annum.  Principal and interest on the note are due on February 4, 2012 and is convertible into shares of the Company’s Common Stock at the rate equal to thirty-five percent (35%) of the of the average of the lowest three trading prices for the fifteen trading days preceding a conversion notice by the lender.

On March 17, 2011, the Company issued a convertible promissory note in the original principal amount of $50,000 with interest at the rate of zero percent (0%) per annum.  Principal and interest on the note are due on March 17, 2012 and is convertible into shares of the Company’s Common Stock at the rate equal to thirty-five percent (35%) of the of the average of the lowest three trading prices for the fifteen trading days preceding a conversion notice by the lender.

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

Date:  August 22, 2011

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Name: Daniel W. Hollis, Chief Executive Officer, Director
(principal executive officer)

By:	/s/ Tom Leahey
Tom Leahey , Chief Financial Officer
(principal accounting officer)

By:	/s/ Lance Rosemarin
Lance Rosemarin, Director