Form 10-K/A
period 2009-12-31
Dutch Gold Resources Inc
filed 2011-08-29
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of April 15, 2010, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares was approximately $18,514,780.

As of April 15, 2010, there were 115, 717, 375 shares of the Registrant’s common stock issued and outstanding.

Explanatory Note: This 10-K/A amends our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, which was originally filed with the SEC on May 24, 2011.

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

The establishment and estimates of mineralization;
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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

·	Unexpected changes in business and economic conditions;
·	Significant increases or decreases in gold prices;
·	Unanticipated grade changes;
·	Metallurgy, processing, access, availability of materials, equipment, supplies and water;
·	Determination of mineralization;
·	Results of current and future exploration activities;
·	Results of pending and future feasibility studies;
·	Joint venture relationships;
·	Local and community impacts and issues;
·	Timing of receipt of government approvals;
·	Accidents and labor disputes;

·	Environmental costs and risks;
·	Competitive factors, including competition for property acquisitions;
·	Availability of external financing at reasonable rates or at all; and
·	The factors discussed in this Annual Report on Form 10-K under the heading “Risk Factors.”

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

Mineralized material	The term “mineralized material” refers to material that is not included in the reserve, as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Production stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral mineralization to produce a marketable metal or mineral product.

 1 For Industry Guide 7 purposes this study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

Additional definitions for terms used in this Annual Report filed on Form 10-K.

Argillite:	Low grade metamorphic clay rich sedimentary rock (shale, mudstone, siltstone).

Block model:	The representation of geologic units using three-dimensional blocks of predetermined sizes.

Breccia:	A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

CIM:	Canadian Institute of Mining and Metallurgy.

Cut off or cut-off grade:	When determining economically viable mineral mineralization, the lowest grade of mineralized material that qualifies as ore, i.e. that can be mined at a profit.

Diatreme:	Brecciated rock formed by volcanic or hydrothermal eruptive activity, generally in a pipe or funnel like orientation.

EM:	An instrument that measures the change in electro-magnetic conductivity of different geological units below the surface of the earth.

Fault:	A rock fracture along which there has been displacement

Feasibility study:	Group of reports that determine the economic viability of a given mineral occurrence.

Formation:	A distinct layer of sedimentary or volcanic rock of similar composition.

G/t or gpt:	Grams per metric tonne.

Geophysicist:	One who studies the earth; in particular the physics of the solid earth, the atmosphere and the earth’s magnetosphere.

Geotechnical work:	Tasks that provide representative data of the geological rock quality in a known volume.

Grade:	Quantity of metal per unit weight of host rock.

Host rock:	The rock containing a mineral or an ore body.

Mapping or geologic mapping:	The recording of geologic information such as the distribution and nature of rock units and the occurrence of structural features, mineral deposits, and fossil localities.

Mineral:	A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

Mineralization:	A natural occurrence in rocks or soil of one or more metal yielding minerals.

Mining:
The process of extraction and beneficiation of mineral mineralization to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral mineralization are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

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

In January 2010, we acquired the assets of Aultra Gold, Inc., (AGDI) , now known as Shamika 2 Gold, Inc., significantly increasing our land position.  The assets of Aultra Gold, Inc. included a portfolio of properties in Nevada and Montana. Subsequently, Aultra Gold, Inc., completed a reverse merger with Shamika 2 Gold, Inc., whereby Shamika Resources, Inc. became the controlling shareholder and Dutch Gold ceased to be an affiliate of Shamika 2 Gold, Inc.

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

We own a leasehold interest in a property near Philipsburg, Montana  which is of 217 acres of patented land and approximately 900 acres of Bureau of Land Management  (BLM) land, referred to as Basin Gulch. All of the claims are lode claims. We acquired the property in 2010 and commenced a regional exploration program in 2010. Over the next two years, we estimate we will spend approximately $4 million on exploration and development at the Basin Gulch Project, which will mainly consist of drilling and test mining.

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

The Company owns the Gold Bug Mine.  The Gold Bug mine is located in Josephine County, Oregon.  The Gold Bug mine is on Whiskey Creek near Mount Reuben. The Gold Bug Mine produced 37,500 ounces. The production occurred primarily in the period between 1913 and 1942. Dutch Mining, LLC owns the property in fee simple title.  The project is accessible by county roads and BLM roads crisscross Mt. Rueben.  There is little additional infrastructure.  The Company has no plans to develop this property in the near future. This property is without known reserves; therefore any future programs would be exploratory in nature.

The Company maintains a milling facility in Grants Pass, Oregon.  The facility house at 330 ton per day mill, and serves as storage for various equipment owned by Dutch Mining, LLC.

There has been no production from any company projects since 2008.  If and when there is production, the Company will report tons of ore mined, ore concentrate tonnage, concentrate grade, metallurgical recovery, terms and conditions of our refinery contracts and the quantities and prices payable for metal for which the Company receives revenue.

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

Employees

As of December 31, 2009, we had 3 employees. Our employees in the U.S. include geologists, environmentalists, information technologists and office administrators. The Company believes we have good relations with our employees. We also engage independent contractors in connection with the exploration of our p properties, such as drillers, geophysicists, geologists and other technical disciplines.

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

We currently have total debt of approximately $2,514,926 pursuant to notes issued by us. The Company is presently unable to meet related interest obligations in the amount of $420,415.  Our ability to satisfy our current debt service obligations and any additional obligations we might incur will depend upon our future financial and operating performance which, in turn, is  subject to prevailing economic conditions and financial, business, competitive, legislative and regulatory factors, many of which are beyond our control. If our cash flow and capital resources continue to be insufficient to fund debt service and general obligations, we may be forced to reduce or delay planned acquisitions, expansion and capital expenditures, sell assets, obtain additional equity capital or restructure debt. We cannot provide assurance that our operating results, cash flow and capital resources will be sufficient for payment of debt service and other future obligations.

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

Risks Relating to Our Company

We have incurred substantial losses since our inception and may never be profitable. Since our inception, we have never been profitable and we have not generated revenue from operations since 2008. As of December 31, 2009, our accumulated deficit was $17,547,867. To become profitable, we must identify additional mineralization and establish economic mineralization on our properties and then develop our properties or locate and enter into agreements with third party operators. It could be years before we receive any revenues from production, if ever. We may suffer significant additional losses in the future and may never be profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect to incur losses unless and until such time as one or more of our properties enters into commercial production and generates sufficient revenue to fund our continuing operations.

The feasibility of mining any of our properties has not been established, meaning that we have not completed sufficient exploration or other work necessary to determine if it is commercially feasible to develop any of our properties. We are currently an exploration stage company.

The mineralized material identified on our properties, except for the aforementioned mineral properties acquired and fair valued related to the Aultra Gold asset acquisition, do not and may never demonstrate economic viability. Substantial expenditures are required to establish mineralization through drilling and additional study and there is no assurance that economically profitablemineralization will be established.  Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit including size, grade and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material in sufficient quantities to justify commercial operations, we may not be able to raise sufficient capital to develop a mine, even if one is warranted. If we are unable to establish such mineralization, the market value of our securities may suffer and you may lose some or all of your investment.

The figures for our estimated mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated. Unless otherwise indicated, mineralization figures presented in our filings with securities regulatory authorities including the SEC, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and our internal geologists. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material and grades of mineralization on our properties. Until ore is actually mined and processed, mineralized material and grades of mineralization must be considered as estimates only.

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

We will require significant additional capital to continue our exploration activities and, if warranted, to develop mining operations. Substantial expenditures will be required to determine if proven and probable mineral mineralization exist at any of our properties, to develop metallurgical processes to extract metal, to develop the mining and processing facilities and infrastructure at any of our properties or mine sites and, in certain circumstances, to acquire additional property rights. We have spent and will be required to continue to expend significant amounts of capital for drilling, geological and geochemical analysis, assaying and, when warranted, feasibility studies with regard to the results of our exploration. We may not benefit from these investments if we are unable to identify commercially exploitable mineralized material. If we decide to put one or more of our properties into production, we will require significant amounts of capital to develop and construct the mining and processing facilities and infrastructure required for mining operations. Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors including the status of the national and worldwide economy and the price of gold, silver and other precious metals. We may not be successful in obtaining the required financing or, if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or development and the possible, partial or total loss of our potential interest in certain properties. Any such delay could have a material adverse effect on our results of operations or financial condition.

We may acquire additional exploration stage properties and we may face negative reactions if mineralization are not located on acquired properties. There can be no assurance that we will be able to identify and complete the acquisition of such properties at reasonable prices or on favorable terms and that mineralization will be identified on any properties that we acquire. We may also experience negative reactions from the financial markets if we are unable to successfully complete acquisitions of additional properties or if mineralization are not located on acquired properties. These factors may adversely affect the trading price of our common stock or our financial condition or results of operations.

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

Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to production. Our current exploration efforts are, and any future development or mining operations we may elect to conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to: economically insufficient mineralized material; fluctuations in production costs that may make mining uneconomical; availability of labor, power, transportation and infrastructure; labor disputes; potential delays related to social and community issues; unanticipated variations in grade and other geologic problems; environmental hazards; water conditions; difficult surface or underground conditions; industrial accidents; metallurgical and other processing problems; mechanical and equipment performance problems; failure of pit walls or dams; unusual or unexpected rock formations; personal injury, fire, flooding, cave-ins and landslides; decrease in mineralization due to a lower silver price; and decrease in mineralization due to a lower gold price.

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

Risks Relating to Management and Dependence on key personnel

Some of our management team lacks technical training and experience with exploring for starting, and/or operating a mine: and that with no direct training or experience in these areas, your management may not be fully aware of many of the specific requirements related to working within this industry.  Their decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use: and that your operations, earnings, and ultimate financial success could suffer due to management’s lack of experience in this industry.  Over the last two years, the Company has begin to build industry specific depth in the management team, recruiting Rauno Perttu, a veteran geologist with 40 plus years of experience.  Mr. Perttu brings with him, an extensive network of seasoned mining talent, which can be recruited to the management team, or added on a consulting basis as needed.  Management is aware of Mr. Perttu’s unique skill set, and will add to its technical staff as needed.  Mr. Perttu’s CV is available on the Company website, and described briefly in this filing.

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

The following map illustrates the general location of the Jungo gold exploration project in Nevada:

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

The property was acquired by DGRI by the transaction with Aultra Gold in January 2010.  Mr. Hansen originally showed the property to Aultra Gold (“AGI”), which acquired it and staked additional claims.  The project is without known reserves, and all activities undertaken by the Company are exploratory in nature.

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

The following maps illustrates the general location of the Basin Gulch Project in Montana:

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

In 2009, DBA was again commissioned to prepare a third party report.  The updating was required due to the new involvement of DGRI and the discovery of the results from a 1996 GEMCOM ore volume and grade study during a search of project records.  The results of this work yield a combined volume of 107,845,000 tons of mineralized material with gold and gold-equivalent silver an average grade of 0.026 opt, or 633,333,330 tons with an average grade of 0.012 opt.  Cutoff grade was 0.005 opt Au.  As with the 2005 document, the ore body is open in all five directions, including downward.  The project is without known reserves, and all activities undertaken by the Company are exploratory in nature, in accordance with Industry Guide 7, set forth by the Securities and Exchange Commission.

Planned 2011 Evaluations

The Basin Gulch property was locally extensively drilled as a potential  large, low-grade open-pit mine, but is being revaluated for its localized high-grade deposits.  During the first half of 2011 DGRI plans to focus on selected areas where earlier drilling intersected high-grade mineralization at shallow levels.  DGRI has selected the first three of these areas for new drilling.  Much of this new drilling will be in the form of “in-fill” drilling to better understand the geometry and continuity of already identified high-grade zones.  The goal of this planned new drilling will be to reach a confidence level that will allow the development of an early small shallow test mine.

At Basin Gulch, the company is planning a staged series of activities prior to any proposed development decision.

The following steps are planned for the first Basin Gulch target area segment of the Basin Gulch fault adjacent to and north of the diatreme complex.

The company is commencing a series of angled in-fill holes across that segment of the Basin Gulch fault to determine continuity, grade, and geometry of the mineralization that was encountered by the three holes previously drilled into the structure.  The ultimate number and location of holes will be determined by the progressive results of the drilling. The company is commencing a series of relatively short angled in-fill holes across that segment of the Basin Gulch fault to determine continuity, grade, and geometry of the mineralization that was encountered by the three holes previously drilled into the structure.  The ultimate number and location of holes will be determined by the progressive results of the drilling. The projected cost of the program is $50 per foot(total)for the drilling, plus$10 per foot for assays, etc. These numbers can be considered firm because of all the drilling on site completed by both Mr. Perttu and Mr. Hansen in the past.  Drilling conditions at Basin Gulch are excellent. The projected cost of this first phase program is $150,000.  Depending on results, an additional $100,000 in drilling can be expected as a follow-up. If the results are encouraging, the following steps will be taken.  If not, step A will be repeated at the next site at Basin Gulch where multiple holes within a localized area intersected potentially economic underground grade mineralization, also followed by the steps below.

When enough drill hole information has been completed, samples of the material to be mined will be sent to a laboratory such as Kappes, Cassiday and Associates or Dawson Metallurgical Laboratories for recovery testing.  Both of these laboratories, among others, have already tested significant volumes of material from the property for recovery characteristics, with excellent results.

An engineering evaluation will be completed.  Depending on favorable results in the steps above, appropriate studies will be completed to obtain the required permits from the State of Montana.  Should a Small Miners Exclusion be determined as the best method of moving into test mining and/or development, these studies may be minimal, as long as the terms of a Small Miners Exclusion are followed.  If this is the preferred option, the Company may initiate the studies to expand to a fully permitted underground operation.  These steps have been discussed with State officials.  A large number of studies were historically completed on the property under the supervision of Rauno Perttu.  These included archaeological studies, threatened and endangered plants and animals reviews, water testing, an on-site weather station that operated for a year, soils studies, wetlands studies.  No impediments to production were historically found, however, the studies that would apply to a new underground mine would have to be updated.  .  Much of the economic evaluation for this postulated initial small underground mine can be completed in-house under the supervision of Mr. Perttu and Mr. Hansen. The costs for updated permitting studies will range from modest for a Small Miners Exclusion development to as much as $300,000 for updating studies for a larger operation.

The Company intends to use a combination of debt, equity and project financings to facilitate this exploration plan.

Untested diatreme target

This property is also believed to have strong potential for deeper high-grade mineralization within the “boiling zone” of the diatreme complex.  As discussed above, the gold and silver mineralization at Basin Gulch is associated with a large volcanic nested diatreme complex, which is an oval-shaped area 2,700 feet wide and 3,300 long.  The gold and silver mineralization extends outward from the diatreme complex for more than a mile. This complex was formed by an overlapping series of violent volcanic degassing eruptions.  Each individual eruption was generally pipe-shaped, and 600 to 800 feet across.  Such diatremes host some of the world’s large ore bodies.

Some major Montana gold and silver systems are likewise associated with diatremes.  The diatreme complex at Basin Gulch is much larger than mosone diatreme material that may have been carried upward along the fault was drilled by MGI along a fault zone that ct of these recognized ore-bearing diatremes, and has not been drilled at depth.

DGRI plans to permit and begin to test the diatreme complex for a postulated “boiling zone” ore body during the second half of 2011.  While there is no certainty of successfully finding such an ore body, DGRI is encouraged by the size and pervasiveness of the mineralization associated with the Basin Gulch diatreme complex.  The Company is further encouraged by the fact that a slice of apparent boiling zuts through the complex contained strong drill hole assays.

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

At Basin Gulch, the company is planning a staged series of activities prior to any proposed development decision.

The following steps are planned for the first Basin Gulch target area, a segment of the Basin Gulch fault adjacent to and north of the diatreme complex.

A.
The company is commencing a series of angled in-fill holes across that segment of the Basin Gulch fault to determine continuity, grade, and geometry of the mineralization that was encountered by the three holes previously drilled into the structure.  The ultimate number and location of holes will be determined by the progressive results of the drilling.

B.
If the results are encouraging, the following steps will be taken.  If not, step A will be repeated at the next site at Basin Gulch where multiple holes within a localized area intersected potentially economic underground grade mineralization, also followed by the steps below.

C.
When enough drill hole information has been completed, samples of the material to be mined will be sent to a laboratory such as Kappes, Cassiday and Associates or Dawson Metallurgical Laboratories for recovery testing.  Both of these laboratories, among others, have already tested significant volumes of material from the property for recovery characteristics, with excellent results.

D.
An engineering evaluation will be completed.  Depending on favorable results in the steps above, appropriate studies will be completed to obtain the required permits from the State of Montana.  Should a Small Miners Exclusion be determined as the best method of moving into test mining and/or development, these studies may be minimal, as long as the terms of a Small Miners Exclusion are followed.  If this is the preferred option, the Company may initiate the studies to expand to a fully permitted underground operation.  These steps have been discussed with State officials.  A large number of studies were historically completed on the property under the supervision of Rauno Perttu.  These included archaeological studies, threatened and endangered plants and animals reviews, water testing, an on-site weather station that operated for a year, soils studies, wetlands studies.  No impediments to production were historically found, however, the studies that would apply to a new underground mine would have to be updated.

The Company intends to finance the exploration and development projects by raising capital in both the debt and equity markets, and there is no assurance that such funding initiatives will be successful.

Most of the historic assaying at Basin Gulch was completed by Mount Powell Laboratories out of nearby Deer Lodge Montana.  Wayne Olmstead, who taught assaying procedures at nearby Montana Tech in Butte, MT, ran the lab.  While he ran frequent check assays, we also crosschecked numerous pulps with several other bigger labs.  Companies such as Echo Bay and Kinross also re-assayed our pulps, and took their own samples. All the checks were within margins of normal variability.  The reverse circulation samples were split using a splitter and bagged on site. They were loaded and trucked daily to a pickup point for Mount Powell, who then hauled them daily to the laboratory.

The entire footage of all the Basin Gulch drill holes was divided into five-foot sample intervals and the entire drill footage was assayed.

The planned core drilling will be completed by an experienced licensed mining engineer, Bill Hansen, who will supervise sawing of the core into two halves using his employee and a Company-owned saw. The core will be divided into five-foot samples where there is no obvious formation/mineralization boundary. Samples will be stopped at obvious geological breaks.  Each five-foot or less interval will be prepared and assayed by ALS Chemex.  Because of coarse gold at Basin Gulch, select intervals of the pulp will be additionally bulk-tested for coarse gold.

All normal procedures to protect and preserve the samples will be taken.  Mr. Perttu and Mr. Hansen have a combined 70 years, plus experience in these procedures.  The Company uses industry established “Best Practices” in its Quality Assurance/Quality Control (QA/QC) protocol.  These procedures govern our sample collection and preparation, assay controls, sample custody, assay precision and accuracy procedures and protocols.

Montana DEQ has primacy at the Baisin Gulch project.  In addition, the drilling at Basin Gulch is on private land. Because a segment of the access road crossed Forest Service land, we needed a snow removal permit from the Forest Service, which has been obtained. A bond was placed and a permit was granted by the Montana DEQ before work started.  Rauno Perttu, whose career as an economic geologist has spanned some forty years, supervises all of the work on this project.  A copy of Mr. Perttu’s CV is available at www.DutchGold.com.  Mr. Bill Hansen, a mining engineer with some thirty years of experience.  Mr. Hansen has extensive experience on the property being drilled by his firm at Basin Gulch.

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

Gold Bug Project

The following maps illustrates the general location of the Gold Bug Project in Oregon:

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
 The geology of Oregon gold locations in the southwestern part of the state is complex and not fully understood, being closely associated with plate tectonics and crustal subduction. Numerous gold-quartz veins can be found in greenstone of the Triassic age (248 – 208 million years ago), which trends in belts from the southwest to the northwest parts of Josephine County. Black slate, peridotite, and serpentine of Jurassic age sometimes contain gold-quartz veins and tend to parallel the greenstone belts. Granite, diorite, and gabbro intrusive bodies can be found in many parts of the county, but are generally devoid of mineralization except where they are in contact with older rocks.

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

The Gold Bug Mine produced 37,500 ounces. The production occurred primarily in the period between 1913 and 1942. The project is without known reserves, and all activities undertaken by the Company are exploratory in nature, in accordance with Industry Guide 7, set forth by the Securities and Exchange Commission.

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

The Company maintains a milling and storage operation at the Rendata Industrial Park in Grants Pass, OR, under a rental arrangement, which is the process of being renegotiated as of the time of this filing. The project is without known reserves, and all activities undertaken by the Company are exploratory in nature, in accordance with Industry Guide 7, set forth by the Securities and Exchange Commission.

There is a dispute between Dutch Mining, LLC and the lessor of the Benton Mine over unpaid royalties, amounting to $103,821.  Settlement discussions between the parties continue.

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

Unregistered Sales of Equity Securities and Use of Proceeds

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

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009 AND THE YEAR ENDED DECEMBER 31, 2009

The operating loss for the twelve months ended December 31, 2009 was $11,330,107, an increase of $5,071,425 over the year ended December 31, 2008.  A substantial portion ($7.8 million) of the operating expenses incurred during the twelve months ending 31 December 2009 represent non-cash charges relating to the issuance of shares for professional services.  Revenue for the twelve months ended December 31, 2009 was $0 as compared to $628,669 for the year ended December 31, 2008 as result of the temporary shutdown of the mining operations.  Interest expense and financing costs for the twelve months ended December 31, 2009 were $1,239,836 as compared to $616,740 for the twelve months ended December 31, 2008 due to increased financing from Convertible Notes.  The total loss for the twelve months ended December 31, 2009 was $11,330,107 as compared to $4,602,863 for the twelve months ended December 31, 2008.

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

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

	Common Stock
		Dollars at Par	Paid in Cap.	Stock	Accumulated	Stockholders'
	Shares	($.001)	Dollars $	Subscriptions	Deficit	Deficit

Balances 12/31/07	42,373,732	$42,374	$428,709	$-	$(1,614,897)	$(1,143,814)

Common shares issued for cash	4,413,859	4,414	1,012,000			1,016,414

Common shares issued for services	3,468,334	3,468	457,120			460,588

Common shares issued to settle debt	1,287,333	1,287	148,903			150,190

Common shares issued for payment of interest	1,442,151	1,442	289,202			290,644

Fair value of Warrants from issuances			(752,866)			(752,866)

Gain (loss) for year					(4,602,863)	(4,602,863)

Balances 12/31/08 (Restated) (Note 16)	52,985,409	$52,985	$1,583,068	$-	$(6,217,760)	$(4,581,707)

Common shares issued for cash	5,030,000	5,030	578,603			583,633

Stock subscriptions				69,600		69,600

Common shares issued for services	45,048,333	45,048	7,671,235			7,716,283

Common shares issued to settle debt	8,053,633	8,054	591,946			600,000

Common shares issued for payment of interest	4,600,000	4,600	976,056			980,656

Fair value of Warrants from issuances			(851,327)			(851,327)

Gain (loss) for year				-	(11,330,107)	(11,330,107)

Balances 12/31/09 (Restated) (Note 16)	115,717,375	$115,717	$10,549,581	$69,600	$(17,547,867)	$(6,812,969)

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

MINERAL PROPERTIES, MINERAL CLAIM PAYMENTS AND EXPLORATION EXPENSES

The Company expenses all costs related to the acquisition, maintenance and exploration of the unproven mineral properties to which it has secured exploration rights. If and when The Company has demonstrated that the mineralization can be profitability mined , then subsequent development costs of the property will be capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable mineralization. To date, excluding the mineral properties acquired in the Aultra Gold, Inc. asset acquisition, the Company has not established the commercial feasibility of its exploration prospects, therefore all costs have been expensed The costs related to acquisition, maintenance and exploration were not material for the years presented.

Mineralized material is found in a body that has been delineated by appropriately spaced drilling and/or underground sampling to support reported tonnage and average grade of minerals. Such a deposit does not qualify as economic mineralization until legal and economic feasibility are confirmed based upon a comprehensive evaluation of development costs, unit costs, grades, recoveries and other material factors.  Exploration potential is the estimated value of potential mineral deposits that the Company has the legal right to access. The value assigned to exploration potential was determined by interpreting the known exploration information and exploration results, including geological data and/or geological information, that were available as of the acquisition date. Carrying amounts assigned to VBME are not charged to expense until the VBME becomes associated with additional mineralization and the mineralization are produced or the VBME is determined to be impaired. Additions to mineralization for properties with VBME will carry with them the value assigned to VBME at the date acquired, less any impairment amounts.

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

Although management has made a reasonable estimate of factors based on current conditions and information, assumptions underlying future cash flows are subject to significant risks and uncertainties. Estimates of undiscounted future cash flows are dependent upon estimates of metals to be recovered from ore mineralization, and to some extent, identified resources beyond initial mineralization, future production and capital costs and estimated metals prices (considering current and historical prices, forward pricing curves and related factors) over the estimated remaining mine life. It is reasonably possible that changes could occur in the near term that could adversely affect our estimate of future cash flows to be generated from our operating properties. If undiscounted cash flows including an asset’s fair value are less than the carrying value of a property, an impairment loss is recognized. The Company has determined that no impairment exists pertaining to its long-lived assets.

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

Accounts Payable-related parties

Daniel W. Hollis, CEO of Dutch Gold Resources, Inc. has advanced a total of $141,391 for the period ended December 31, 2009 which compares to $74,609 for the period ended December 31, 2008.   The cash was used for general corporate purposes by the Company.

NOTE 12—FINANCIAL CONDITION AND GOING CONCERN

The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies. However, as of the date of these consolidated financial statements, no formal agreement exists.

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

B) Consolidated Statement of Operations

i) Selling, general and administrative expenses were amended to reflect the correct classifications.

ii)  Rent and repairs and maintenance was amended to reflect the correct classifications and to correct processing error.

iii) Interest expense was amended to reflect a correction in the calculation on interest bearing accounts.

iv) Changes in fair value of warrants were amended to reflect the calculated liability for the period not previously recorded.

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

v) Changes in fair value of warrants were amended to reflect the calculated liability for the period not previously recorded.

vi) Accounts payable was amended to correct processing error in booking billings.

vii) Proceeds from issuance of common stock were amended to correct processing error in the allocation of the common stock issuance.

viii) Proceeds from stock subscriptions were amended to reflect the reclassification of shares subscribed but not issued from additional paid-in-capital.

ix) Payments on shareholder loans were amended to correct the amount following review of cash disbursement postings.

x) Proceeds from notes payable - related parties was amended following review of cash receipt postings.

xi) Net increase/ (decrease) in cash was amended to reflect the impact of the aforementioned changes.

xii) Final cash balance was amended based on the cumulative effect of the aforementioned factors.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Previous Independent Registered Public Accounting Firm.

A.  On February 1, 2010, the Company dismissed its independent registered public accounting firm, DeJoya Griffith & Company, LLC. (“DGC”).

B.  DGC did not complete an audit of the Company’s financial statements or file a report that contained an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles other than going concern.

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

The company owed $69,683 to C D TBE Family, LLC. for short term advances at December 31, 2009.

Accounts Payable-related parties

Daniel W. Hollis, CEO of Dutch Gold Resources, Inc. has advanced a total of $141,391 for the period ended December 31, 2009 which compares to $74,609 for the period ended December 31, 2008.   The cash was used for general corporate purposes by the Company.

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

Date: August 25, 2011

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