Form 10-K/A
period 2010-12-31
Dutch Gold Resources Inc
filed 2011-08-31
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

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

Explanatory Note: This 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was originally filed with the SEC on April 1, 2011.

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

These statements include, but are not limited to, comments regarding:

The establishment and estimates of mineralization;
●	Grade;
●	Expenditures;
●	Exploration;
●	Permits;
●	Closure costs;
●	Future financing;
●	Liquidity;
●	Estimates of environmental liabilities;
●	Our ability to obtain financing to fund our estimated expenditure and capital requirements;
●	Factors impacting our results of operations;

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	Unexpected changes in business and economic conditions;
●	Significant increases or decreases in gold prices;
●	Unanticipated grade changes;
●	Metallurgy, processing, access, availability of materials, equipment, supplies and water;
●	Determination of mineralization;
●	Results of current and future exploration activities;
●	Results of pending and future feasibility studies;
●	Joint venture relationships;
●	Local and community impacts and issues;
●	Timing of receipt of government approvals;
●	Accidents and labor disputes;
●	Environmental costs and risks;
●	Competitive factors, including competition for property acquisitions;
●	Availability of external financing at reasonable rates or at all; and
●	The factors discussed in this Annual Report on Form 10-K under the heading “Risk Factors.”

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

Additional definitions for terms used in this Annual Report filed on Form 10-K.

Argillite:	Low grade metamorphic clay rich sedimentary rock (shale, mudstone, siltstone).

Block model:	The representation of geologic units using three-dimensional blocks of predetermined sizes.

Breccia:	A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

CIM:	Canadian Institute of Mining and Metallurgy.

Cut off or cut-off grade:	When determining economically viable mineral mineralization, the lowest grade of mineralized material that qualifies as ore i.e. that can be mined at a profit.

Diatreme:	Brecciated rock formed by volcanic or hydrothermal eruptive activity, generally in a pipe or funnel like orientation.

EM:	An instrument that measures the change in electro-magnetic conductivity of different geological units below the surface of the earth.

Fault:	A rock fracture along which there has been displacement

Feasibility study:	Group of reports that determine the economic viability of a given mineral occurrence.

Formation:	A distinct layer of sedimentary or volcanic rock of similar composition.

G/t or gpt:	Grams per metric tonne.

Geophysicist:	One who studies the earth; in particular the physics of the solid earth, the atmosphere and the earth’s magnetosphere.

Geotechnical work:	Tasks that provide representative data of the geological rock quality in a known volume.

Grade:	Quantity of metal per unit weight of host rock.

Host rock:	The rock containing a mineral or an ore body.

Mapping or geologic mapping:	The recording of geologic information such as the distribution and nature of rock units and the occurrence of structural features, mineral deposits, and fossil localities.

Mineral:	A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

Mineralization:	A natural occurrence in rocks or soil of one or more metal yielding minerals.

Mining:
The process of extraction and beneficiation of mineral mineralization to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral mineralization are expanded during the life of the mine operations as the exploration potential of the deposit is realized

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

Gold Supply

A combination of current mine production and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual gold supply. Based on public information available for the years 2008 through 2011, on average, current mine production has accounted for approximately 61% of the annual gold supply.

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

The mineralized material identified on our properties, except for the aforementioned mineral properties acquired and fair valued related to the Aultra Gold asset acquisition, do not and may never demonstrate economic viability. Substantial expenditures are required to establish mineralization through drilling and additional study and there is no assurance that economically profitable mineralization will be established.  Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit including size, grade and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material in sufficient quantities to justify commercial operations, we may not be able to raise sufficient capital to develop a mine, even if one is warranted. If we are unable to establish such mineralization, the market value of our securities may suffer and you may lose some or all of your investment.

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

On December 16, 2010, the Company issued a convertible promissory note in the original principal amount of $14,210 with interest at the rate of twenty one percent (21%) per annum.  Principal and interest on the note are due on June 16, 2011 and is convertible into shares of the Company’s Common Stock at the rate equal to fifty percent (50%) of the of the fair market value, but not to exceed five cents ($0.05) per share. In no case will be conversion price be less than one hundredth of one cent ($0.0001).

On December 16, 2010, the Company issued a convertible promissory note in the original principal amount of $14,210 with interest at the rate of twenty one percent (21%) per annum.  Principal and interest on the note are due on June 16, 2011 and is convertible into shares of the Company’s Common Stock at the rate equal to fifty percent (50%) of the of the fair market value, but not to exceed five cents ($0.05) per share. In no case will be conversion price be less than one hundredth of one cent ($0.0001).

On December 7, 2010, the Company issued a convertible promissory note in the original principal amount of $61,250 with interest at the rate of eight percent (8%) per annum.  Principal and interest on the note are due on December 12, 2012 and is convertible into shares of the Company’s Common Stock at the rate equal to sixty-five percent (65%) of the of the average of the lowest three trading prices for the seven trading days preceding a conversion notice by the lender.

On December 1, 2010, the Company issued a convertible promissory note in the original principal amount of $27,500 with interest at the rate of twenty one percent (21%) per annum.  Principal and interest on the note are due on June 1, 2011 and is convertible into shares of the Company’s Common Stock at the rate equal to fifty percent (50%) of the of the fair market value, but not to exceed five cents ($0.05) per share. In no case will be conversion price be less than one hundredth of one cent ($0.0001).

On December 1, 2010, the Company issued a convertible promissory note in the original principal amount of $27,500 with interest at the rate of twenty one percent (21%) per annum.  Principal and interest on the note are due on June 1, 2011 and is convertible into shares of the Company’s Common Stock at the rate equal to fifty percent (50%) of the of the fair market value, but not to exceed five cents ($0.05) per share. In no case will be conversion price be less than one hundredth of one cent ($0.0001).

On November 17, 2010, the Company issued a convertible promissory note in the original principal amount of $20,000 with interest at the rate of twenty one percent (21%) per annum.  Principal and interest on the note are due on May 17, 2011 and is convertible into shares of the Company’s Common Stock at the rate equal to fifty percent (50%) of the of the fair market value, but not to exceed two cents ($0.02) per share. In no case will be conversion price be less than one hundredth of one cent ($0.0001).

On November 17, 2010, the Company issued a convertible promissory note in the original principal amount of $20,000 with interest at the rate of twenty one percent (21%) per annum.  Principal and interest on the note are due on May 17, 2011 and is convertible into shares of the Company’s Common Stock at the rate equal to fifty percent (50%) of the of the fair market value, but not to exceed two cents ($0.02) per share. In no case will be conversion price be less than one hundredth of one cent ($0.0001).

On November 16, 2010, the Company issued a convertible promissory note in the original principal amount of $150,000 with interest at the rate of eight percent (8%) per annum.  Principal and interest on the note are due on August 18, 2011 and is convertible into shares of the Company’s Common Stock at the rate equal to fifty-eight (58%) of the of the average of the lowest three trading prices for the ten trading days preceding a conversion notice by the lender.

On November 9, 2010, the Company issued a convertible promissory note in the original principal amount of $75,000 with interest at the rate of eight percent (8%) per annum.  Principal and interest on the note are due on August 11, 2011 and is convertible into shares of the Company’s Common Stock at the rate equal to fifty-eight (58%) of the of the average of the lowest three trading prices for the ten trading days preceding a conversion notice by the lender.

On October 20, 2010, the Company issued a convertible promissory note in the original principal amount of $11,195 with interest at the rate of twenty one percent (21%) per annum.  Principal and interest on the note are due on April 20, 2011 and is convertible into shares of the Company’s Common Stock at the rate equal to fifty percent (50%) of the of the fair market value, but not to exceed two cents ($0.02) per share. In no case will be conversion price be less than one hundredth of one cent ($0.0001).

On October 20, 2010, the Company issued a convertible promissory note in the original principal amount of $11,195 with interest at the rate of twenty one percent (21%) per annum.  Principal and interest on the note are due on April 20, 2011 and is convertible into shares of the Company’s Common Stock at the rate equal to fifty percent (50%) of the of the fair market value, but not to exceed two cents ($0.02) per share. In no case will be conversion price be less than one hundredth of one cent ($0.0001).

On September 28, July 14, 2010, the Company issued a convertible promissory note in the original principal amount of $40,000 with interest at the rate of eight percent (8%) per annum.  Principal and interest on the note are due on June 30, 2011 and is convertible into shares of the Company’s Common Stock at the rate equal to fifty (50%) of the of the average of the lowest three trading prices for the ten trading days preceding a conversion notice by the lender.

On July 14, 2010, the Company issued a convertible promissory note in the original principal amount of $30,000 with interest at the rate of eight percent (8%) per annum.  Principal and interest on the note are due on April 19, 2011 and is convertible into shares of the Company’s Common Stock at the rate equal to forty-five (45%) of the of the average of the lowest three trading prices for the ten trading days preceding a conversion notice by the lender.

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
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
  Stockholders of Dutch Gold Resources, Inc.

We have audited the accompanying consolidated balance sheet of Dutch Gold Resources, Inc. as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. Dutch Gold Resources’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dutch Gold Resources, Inc.  as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 13 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.  Management’s plan in regard to these matters is also described in Note 13.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ASC 930-805, states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights. Acquired mineral rights are considered tangible assets under ASC 805. ASC 805 requires that mineral rights be recognized at fair value as of the acquisition date.  ASC 930-805-30-1 and 30-2 provides that in fair valuing mineral assets, an acquirer should take into account both:

•	The value beyond proven and probable reserves (VBME) to the extent that a market participant would include VBME in determining the fair value of the assets.
•	The effects of anticipated fluctuations in the future market price of minerals in a manner that is consistent with the expectations of market participants.

In order to fair value the mineral rights acquired, management utilized a compilation and review report prepared by a third-party which documented the estimated proven and probable reserves related to the Basin Gulch Mine property. Based on these findings, management estimated the VBME and the Company determined that the fair value of the total consideration paid of $2,581,155 resulting from the Asset Purchase Agreement should be allocated to the mineral rights acquired. The Company has recorded the acquired mineral rights fair value as Mineral properties on the consolidated balance sheet as a separate component of property, plant and equipment. As the mineral rights represent a tangible asset, the assigned fair value should be amortized over the useful life of the mineral right based on the units of production method. Management has preliminarily determined that the useful life for the acquired mineral right approximates twenty years but will reevaluate this estimate at the time production commences. Management will begin the amortization of the asset once development of the site commences in accordance with the units of production method.

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

Aultra Gold was engaged in the business of acquiring and exploring gold and mineral properties with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale.

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

At March 26, 2010, resulting from the Shamika transaction, the Aultra Board of Directors and Officers was reconstituted by the resignation of Rauno Perttu from his role as President, Secretary and Director, Daniel Hollis from his role as Chief Executive Officer and Director, Lance Rosmarin from his role as Director, and the appointment of Robert Vivian as President and Chief Executive Officer and Terence Orstlan as Secretary and Director. The Company owns less than 10% of the issued and outstanding shares of Shamika as of December 31, 2010. Subsequent to the transaction date, Dutch Gold no longer has a controlling interest in Aultra nor does management have the ability to exercise significant influence over Shamika’s operating and financial policies. The Company has classified the fair value of its investment in Shamika as an available-for-sale security. Refer to Note 3 for additional discussion on this investment.

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

Warrants

As of December 31, 2010, the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2009	7,777,500	$0.56	-
Granted	5,000,000	0.04	-
Forfeited/Expired	(1,141,667)	(0.89)	-
Exercised	-	-	-
Outstanding, December 31, 2010	11,635,833	$0.48	$0

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

Daniel W. Hollis, Director and CEO, Age 58

Mr. Hollis serves as Chief Executive Officer of Dutch Gold, Inc. and is responsible for the overall strategy and execution. Mr. Hollis has served The Company in this position since February, 2002. Between 1982and February of 2002, Mr. Hollis was a private investor and consultant, and he served as Registered Principal of Investacorp, Inc., a NASD broker-dealer, where he had supervisory responsibilities for the State of Georgia.

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

Directors are elected to serve one year terms or  until earlier resignation or removal.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Daniel W. Hollis,	2010	$120,000	$25,000-	-	-	-	145,000
Chief Executive Officer and	2009	$96,000	$25,000-	-	-	-	121,000
Director	2008	60,000	-	-	-	-	60,000

Rauno Perttu	2010	$120,000	$25,000	-	-	-	145,000
Chief Operating Officer and	2009	$120,000	-	-	-	-	120,000
Director	2008	-	-	-	-	-	-

Lance Rosmarin,	2010	$-	-	-	-	-	-
Secretary and	2009	$-	-	-	-	-	-
Director	2008	-	-	-	-	-	-

Steven Keaveney	2010	$47,000-	-	-	-	-	47,000
Chief Financial	2009	$-	-	-	-	-	-
Officer	2008	$-	-	-	-	-	-

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

21.1	List of Subsidiaries. *
31.1*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204)
31.2*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204)
32.1*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204)
32.2*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204)

*  Filed herewith.     †  Management contract or compensatory plan

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/ Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer, Director
(principal executive officer)

By:	/s/Tom Leahey
Tom Leahey, Chief Financial Officer, Director
(principal accounting officer)

By	/s/ Lance Rosmarin
Lance Rosmarin
Secretary, Director

Date: August 31, 2011

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

21.1	List of Subsidiaries. *
31.1*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204)
31.2*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204)
32.1*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204)
32.2*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204)

*  Filed herewith.     †  Management contract or compensatory plan