Form 10-K/A
period 2009-12-31
Dutch Gold Resources Inc
filed 2011-11-04
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 3)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

Commission file number: 333-72163

DUTCH GOLD RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	58-2550089
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

3500 Lenox Road Suite 1500, Atlanta, Georgia	30326
(Address of Principal Executive Offices)	(Zip Code)

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

Explanatory Note: This 10-K/A amends our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, which was originally filed with the SEC on May 24, 2011 and subsequently amended on May 24, 2011 and August 29, 2011.

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

PART I

I TEM 1.	BUSINESS HISTORY AND ORGANIZATION

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

The Company currently operates in one segment exploring mineral properties .

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

I TEM 1A.	RISK FACTORS

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

Our common stock is currently quoted on the OTC Pink Sheets . Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was quoted and traded on NASDAQ or a national securities exchange.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

IT EM 2.	PROPERTIES

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

Mineralization :

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

Montana DEQ has primacy at the Baisin Gulch project.  In addition, the drilling at Basin Gulch is on private land. Because a segment of the access road crossed Forest Service land, we needed a snow removal permit from the Forest Service, which has been obtained. A bond was placed and a permit was granted by the Montana DEQ before work started.  Rauno Perttu, whose career as an economic geologist has spanned some forty years, supervises all of the work on this project.  A copy of Mr. Perttu’s CV is available at www.DutchGold.com .  Mr. Bill Hansen, a mining engineer with some thirty years of experience.  Mr. Hansen has extensive experience on the property being drilled by his firm at Basin Gulch.

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

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

	Common Stock
		Dollars at Par	Paid in Cap.	Stock	Accumulated	Stockholders'
	Shares	$(.001)	Dollars $	Subscriptions	Deficit	Deficit

Balances 12/31/07	42,373,732	$42,374	$428,709	$-	$(1,614,897)	$(1,143,814)

Common shares issued for cash	4,413,859	4,414	1,012,000			1,016,414

Common shares issued for services	3,468,334	3,468	457,120			460,588

Common shares issued to settle debt	1,287,333	1,287	148,903			150,190

Common shares issued for payment of interest	1,442,151	1,442	289,202			290,644

Fair value of Warrants from issuances			(752,866)			(752,866)

Gain (loss) for year					(4,602,863)	(4,602,863)

Balances 12/31/08 (Restated) (Note 16)	52,985,409	$52,985	$1,583,068	$-	$(6,217,760)	$(4,581,707)

Common shares issued for cash	5,030,000	5,030	578,603			583,633

Stock subscriptions				69,600		69,600

Common shares issued for services	45,048,333	45,048	7,671,235			7,716,283

Common shares issued to settle debt	8,053,633	8,054	591,946			600,000

Common shares issued for payment of interest	4,600,000	4,600	976,056			980,656

Fair value of Warrants from issuances			(851,327)			(851,327)

Gain (loss) for year				-	(11,330,107)	(11,330,107)

Balances 12/31/09 (Restated) (Note 16)	115,717,375	$115,717	$10,549,581	$69,600	$(17,547,867)	$(6,812,969)

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

In June 2009, the FASB issued, "Accounting For Transfers of Financial Assets — An Amendment Of FASB Statement ASC860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. ASC 860 eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact ASC860 will have on its financial condition, results of operations or cash flows.

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

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) . The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated results of operations or financial position.

In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 . The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of ASU 2009-16 to have a material impact on its consolidated results of operations or financial position.

In August 2009, FASB issued ASU 2009-4 Accounting for Redeemable Equity Instruments—an Amendment to Section 480-10-S99 ("ASU 2009-4"). ASU 2009-4 represents a Securities and Exchange Commission ("SEC") update to Section 480-10-S99, Distinguishing Liabilities from Equity . The adoption of guidance within ASU 2009-4 did not have an impact on the Company's consolidated results of operations or financial position.

FASB ASC Topic 820, “Fair Value measurement and Disclosures ”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees.

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

The Company’s subsidiary, Dutch Mining LLC, holds a valuation allowance at December 31, 2009 of $11,330,107 and was increased by $6,727,244 during the year. The valuation allowance at December 31, 2008 was $4,602,063. During the current year, the increase in the valuation allowance was due to additional losses incurred by the Company. We consider the valuation allowance for the Company’s subsidiary necessary and appropriate in light of the Company's history of recurring losses .

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

2.
Audit Committee and Financial Expert . The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

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

Management’s Report on Internal Control Over Financial Reporting

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

The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. However, management believes that compensating controls are in place to mitigate the risks associated with the lack of segregation of duties. Compensating controls include outsourcing certain financial functions to an independent contractor.

The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.   The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions. We intend to initiate measures to remediate the identified material weaknesses including establishing a formal review process for significant accounting transactions that includes the participation of the Company’s management and corporate legal counsel, and establishing a formal audit committee.

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

 Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

The table below shows the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the twelve months ended December 31, 2009 to the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the twelve months ended December 31, 2009 (our " named executive officers "):

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Daniel W. Hollis, Chief	2009	$96,000	-	-	-	-	96,000
Executive Officer and	2008	$60,000	-	-	-	-	60,000
Director	2007

Ewald Dienhart,	2009	$-	-	-	-	-	—
Chairman	2008	$-	-	-	-	-	-
	2007	-	-	-	-	-	-

Wilhwelm Debor	2009	$-	-	-	-	-	-
Director	2008	$-	-	-	-	-	-
	2007	-	-	-	-	-	-

Lance Rosmarin,	2009	$-	-	-	-	-	-
Secretary and Director	2008	$-	-	-	-	-	-
	2007	-	-	-	-	-	-

Steven Keaveney	2009	$-	-	-	-	-	-
Chief Financial Officer	2008	$-	-	-	-	-	-
	2007	$-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2009.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Daniel W. Hollis, Chief Executive Officer and Director	—	—	$—	—	—	—	—	—

Ewald Dienhart, Chairman	—	—	$—	—	—	—	—	—

Lance Rosmarin, Secretary and Director	—	—	$—	—	—	—	—	—

Steven Keaveney	—	—	$—	—	—	—	—	—

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below shows the amount of common stock of the Company beneficially owned as of December 31, 2009 by each of the following:

Name and Address (1)	Beneficial Ownership (2)	Percentage of Class
Ewald J. Dienhart, Embassy Group, 1911 Embassy Drive, West Palm Beach, FL 33401	17,800,000	15.5%

C&H Capital, Inc. 2020 Stone Meadow Way, Cumming, GA, 30041	7,415,800	4.8%

Thor Enterprises International Inc., 551 Fifth Ave., New York NY 10017	6,082,975	5.3%

Daniel W. Hollis, 3500 Lenox Rd, Suite 1500, Atlanta, GA 30326	9,000,000	7.8%

Brenda Cooke, 6430 Cobble Lane, Harrison, TN, 37341	6,630,000	5.8%

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

3.1	Articles of Amendment to the Articles of Incorporation of Ogden, McDonald & Company, incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed on November 13, 1996.

3.2	Articles of Incorporation of Ogden, McDonald & Company, incorporated herein by reference to Exhibit 3.1 to the Form SB-2 filed on September 26, 2001.

3.3	Bylaws of Ogden, McDonald & Company, incorporated herein by reference to Exhibit 3.2 to the Form SB-2 filed on September 26, 2001.

3.4	Articles of Incorporation of Small Town Radio, Inc. , incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K filed on October 15, 2002.

3.5	Bylaws of Small Town Radio, Inc. incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K filed on October 15, 2002

4.1	Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock *

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

21.1	List of Subsidiaries. *

31.1*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated April 15, 2010.

31.2*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated April 15, 2010.

32.1*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated April 15, 2010.

32.2*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated April 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 25, 2011

DUTCH GOLD RESOURCES, INC.

/s/ Daniel W. Hollis
Daniel Hollis,
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicate

November 2, 2011
/s/ Daniel W. Hollis
Daniel Hollis,
Chief Executive Officer and Director
(Principal Executive Officer)

November 2, 2011	/s/ Tom Leahey
Tom Leahey,
Chief Financial Officer, Director (Principal Accounting Officer)

November 2, 2011	/s/ Lance Rosmarin
Lance Rosmarin

EXHIBIT INDEX

Exhibit No.	Description

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

3.1	Articles of Amendment to the Articles of Incorporation of Ogden, McDonald & Company, incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed on November 13, 1996.

3.2	Articles of Incorporation of Ogden, McDonald & Company, incorporated herein by reference to Exhibit 3.1 to the Form SB-2 filed on September 26, 2001.

3.3	Bylaws of Ogden, McDonald & Company, incorporated herein by reference to Exhibit 3.2 to the Form SB-2 filed on September 26, 2001.

3.4	Articles of Incorporation of Small Town Radio, Inc. , incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K filed on October 15, 2002.

3.5	Bylaws of Small Town Radio, Inc. incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K filed on October 15, 2002

4.1	Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock *

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

21.1	List of Subsidiaries. *

31.1*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated April 15, 2010.

31.2*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated April 15, 2010.

32.1*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated April 15, 2010.

32.2*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated April 15, 2010.

*   Filed herewith.      †   Management contract or compensatory plan