Form 10-K/A
period 2010-12-31
Dutch Gold Resources Inc
filed 2011-11-04
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 2)

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

Explanatory Note: This 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was originally filed with the SEC on April 1, 2011 and subsequently amended on August 13, 2011.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	Unexpected changes in business and economic conditions;
•	Significant increases or decreases in gold prices;
•	Unanticipated grade changes;
•	Metallurgy, processing, access, availability of materials, equipment, supplies and water;
•	Determination of mineralization;
•	Results of current and future exploration activities;
•	Results of pending and future feasibility studies;
•	Joint venture relationships;
•	Local and community impacts and issues;
•	Timing of receipt of government approvals;
•	Accidents and labor disputes;
•	Environmental costs and risks;
•	Competitive factors, including competition for property acquisitions;
•	Availability of external financing at reasonable rates or at all; and
•	The factors discussed in this Annual Report on Form 10-K under the heading “Risk Factors.”

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

It  em 3. Legal Proceedings.

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

Shamika Transaction

On March 26, 2010, Aultra Gold, Inc., which had been a 67% owned subsidiary of Dutch Gold since the January 6 th transactions discussed previously, entered into an Agreement and Plan of Share Exchange with Shamika2Gold Inc., a Canadian Corporation (“Shamika”).   In general terms, Aultra was a public shell with limited assets and Shamika was a private company that acquired the Aultra public shell in a reverse acquisition allowing Shamika, after the transaction, to be a registrant.

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

The table below shows the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the twelve months ended December 31, 2010 to the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the twelve months ended December 31, 2010 (our " named executive officers "):

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2010.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Unitsor Other Rights that Have Not Vested

Daniel W. Hollis, Chief Executive Officer and Director	—	—	$—	—	—	—	—	—

Ewald Dienhart, Chairman	—	—	$—	—	—	—	—	—

Lance Rosmarin, Secretary and Director	—	—	$—	—	—	—	—	—

Steven Keaveney	—	—	$—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below shows the amount of common stock of the Company beneficially owned as of December 31, 2010 by each of the following:

Name and Address (1)	Beneficial Ownership (2)	Percentage of Class (3)

Daniel W. Hollis	20,000,000	5.78%
Rauno Perttu	20,000,000	5.78%
Lance Rosmarin	—	—
Steven Keaveney	—	—
All Directors and Executive Officers as a Group (2 persons)	40,000,000	11.56%

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

Dated: November 2, 2011

DUTCH GOLD RESOURCES, INC.

/s/ Daniel W. Hollis
Daniel Hollis,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer, Director
Secretary, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicate

November 2, 2011
/s/ Daniel W. Hollis
Daniel Hollis,
Chief Executive Officer and Director
(Principal Executive Officer)

November 2, 2011	/s/ Steven Keaveney
Steven Keaveney,
Chief Financial Officer, Director
(Principal Accounting Officer)

November 2, 2011	/s/ Lance Rosmarin
Lance Rosmarin
Secretary, Director

EXHIBIT INDEX

Exhibit No.	Description
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