Form 10-Q/A
period 2011-06-30
Dutch Gold Resources Inc
filed 2011-11-04
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

  Explanatory Note:  The purpose of this Amendment No. 2 on Form 10-Q/A to Dutch Gold Resources, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 5, 2009 and subsequently amended on Amendment No.1 on Form 10-Q/A, filed on September 14, 201, is to revise the information contained in Item 4. Controls and Procedures and to correct the dates and titles of the certifications included therein.

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

NOTE 16 – SUBSEQUENT EVENTS:

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

 We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

1.Establishing a formal review process of significant accounting transactions including the appropriate segregation of duties that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel; and

2.Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will, among other things, assure that management controls and procedures are in place and being maintained consistently.

(b) Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended December 31, 2010, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2010. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Exhibits .

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

Reports on Form 8-K . During the fiscal quarter ended June 30, 2011, the Company filed the following Current Reports on Form 8-K:

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

Date:  October 25, 2011