Form 10-Q
period 2011-09-30
Dutch Gold Resources Inc
filed 2011-11-21
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☒ No☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "large accelerated filer, accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Class	Outstanding at November 15, 2011
Common Stock, par value $0.001 per share	499,250,000

DUTCH GOLD RESOURCES, INC.

FOR THE QUARTER ENDED SEPTEMBER 30,  2011
TABLE OF CONTENTS

INDEX	Page

PART I - FINANCIAL INFORMATION

ITEM 1 – Financial Statements – Unaudited	3

Condensed Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010	3

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 (Unaudited) and 2010 Restated (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 Restated (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk	27

ITEM 4 - Controls and Procedures	28

PART II- OTHER INFORMATION

ITEM 1 – Legal Proceedings	29

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 3 – Defaults Upon Senior Securities	30

ITEM 4 – Removed and Reserved	30

ITEM 5 – Other information	30

ITEM 6 – Exhibits	30

SIGNATURES	31

EXHIBITS

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DUTCH GOLD RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,057	$127,397
Investments available for sale at fair value	-	3,188,250
Investments in trading securities at fair value	9,333	-
Deferred financing costs, net	7,497	-
Other current assets	152,459	150,000

Total current assets	179,346	3,465,647

LONG-TERM ASSETS:
Mineral properties	2,581,155	2,581,155
Property, plant and equipment at cost	2,173,628	2,358,424
Less accumulated depreciation	(2,173,628)	(2,112,009)

Net mineral properties and property, plant and equipment	2,581,155	2,827,570

Other assets	11,600	11,600

TOTAL ASSETS	$2,772,101	$6,304,817

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,039,004	$957,626
Accounts payable-related parties	517,708	742,947
Notes payable-related parties	2,398,000	2,473,962
Loans from shareholders	141,907	150,000
Convertible notes payable, net	779,198	582,084
Payroll liabilities	602,612	658,112
Deferred production royalty revenue	15,000	-
Accrued liabilities	455,360	337,443

Total current liabilities	5,948,789	5,902,174

LONG-TERM LIABILITIES:
Warrant liability	1,357,348	1,661,163

TOTAL LIABILITIES	7,306,137	7,563,337

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value; 10,000,000 authorized, none issued or outstanding	-	-
Series A, Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized, issued and outstanding at September 30, 2011 and December 31, 2010	2,000	2,000
Series B, Convertible Preferred Stock, $.001 par value; 5,000,000 shares authorized,4,500,000 issued and outstanding at September 30, 2011; none authorized, issued and outstanding at December 31, 2010	4,500	-
Series C, Convertible Preferred Stock, $.001 par value; 40,000 shares authorized, 25,000 issued and outstanding at September 30, 2011; none authorized, issued and outstanding at December 31, 2010	25	-
Common stock, $.001 par value; 500,000,000 shares authorized, 499,250,000 issued and outstanding at September 30, 2011; 372,008,907 issued and outstanding at December 31, 2010	499,250	372,009
Additional paid-in-capital	20,491,952	17,547,573
Stock subscriptions	104,058	104,058
Accumulated deficit	(25,635,821)	(21,246,160)
Accumulated other comprehensive (loss) income	-	1,962,000

Total stockholders' deficit	(4,534,036)	(1,258,520)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,772,101	$6,304,817

See accompanying Notes to Condensed Consolidated Financial Statements

DUTCH GOLD RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(as restated)		(as restated)

Revenue

Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operational Expenses

Selling, general and administrative expenses	222,064	393,510	1,092,580	737,744
Professional fees	75,201	52,175	554,931	1,698,063
Rent and repairs and maintenance	7,263	2,729	36,780	28,227
Write-off of other assets	-	-	-	110,000
Gain from reversal of accruals	-	-	-	(361,277)
Gain from settlement of accounts payable	-	-	-	(80,046)
Gain from sale of equipment	-	-	(55,500)	-
Depreciation	6,537	119,939	246,415	359,817

Total operating expenses	311,065	568,353	1,875,206	2,492,528

Operating loss	(311,065)	(568,353)	(1,875,206)	(2,492,528)

Other income (expense)

Interest expense, net	(315,378)	(3,378)	(1,331,143)	(3,378)
Financial settlement income (expense)	60,572	(25,000)	6,391	(61,250)
Change in fair value of warrants	(143,676)	(2,471)	(152,908)	(62,520)
Gain from sale of Aultra investment	-	-	-	217,177
Unrealized loss on trading securities	(190,667)	-	(190,667)	-
Realized loss on sale of securities	(884,697)	-	(846,128)	-

Loss before income taxes	(1,784,911)	(599,202)	(4,389,661)	(2,402,499)

Provision for income taxes	-	-	-	-

Net loss	(1,784,911)	(599,202)	(4,389,661)	(2,402,499)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding	499,250,000	202,719,688	481,955,023	175,849,355

See accompanying Notes to Condensed Consolidated Financial Statements

DUTCH GOLD RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
		(as restated)

Operating activities:

Net loss	$(4,389,661)	$(2,402,499)
Adjustments to reconcile net loss to cash used in operating activities
Gain from settlement of accounts payable	-	(80,046)
Gain from reversal of unrealized accruals	(100,000)	(361,277)
Loss from write-off of other assets	-	110,000
Common stock issued for services	-	1,384,324
Common stock issued to extend certain convertible note maturity dates	48,800	-
Transfer of assets to extend certain convertible note maturity dates	10,000	-
Common stock issued for other settlements	54,181	61,250
Preferred stock issued in exchange for services	122,000	-
Preferred stock issued to extend certain convertible note maturity dates	228,750	-
Gain from sale of equipment applied to payroll liability	(55,500)	-
Accretion of debt discount	819,874	-
Depreciation	246,415	359,817
Stock compensation expense for options granted	52,017	-
Change in fair value of warrants	152,908	62,520
Amortization of deferred financing costs	19,053	-
Gain on sale of Aultra Investment	-	(217,177)
Net realized loss on sale of securities	846,128	-
Unrealized loss on trading securities	190,667	-
Gain from debt settlement	(61,572)	-
Changes in assets and liabilities
Prepaid and other current assets	(459)	-
Accounts payable	81,380	(81,951)
Accounts payable-related parties	(125,239)	441,294
Deferred production royalty revenue	15,000	-
Accrued liabilities	196,346	(12,497)
Net cash used in operating activities	(1,648,912)	(736,242)

Investing activities:
Proceeds from sale of available-for- sale securities	413,744	-
Purchases of available-for-sale securities	(43,622)	-
Purchases under subscription agreement	(100,000)	-
Investments in notes receivable	(41,000)	-

Net cash provided by investing activities	229,122	-

Financing activities:
Deferred financing costs	(26,550)	-
Proceeds from sale of common stock	-	69,600
Proceeds from sale of convertible preferred stock	250,000	-
Proceeds from stock subscriptions	-	185,305
Proceeds from loans from shareholders	111,000	-
Proceeds from notes payable-related parties	550,000	150,000
Proceeds from convertible notes payable	418,000	310,000

Net cash provided by financing activities	1,302,450	714,905

Net decrease in cash and cash equivalents	(117,340)	(21,337)

Cash and cash equivalents at beginning of period	127,397	24,522

Cash and cash equivalents at end of period	$10,057	$3,185

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during period for interest	$-	$-

Non-cash Transactions:
Common stock issued to settle debt	$1,057,483	$612,500
Common stock issued to settle accrued expenses	78,107	51,434
Common stock issued for acquisition	-	2,716,155
Reduction of warrant liability due to expiration of warrants	456,643	1,057,275

See accompanying Notes to Condensed Consolidated Financial Statements

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2010, included in the 2010 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2010 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2010 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results expected for the full year.

The Company is restating its historical financial statements for the three and nine months ended September 30, 2010. The restatement primarily relates to certain errors in accounting for the change in the fair value of our warrants. Accordingly, the Company’s financial statements for the three and nine months ended September 30, 2010 have been restated to correct for these errors and are included in the accompanying condensed consolidated financial statements. For the three months ended September 30, 2010, these corrections in the aggregate increased the Company’s previously reported net loss by $2,471, or ($0.00) per share and for the nine months ended September 30, 2010, these corrections in the aggregate increased the Company’s previously reported net loss by $62,520 or ($0.00) per share. Note 15 provides the effect of the restatement on the September 30, 2010 condensed consolidated financial statements.

NATURE OF OPERATIONS

Dutch Gold Resources, Inc. is engaged in the acquisition and exploration of gold mining projects in the Americas. The Company is focused on developing its existing mining properties in North America and acquiring and developing new mines with the expectation that the properties can enter production within 12 to 24 months. The Company operates in one reporting segment.

PRINCIPLES OF CONSOLIDATION

We generally act as a sole proprietor, but may enter joint agreements with other companies in an effort to achieve our stated operating objectives. Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include our accounts and our wholly-owned subsidiaries’ accounts (collectively, the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior period presentations have been reclassified to conform with the current period presentation.

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

Stock Purchase Agreement – Aultra Gold (continued)

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

Dutch Gold pursued the transactions with Aultra as the Company’s mission is to become a recognized gold producer within two years with a key to this objective being the acquisition of late stage exploration projects that can be quickly advanced to production. Based on the assets that Aultra controlled, specifically the rights to the Basin Gulch Mine property, the Company determined that the acquisition met its strategic objectives and management believed that it had the financial resources to produce and realize the mineral rights related to the property.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION AND DISPOSITION OF AULTRA GOLD (CONTINUED)

Summary of Stock Purchase Agreement and Asset Purchase Agreement – Aultra Gold (continued)

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

In connection with the Reverse Acquisition and on the same date, Shamika issued 23,546,067 shares of its common stock in order to satisfy certain liabilities in the amount of $301,512. As part of this transaction Dutch Gold Resources, Inc. was issued 4,950,000 shares (9.9%) of Shamika Gold Inc. The Company determined the fair value of the 4,950,000 common shares received as $1,237,500 which approximated the value of the shares on the first day that Shamika’s common shares were publicly traded. As a result of the reverse acquisition by Shamika, Dutch Gold retained the remaining Aultra liabilities not acquired of $616,154 which represents amounts owed to a former officer of Aultra (now a Dutch Gold executive), Rauno Perttu. Dutch Gold issued 10,000,000 shares to Rauno Perttu in July 2010 which reduced this liability by $200,000 ($200,000 represented the fair value of the shares on the date of issuance). Therefore, the Company has a remaining liability related to this obligation recorded in our consolidated balance sheet as of September 30, 2011 and December 31, 2010 within the Accounts payable-related parties account line.

At March 26, 2010, resulting from the Shamika transaction, the Aultra Board of Directors and Officers was reconstituted by the resignation of: Rauno Perttu from his role as President, Secretary and Director, Daniel Hollis from his role as Chief Executive Officer and Director, Lance Rosmarin from his role as Director, and the appointment of Robert Vivian as President and Chief Executive Officer and Terence Orstlan as Secretary and Director. The Company owns less than 5% of the issued and outstanding shares of Shamika as of September 30, 2011. Subsequent to the transaction date, Dutch Gold no longer has a controlling interest in Aultra nor does management have the ability to exercise significant influence over Shamika’s operating and financial policies. The Company has classified the fair value of its remaining investment in Shamika as an investment in trading securities as of September 30, 2011. Refer to Note 4 for additional discussion on this investment.

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

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION AND DISPOSITION OF AULTRA GOLD (CONTINUED)

Shamika Transaction (continued)

Although the controlling interest was obtained on January 6, 2010 and subsequently sold on March 26, 2010, the Company did not consolidate the financial results of Aultra for this interim period as Aultra’s results were not material to the consolidated financial statements of the Company. In addition, pro-forma financials related to Aultra’s operations have not been provided as we deem this information not to be beneficial to our shareholders as Aultra’s operating activity was minimal and would not have a material effect on our operations.We recorded our $404,169 investment in Aultra resulting from the Stock Purchase Agreement under the equity method. As stated above, we effectively sold Aultra through a reverse acquisition by Shamika on March 26, 2010. A gain on the disposition of the controlling interest of Aultra resulted from the sale to Shamika. Management determined that the gain recorded would be the difference in our initial fair value investment in Aultra ($404,169) less the $621,346 fair value of the consideration received from the Shamika transaction ($621,346 calculated as the fair value of the Shamika shares received of $1,237,500 less Aultra debt assumed of $616,154). Thus, the Company recorded in our statement of operations a $217,177 gain on sale of our Aultra investment for the nine month period ended September 30, 2010.

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

The Company categorizes its investments as either trading, available for sale, or held to maturity.  The Company does not hold any securities that we believe would be considered held to maturity.  Prior to third quarter 2011, the Company’s investments were comprised of available-for-sale securities carried at fair value with unrealized gains and losses, net of applicable income taxes, recorded within accumulated other comprehensive income.  As of September 30, 2011, as discussed in Note 4, these investments which consist of Shamika 2 Gold common stock, are classified as trading securities with any unrealized gains and losses recorded in earnings. The Company reviews its investments quarterly for declines in market value that are other than temporary in addition to re-evaluating the investment classification.

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

NOTE 4—INVESTMENTS IN SECURITIES

As disclosed in Note 2, resulting from the Shamika Gold transaction, in 2010 the Company acquired 4,950,000 shares of common stock of Shamika 2 Gold with an investment value of $1,237,500.  Securities to be held for indefinite periods of time, but not necessarily to be held to maturity or on a long-term basis, are classified as available for sale and carried at fair value with unrealized gains or losses reported as a separate component of shareholders' deficit in accumulated other comprehensive (loss) income in the condensed consolidated balance sheets.  As of December 31, 2010, the Company held 4,905,000 Shamika 2 Gold shares and recorded a fair value of $3,188,250 as investments available for sale in the condensed consolidated balance sheet. Through June 30, 2011, based on management’s  intent of holding the majority of the shares in Shamika 2 Gold equity security, the investment was classified as a short term investment in available for sale securities.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—INVESTMENTS IN SECURITIES (CONTINUED)

During third quarter 2011, due to difficulties experienced in raising capital to fund operations and due to capital needed to pursue and develop current projects, along with the fact that the Shamika 2 Gold shares had continued to decrease in fair value over the period that the Company has held the shares, management made the decision to liquidate the majority of its investment in Shamika 2 Gold. 3,437,836 shares were liquidated during the quarter which resulted in cash proceeds of $147,508. In addition, during third quarter 2011 as discussed in Note 7, 600,000 shares of Shamika 2 Gold were transferred to certain noteholders for consideration to extend these noteholders forbearance rights to covert notes into shares of common stock.  This disposition and transfer of shares resulted in a realized loss on the previously classified available for sale securities of $884,697 and all amounts previously recorded through accumulated other comprehensive income were realized.  For the nine months ended September 30, 2011, the Company has recorded a $844,697 realized loss on the sale of common stock and has received $413,744 in proceeds from the sale of the securities.

As of September 30, 2011, the Company holds  666,672 remaining shares of Shamika 2 Gold. These shares were received during third quarter 2011 resulting from purchases made previously under subscription agreements as disclosed in Note 5. As management does not intend to hold its remaining shares in Shamika 2 Gold due to the aforementioned reasons that transpired during third quarter 2011, management has classified its remaining investment as a trading security as of September 30, 2011. Thus, as of September 30, 201,1 the $9,333 fair value of these shares has been classified as an Investment in trading securities at fair value on the condensed consolidated balance sheets and the unrealized loss in the investment of $190,667 is presented in earnings on the condensed consolidated statements of operations.

The common stock of Shamika 2 Gold is quoted on the Over-the-Counter Bulletin Board under the symbol “SHMX” and is, therefore, considered a Level 1 investment in the fair value hierarchy.

NOTE 5—OTHER CURRENT ASSETS

Other current assets are comprised of:

	September 30,	December 31,
	2011	2010
Subscription payment for Shamika 2 Gold shares	$-	$100,000
Performance Bond	50,000	50,000
Note Receivable - Trellis Corporation	41,459	-
Pre-paid management fees	61,000	-

Total other current assets	$152,459	$150,000

As a result of subscription agreements that were executed with Shamika 2 Gold, the Company had remitted $100,000 and $200,000 in payments as of December 31, 2010 and as of June 30, 2011, respectively, to acquire additional common shares of Shamika 2 Gold. The Company received 666,672 common shares in third quarter 2011 in satisfaction of this subscription and the related shares acquired are recorded as an investment in trading securities at a fair value amount of $9,333 as of September 30, 2011 on the Company’s consolidated balance sheets.

In March, 2011, the Company issued an unsecured promissory note to Trellis Corporation in the amount of $41,000 as an advance to Trellis pertaining to their mining operations.  The note bears an annual interest rate of 8% and is due upon demand and interest income has been recorded for the period ending September 30, 2011. Management believes this note is collectible.

Refer to Note 8 for discussion on the $61,000 other current asset recorded as of September 30, 2011.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—MINERAL PROPERTIES AND PROPERTIES, PLANT AND EQUIPMENT

	September 30,	December 31,
	2011	2010

Mine and Mill Equipment	$2,173,628	$2,358,424
Mineral Properties	2,581,155	2,581,155
	$4,754,783	$4,939,579
Less: accumulated depreciation, depletion and amortization	2,173,628	2,112,009
Net carrying value	$2,581,155	$2,827,570

There was $246,415 and $359,817 charged to operations for depreciation expense for the nine month periods ended September 30, 2011 and September 30, 2010, respectively.

The Internal Revenue Service has a Federal lien on the Company’s subsidiary Dutch Mining, LLC’s equipment, real property and leases in the amount of $567,062 as of September 30, 2011. The State of Oregon Department of Revenue has a lien on the Company’s subsidiary Dutch Mining, LLC’s personal and real property in the amount of $35,550 as of September 30, 2011. These liens arose from unpaid Federal and state payroll taxes from the closed Benton Mine operation in Oregon. The unpaid taxes aggregating $602,612 as of September 30, 2011 and $658,112 as of December 31, 2010, respectively, are recorded as Payroll Liabilities, under Current Liabilities in the Company’s condensed consolidated financial statements. For the nine months ended September 30, 2011, the Company sold certain fully depreciated equipment and applied the $55,000 in proceeds received against the Company’s State of Oregon Department of Revenue payroll liability lien. Dutch Gold Resources, Inc. has not accrued for penalties and interest associated with these liens as management believes it is more likely than not that the Company will not be liable for such amounts.

NOTE 7—CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable is comprised of:

	September 30,	December 31,
	2011	2010

Convertible Promissory Notes	$554,920	$577,060
Convertible Debentures	355,000	200,000
	$909,920	$777,060
Less: unamortized debt discount	130,722	194,976
Net carrying value	$779,198	$582,084

The Company had convertible promissory notes outstanding at September 30, 2011 and December 31, 2010 in the amount of $554,920 and $577,060 respectively. These notes bear interest at rates ranging from 8% to 21% per annum and mature within the next twelve months. Under the convertibility terms of the convertible promissory notes, the principal, plus accrued interest can be converted immediately upon maturity, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

The Company had convertible debentures outstanding at September 30, 2011 and December 31, 2010 in the amount of $355,000 and $200,000 respectively. The debentures bear interest at rates ranging from 8% to 12% per annum. Under the convertibility terms of the debenture, the principal, plus accrued interest can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

The convertible promissory notes and the convertible debenture contain a beneficial conversion feature which allows the holder of the note to convert the note into common shares of the Company at a price less than market. The Company has computed and recorded a $1,012,120 and $293,046 value at September 30, 2011 and December 31, 2010, for the beneficial conversion feature pertaining to the convertible notes. This amount is recorded as a discount to the principal amount of the note and is amortized to interest expense utilizing the straight-line method over the term of the related note as the results are not materially different from those which would result from the interest method.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—CONVERTIBLE NOTES PAYABLE (CONTINUED)

As of September 30, 2011 and December 31, 2010, $130,722 and $194,976, respectively, in unamortized discount remained associated with convertible notes outstanding. Deferred financing costs of $26,550 were incurred and capitalized as of September 30, 2011 related to obtaining the convertible notes executed in fiscal 2011. The deferred financing fees are amortized to interest expense over the term of the related convertible note agreement.

On April 8, 2011, the Company entered into a forbearance agreement with two convertible promissory noteholders which resulted in the issuance of 4,000,000 common shares and 2,500,000 in Series B Convertible Preferred stock. As a result of the forbearance agreement and the consideration provided by the Company to these noteholders, the noteholders agreed to defer their conversion rights for an additional 90 days pertaining to $195,810 in convertible notes payable. The common share issuance was valued at $48,800 based on the market price of the Company’s common stock on the date of issuance. In addition, the Series B Convertible Preferred stock issuance was valued at $228,750 based on utilizing the market value (the price of the last reported trade) of the DGRI stock on the date of issue, application of a preference premium as well as factoring in a liquidity discount. These fair value amounts have been recorded as interest expense.

During third quarter 2011, the Company entered into an extension agreement with the two aforementioned convertible promissory noteholders whereby the Company transferred the rights of 600,000 shares of its Shamika 2 Gold shares to these noteholders which approximated a $10,000 fair value, which has been recorded as interest expense. As a result of this transaction, the noteholders extended the forbearance of their rights to convert the notes into shares of common stock to fourth quarter 2011. These forbearance agreements were executed as the Company does not have sufficient shares of common stock to satisfy the conversion terms of the notes.

NOTE 8—CAPITAL STOCK

Preferred Stock

As of September 30, 2011, the Company had 2,000,000 shares of its $0.001 par value Series A Convertible Preferred stock issued and outstanding. During 2010, 1,000,000 shares were issued each to two executives in order to compensate these executives for compensation owed to them in accordance with their employment agreements. The value of the stock issued approximated the fair value of the services performed which was $250,000. The Series A Convertible Preferred stock provides the conversion right to common shares along with voting rights over common shareholders. There have been no Series A Convertible Preferred stock issuances in 2011.

On April 8, 2011, in addition to the 2,500,000 Series B Convertible Preferred share issuance discussed in Note 7, 1,000,000 in Series B Convertible Preferred shares were issued each to two executives in order to compensate these executives for their services.  The $183,000 total fair value of the stock issued was computed based on utilizing the market value (the price of the last reported trade) of the DGRI stock on the date of issue, application of a preference premium as well as factoring in a liquidity discount. A total of $122,000 was expensed for the nine months ended September 30, 2011 and is reflected within Selling, general and administrative expense in the Company’s Condensed Consolidated Statement of Operations at September 30, 2011. The balance of the total valuation in the amount of $61,000, is reflected as another current asset in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2011 and will be amortized to Selling, general and administrative expense over the service period. The Series B Convertible Preferred stock provides the conversion right to common shares along with voting rights over common shareholders.

On August 15, 2011, the Company agreed to issue 25,000 shares of Series C Convertible Preferred Stock for $250,000 in cash to an investor. The Series C Convertible Preferred stock provides the conversion right to common shares along with voting rights over common shareholders. In addition to the Series C Convertible Preferred stock, the investor acquired 12,500,000 warrants at an exercise price of $0.02 per share. The fair value of the 12,500,000 warrants granted of $118,686  is included in the Company’s total warrants liability outstanding at September 30, 2011.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—CAPITAL STOCK (CONTINUED)

Common Stock

As of September 30, 2011, the Company had 499,250,000 shares of its $0.001 par value common stock issued and outstanding. Common Stock was issued during the nine months ended September 30, 2011, to retire various debt and payable obligations of the Company based upon the actual balance and any accrued interest.  The consideration for settlement amounts for payments from the Company’s common shares was arrived at by utilizing the market value (the price of the last reported trade) of the DGRI stock on the date of issue. Warrants

As of September 30, 2011, the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Warrants Outstanding	Price	Value

Outstanding, December 31, 2010	11,635,833	$0.48	-
Granted	15,000,000	0.02	-
Forfeited/Expired	(3,333,333)	(0.50)	-
Exercised	-	-	-
Outstanding, September 30, 2011	23,302,500	$0.09	$0

Purchase Warrants amounting to 15,000,000 shares with a weighted average price of $0.02 were issued for the period ending September 30, 2011. 12,500,000 of these warrants were issued at an exercise of $0.02 as noted above. An additional 2,500,000 warrants were issued to the Chief Financial Officer during third quarter 2011 at an exercise price of $0.0125 per share. These common share purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model as of the issuance date. The 15,000,000 warrants granted in third quarter 2011 were valued using the Black-Scholes option pricing model based on the following assumptions: 1.7% risk-free rate, 3 year expected life, 410% expected volatility and 0% dividend yield. These warrants resulted in a $143,676 fair value which has been recorded in the change in fair value of warrants account line in the condensed consolidated financial statements for the three and nine month periods ended September 30, 2011. Some of the warrants provide that in the event the Company is unable to issue registered shares upon exercise, the warrant holders are entitled, under securities laws, to receive freely tradable shares pursuant to a "cashless exercise" provision. However, based on interpretation of ASC 815, there is a required presumption of net cash settlement.

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

As of September 30, 2011 and December 31, 2010, the fair value of the warrants was determined to be $1,357,348 and $1,661,163, respectively. We recorded $152,908 for the nine months ended September 30, 2011 in losses resulting from the revaluation of the warrant liability which includes $143,676 in fair value recorded resulting from the third quarter 2011 warrant issuances. The 3,333,333 warrants issued in 2009, expired in the period ended March 31, 2011, with $456,643 being reclassified from liabilities to stockholders' deficit in the accompanying condensed consolidated balance sheet. The outstanding warrants as of September 30, 2011 have exercise prices ranging from $0.02 to $1.15 with expiration dates ranging from June 9, 2012 to December 9, 2014. The remaining weighted average contractual life of warrants outstanding as of September 30, 2011 is 2.46 years.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—STOCK BASED COMPENSATION

Effective April 1, 2011, the Board of Directors approved a 4,000,000 nonqualified stock option grant to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board, pursuant to the Company's Amended and Restated 2010 Stock Incentive Plan. The options granted were immediately vested and exercisable on the grant date, expire two years from the grant date, and were issued to compensate Embassy International, LLC for entering into previous lending arrangements which has allowed the Company to fund operations and to continue its development activities. The grant date fair value of these options was $52,017 with an exercise price of $0.005. The Company has recorded stock-based compensation expense of $52,017 within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations related to this option grant during the three and nine months ended September 30, 2011.
The Company estimated the fair value of its 2011 stock option grant to Embassy International, LLC utilizing the Black-Scholes option pricing model based on the following assumptions:

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

In addition, as disclosed in Note 14, 10,500,000 options (two separate grants of 5,250,000 options) were granted on September 27, 2011 related to the Minnie Moore agreement at an exercise price of $2,000 ($1,000 per grant or the equivalent of $0.000190476 per option). These options were valued using the binomial lattice model with an estimated fair value approximating $70,000.  Expense related to these options be recorded commencing in fourth quarter 2011.

No stock options were granted or outstanding in 2010. In addition, no options were exercised in 2011. As of September 30, 2011, the Company has 14,500,000 stock options outstanding with approximately $70,000 in unvested expense that will be recognized in future reporting periods. For the options outstanding as of September 30, 2011, the weighted average exercise price is $0.0015 with 4,000,000 vested and exercisable at a $0.005 exercise price.

NOTE 10—PER SHARE DATA

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, convertible notes and convertible preferred stock.

The Company has excluded all common equivalent shares outstanding for warrants, convertible notes and convertible preferred stock to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of September 30, 2011, the Company had 23,302,500 warrants, 175,086,445 potential shares which may be issued resulting from the provisions of convertible notes and 6,525,000 in convertible preferred stock to purchase common stock were outstanding. As of December 31, 2010, 11,635,833 warrants, 75,454,246 potential shares which may be issued resulting from the provisions of convertible notes and 2,000,000 in convertible preferred stock to purchase common stock were outstanding.

NOTE 11—RELATED PARTY TRANSACTIONS

Notes Payable-related parties

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $1,214,926 to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board, Ewald Dienhart. This is a demand note with $900,000 secured by the mill equipment with a 0% interest rate. The balance outstanding at September 30, 2011 and December 31, 2010 was $0 and $650,962, respectively. During the nine months ended September 30, 2011, the balance was settled through the issuance of stock.

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $250,000 to Gabriela Dienhart-Engel, who is the daughter of the former Chairman of the Board, Ewald Dienhart.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—RELATED PARTY TRANSACTIONS (CONTINUED)

Notes Payable-related parties (continued)

The note is dated July 31, 2006 and carries an interest rate of 6.0%. The note is partially secured by the title to the Gold Bug mine. The balance outstanding at September 30, 2011 and December 31, 2010 was $250,000.

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $100,000 to Caruso-Dienhart TBE Family Trust, LLC., a Company related to the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%. The note is partially secured by the Gold Bug mine and certain equipment used by the Company.  The balance outstanding at September 30, 2011 and December 31, 2010 was $50,000 and $100,000, respectively.

The Company assumed a note that was issued by Dutch Mining LLC in the amount of $950,000 to Josef Bauer for working capital.  The note is guaranteed by Ewald Dienhart and carries an interest rate of 8.0%. The balance outstanding at September 30, 2011 and December 31, 2010 was $950,000.

All notes listed above are due on demand.

The Company owes $129,000 and $129,000 at an interest rate of 7% for a short term note at September 30, 2011 and December 31, 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matured on November 10, 2011 and remains unpaid.
The Company owes $136,000 and $136,000 at an interest rate of 7% for a short term note at September 30, 2011 and December 31, 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matured on November 10, 2011 and remains unpaid.

The Company owes $258,000 and $258,000 at an interest rate of 6% for a short term note at September 30, 2011 and December 31, 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matures on February 16, 2012.

The Company owes in aggregate $300,000 and $0 at an interest rate of 7% for four short term notes at September 30, 2011 and December 31, 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. These notes mature on February 15, 2012.

The Company owes $82,500 and $0 at an interest rate of 6% for a short term note at September 30, 2011 and December 31, 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matures in twelve months from March 31, 2011.The Company owes $117,500 and $0 at an interest rate of 7% for a short term note at September 30, 2011 and December 31, 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matures in twelve months from April 1, 2011.

The Company owes $35,000 and $0 at an interest rate of 7% for a short term note at September 30, 2011 and December 31, 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matures in twelve months from May 5, 2011.

The Company owes $90,000 and $0 at an interest rate of 6% for a short term note at September 30, 2011 and December 31, 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matures in twelve months from May 26, 2011.

Accounts Payable-related parties

Daniel W. Hollis, CEO of Dutch Gold Resources, Inc. has advanced a total of $213,999 and $265,934 as of September 30, 2011 and December 31, 2010, respectively.  The cash was used for general corporate purposes by the Company.

Rauno Perttu, COO of Dutch Gold Resources, Inc. has a balance owing to him of $294,704 and $477,013 at September 30, 2011 and December 31, 2010, respectively. Management during a recent review discovered an accounting error from the prior period resulting in an over accrual of $100,000 in compensation due to Mr. Perttu.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—RELATED PARTY TRANSACTIONS (CONTINUED)

Accounts Payable-related parties (continued)

This error has been corrected in the current period and is reflected in the Company’s Condensed Consolidated Statement of Operations as of September 30, 2011 within selling, general and administrative expenses. As this error does not materially change the net loss or loss per share during the current period or in the period when the error originated, management has not restated the prior period financial statements. In 2010, Dutch Gold retained the remaining Aultra liabilities not acquired of $616,154 which represents amounts owed to the now former officer of Aultra, Rauno Perttu. Dutch Gold issued 10,000,000 shares to Rauno Perttu in July 2010 which reduced this liability by $200,000 ($200,000 represented the fair value of the shares on the date of issuance). The remaining liability owed to Rauno Perttu as of September 30, 2011 primarily relates to management fees owed for services performed and remaining amounts owed resulting from the Aultra transaction.

Tom Leahey, CFO of Dutch Gold Resources, Inc. has a balance owing to him of $9,005 as of September 30, 2011 related to unpaid management fees.

NOTE 12—FINANCIAL CONDITION AND GOING CONCERN

As of September 30, 2011, the Company had cash on hand of $10,057, investments in trading securities of $9,333, a working capital deficit of approximately $5.8 million and has incurred a loss from operations for the nine months ended September 30, 2011. In addition, as of September 30, 2011, the Company does not have the authorized shares available for issuance in order to satisfy the conversion features related to its financial instruments or equity awards granted. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies. However, as of the date of these condensed consolidated financial statements, no formal agreement exists.

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

Stage 1 initial payment:

AGDI paid its initial cash payment of $10,000 and prior to July 30, 2006 satisfied its reporting obligations to Strategic regarding all the exploration and studies conducted on the premises of Basin Gulch Property. This initial payment was expensed when paid.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – MINING LEASE AND OPTION TO PURCHASE (CONTINUED)

BASIN GULCH (CONTINUED)

Stage 2 advance production royalties:

To further evaluate and develop the minerals, AGDI fulfilled the following obligations:

i) By June 10, 2006, it paid a cash payment of $15,000 directly to the underlying property owner;

ii) By September 10, 2006 made cash payment of $25,000 directly to the underlying property owner, and at the end of each following nine month period to date.

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

Should production be suspended for a period of 6 months or longer, the twice annual advance production royalty of $25,000 listed above resumes. Upon the completion of payments totaling $8,000,000, the Company will have purchased the mineral rights to this property. As of September 30, 2011, production had not commenced and, therefore, the Stage 3 related production royalties were not owed.

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

On August 29, 2011, the Company entered into a definitive agreement to lease out the Jungo Project. The Company entered into a lease agreement with Avidian Gold US, Inc. (Avidian). Avidian, which has a portfolio of projects in Nevada, expects to conduct additional drilling on the property in 2012. The agreement calls for Avidian to pay an advance royalty to the Company and to grant an industry standard Net Smelter Return to the Company.  The Company received the initial royalty payment in the amount of $15,000.  Production had not commenced therefore the amount received is reflected as Deferred production royalty revenue on the Company’s Condensed Consolidated Balance Sheets at September 30, 2011. The Company will also receive 150,000 common shares in Avidian which will be accounted for under the cost method. This ownership in Avidian is less than 5% and the Company’s initial value of its investment is $0 as Avidian is a start up company.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – MINING LEASE AND OPTION TO PURCHASE (CONTINUED)

MINNIE MOORE

Effective September 27, 2011, the Company executed a mining lease agreement with Bilbray Trust and Johnston Trust (the “Trusts”) related to a mining lease agreement for certain property located in Blaine County, Idaho (the “Property”). This mining lease is referred to as the Minnie Moore Mine lease (“MM lease”). The lease is for an initial period of 10 years commencing September 27, 2011 with the right to extend the lease agreement for two successive 10 year terms.

The lease grants the Company the right to use the Property for the purpose of exploring, evaluating, developing, mining and all necessary associated activities commensurate with such exploration and mining in return for annual lease payments.  The Company is also required to make advance production payments of $10,000 per month (“Advance Production Payments”).  Upon commencement of the production of ore from the Property, in addition to the Advance Production Payment, the Company shall pay to the Trusts the greater of $10,000 to be paid monthly, or a net smelter royalty of 4.00% of the funds paid from the smelter to the Company (the “Royalties”). The Company will also pay to the Trusts, a profit participation fee of 14.00% of the net profits of production of ore from the Property (“Profit Participation”).  In consideration of the lease, the Company also granted options to each of the Trusts to purchase 5,250,000 shares of the Registrant’s common stock at an exercise price of $1,000.00.  The options shall vest when operations from the mine have generated net revenues of $10,000,000. In addition, the Company was also granted the right to purchase the Property for the purchase price of $15,000,000 (the “Purchase Price”).  Any payments made to the Trusts from the production of ore at the Property, including Advance Profit Payments, Net Smelter Royalties and/or Profit Participation would be applied against the Purchase Price.

Also, on September 27, 2011, the Company entered into a Consulting Agreement with Carl Johnston for services to the Company related to the exploration, development and production of precious metals from the Property.  The agreement provides for compensation in the amount of $5,000 per month and the term of the consulting agreement is for one year and is automatically renewed unless cancelled by either party.

Lease Term for property

The lease term is for an initial 10 year period with an option for 2 successive extended terms of 10 years. The lease payments owed by the Company to the Trusts are as follows:

Obligated 10 Year Period

•	Years 1–5:	$50,000 per year
•	Years 6-10:	$100,000 per year

First Renewal 10 Year Period

•	Years 10-15:	$125,000 per year
•	Years 16-20:	$150,000 per year

Second Renewal 10 Year Period

•	Years 21-25:	$175,000 per year
•	Years 26-30:	$200,000 per year

Management has analyzed the lease terms and related accounting in accordance with ASC 840, Leases-Operating and Capital, and has classified the lease as an operating lease. In addition, management has determined the lease term to be 10 years and has excluded the two successive 10 year renewal periods from the lease term. These renewal periods have been excluded as the lease agreement does not contain an economic penalty to the Company that would make the renewal of the lease reasonably assured and there is no guarantee by the Company of the lessors (Trusts) debt during the renewal periods. Therefore, the Company concludes that the fixed, non-concealable term of the lease is 10 years.

Management analyzed the annual rental payments for the 10 year lease term in accordance with ASC 840-20-25-2 (Nonlevel rents). Management has determined that the increase in lease payments do qualify as scheduled rent increases and therefore straight-line recognition of the lease expense should be recognized.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – MINING LEASE AND OPTION TO PURCHASE (CONTINUED)

MINNIE MOORE (CONTINUED)

Lease Term for property (continued)

The Company will record rent expense over the lease term with a deferred liability or asset reported on the balance sheet for the difference between the straight-line rent expense and the annual cash outlay. No amounts were recorded as it relates to the operating lease during the third quarter 2011 as the rent expense and related deferred rent liability for the remaining four days of the third quarter were not material to the condensed consolidated financial statements.

Options Issued

Upon execution of the lease agreement, Dutch Gold issued to each of the Trusts 5,250,000 options of the Company’s common stock at an exercise price of $1,000.00. The options shall vest when the operations on the Property have generated net revenues of $10,000,000.

The Company has valued the options issued to the Trusts (non-employees) using the binomial lattice model. The exercise price of $1,000 translates to a per share exercise price of $0.000190476. The market price of the Company’s common stock on the effective date of the MM agreement was $0.0064. Therefore, the options were issued at an exercise price lower than market price. The expected term for the option grant equals the contractual term as these options were issued to nonemployees. As stated above, there are no performance criteria that the option holders (Trusts) have to satisfy in order to receive the award. However, in order for the options to vest, the Property must generated net revenues of $10 million over the ten year term of the arrangement.

As these option terms contain market conditions and/or performance metric requirements, the options were valued using the lattice valuation model.  Based on the lattice model, the fair value of the options granted approximates $70,000. However, due to the low probability vesting assessment of reaching $10 million in revenue based on the date the options were granted (production has not commenced; low likelihood on day one that options will vest), and considering the options were granted at the end of third quarter 2011, no expense was recorded for the nine months ended September 30, 2011 related to this option grant.

NOTE 15 –RESTAMENT OF FINANCIAL STATEMENTS

The Company is restating its historical financial statements for the three and nine months ended September 30, 2010. The restatement primarily relates to certain errors in accounting for the change in the fair value of our warrants. Accordingly, the Company’s financial statements for the three and nine months ended September 30, 2010 have been restated to correct for these errors and are included in the accompanying condensed consolidated financial statements. For the three months ended September 30, 2010, these corrections in the aggregate increased the Company’s previously reported net loss by $2,471, or ($0.00) per share and for the nine months ended September 30, 2010, these corrections in the aggregate increased the Company’s previously reported net loss by $62,520 or ($0.00) per share. Note 15 provides the effect of the restatement on the September 30, 2010 condensed consolidated financial statements.

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 –RESTAMENT OF FINANCIAL STATEMENTS

The restatement effect on the condensed consolidated statement of operations for the three and nine months ended September 30, 2010 is reflected below.

	Three Months Ended September 30, 2010 (unaudited)			Nine Months Ended September 30, 2010 (unaudited)
	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated

Revenue

Sales	$-	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-	-

Gross profit	-	-	-	-	-	-

Operational Expenses

Selling, general and administrative expenses	393,510	-	393,510	737,744	-	737,744
Professional fees	52,175	-	52,175	1,698,063	-	1,698,063
Rent and repairs and maintenance	2,729	-	2,729	28,227	-	28,227
Write-off of other assets	-	-	-	110,000	-	110,000
Gain from reversal of accruals	-	-	-	(361,277)	-	(361,277)
Gain from settlement of accounts payable	-	-	-	(80,046)	-	(80,046)
Depreciation	119,939	-	119,939	359,817	-	359,817

Total operating expenses	568,353	-	568,353	2,492,528	-	2,492,528

Operating loss	(568,353)	-	(568,353)	(2,492,528)	-	(2,492,528)

Other income (expense)

Interest expense, net	(3,378)	-	(3,378)	(3,378)	-	(3,378)
Financial settlement expense	(25,000)	-	(25,000)	(61,250)	-	(61,250)
Change in fair value of warrants	-	2,471	(2,471)	-	(62,520)	(62,520)
Gain from sale of Aultra investment	-	-	-	217,177	-	217,177

Loss before income taxes	(596,731)	2,471	(599,202)	(2,339,979)	(62,520)	(2,402,499)

Provision for income taxes	-	-	-	-	-	-

Net loss	(596,731)	2,471	(599,202)	(2,339,979)	(62,520)	(2,402,499)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$0.00	$(0.01)
Weighted average shares outstanding	235,981,334	(33,261,646)	202,719,688	235,981,334	(60,131,980)	175,849,355

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 –RESTAMENT OF FINANCIAL STATEMENTS (CONTINUED)

The restatement effect on the condensed consolidated statement of cash flows for the nine months ended September 30, 2010 is reflected below

	Nine Months Ended September 30, 2010 (unaudited)
	As previously
	reported	Adjustments	As restated

Operating activities:

Net loss	$(2,339,979)	$(62,520)	$(2,402,499)
Adjustments to reconcile net loss to cash used in operating activities
Gain from settlement of accounts payable	(80,046)	-	(80,046)
Gain from reversal of unrealized accruals	(361,277)	-	(361,277)
Loss from write-off of other assets	110,000	-	110,000
Common stock issued for services	1,384,324	-	1,384,324
Common stock issued for other settlements	61,250	-	61,250
Depreciation	359,817	-	359,817
Change in fair value of warrants	-	62,520	62,520
Gain on sale of Aultra Investment	(217,177)	-	(217,177)
Changes in assets and liabilities
Accounts payable	(81,951)	-	(81,951)
Accounts payable-related parties	441,294	-	441,294
Accrued liabilities	(12,497)	-	(12,497)

Net cash used in operating activities	(736,242)	-	(736,242)

Financing activities:
Proceeds from loans from sale of common stock	69,600	-	69,600
Proceeds from stock subscriptions	185,305	-	185,305
Proceeds from notes payable-related parties	150,000	-	150,000
Proceeds from loans from convertible notes payable	310,000	-	310,000

Net cash provided by financing activities	714,905	-	714,905

Net increase in cash and cash equivalents	(21,337)	-	(21,337)

Cash and cash equivalents at beginning of period	24,522	-	24,522

Cash and cash equivalents at end of period	$3,185	$-	$3,185

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	$-	$-	$-

Non-cash Transactions:
Common stock issued to settle debt	$612,500	$-	$612,500
Common stock issued to settle accrued expenses	51,434	-	51,434
Common stock issued for acquisition	2,716,155	-	2,716,155
Reduction of warrant liability due to expiration of warrants	-	1,057,275	1,057,275

DUTCH GOLD RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SUBSEQUENT EVENTS:

On November 14, 2011 the Company filed a Definitive Information Statement (SEC DEF 14C) to amend the Company’s Articles of Incorporation based on the April 11, 2011 authorization of the Company’s Board of Directors and shareholders holding a majority of the Company’s outstanding voting capital stock to increase the number of the Company’s authorized shares of capital stock from 510,000,000 consisting of 500,000,000 shares of common stock par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share to 770,000,000 shares of which 750,000,000 shares will be Common Stock and 20,000,000 shares will be Preferred Stock. This amendment will be effective December 6, 2011.

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

Overview and Results of Operations (continued)

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

Effective August 29, 2011, the Company entered into a definitive agreement to lease out the Jungo project to Avidian Gold US, Inc. for planned development in 2012.

The Company on September 27, 2011, entered into a definitive agreement to lease the Minnie Moore Mine property, near the town of Bellevue, in southern central Idaho. The historic Minnie Moore Mine is located immediately west of Bellevue, in the Mineral Hill mining district in Blaine County. The Company entered into a lease agreement with the current owners and was granted an option to Purchase the property.

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

The State of Montana likewise requires various permits and approvals before mining operations can begin, although the state and Federal regulatory agencies usually cooperate to minimize duplication of permitting efforts. Among other things, a detailed reclamation plan must be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until this is completed. The Montana Department of Environmental Quality, which we refer to as the MDEQ, is the state agency that administers the reclamation permits, mine permits and related closure plans on our Montana property. Local jurisdictions (such as Humboldt County) may also impose permitting requirements (such as conditional use permits or zoning approvals). Both the states of Montana and Idaho have similar regulations.

The Company is engaged solely in exploration activities and is not engaged in any production operations.

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

On November 15, 2011, the afternoon fixing gold price on the London Bullion Market was $1,785 per ounce and the spot market gold price on the New York Commodity Exchange was $1,782 per ounce.

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

Employees

As of September 30, 2011, we had 5 employees. Our employees in the U.S. include geologists, environmentalists, information technologists and office administrators. The Company believes we have good relations with our employees. We also engage independent contractors in connection with the exploration of our properties, such as drillers, geophysicists, geologists and other technical disciplines.

Results of Operations

During the three and nine month period ended September 30, 2011, the Company incurred operating expenses of $311,065 and $1,875,206 respectively, as compared to $568,353 and $2,492,528 for the three and nine month period ended September 30, 2010, respectively.

Selling, general and administrative expenses decreased by $171,446 for the three month period and increased by $354,836 for the nine month period ended September 30, 2011 when compared to the same period in the prior year. This decrease in the three month period ended September 30, 2011, resulted primarily from a $100,000 reversal of a prior period compensation expense error that was accrued in error but will not be paid. The increase in selling, general and administrative expense for the year to date period results primarily from the following: general and administrative expense recorded in 2011 pertaining to Series B Convertible Preferred stock issued in Q2 2011 with no comparable issuance in 2011; options granted in 2011 with no comparable option grants in 2010; a $200,000 reversal of a reserve related to a contingent liability in 2010 which reduced selling, general and administrative expense for 2010 as management determined that payment of the liability no longer was probable during the quarter with there being no similar adjustment recorded in the current year comparable periods and an increase in other general and administrative related expenditures including but not limited to expenditures incurred related to current exploration activities.

The increase in selling, general and administrative expenses was offset by a reduction in professional fees for the nine months ended September 30, 2011 of $1,143,132. A large portion of the 2010 professional fees were related to stock issued to financial consultants in connection with assisting the Company in raising funds and pursuing possible acquisitions. In 2011, as the Company still incurred related expenditures, management was able to rely less on outside consultants and raise additional funds internally through previously established relationships.

The Company reported interest expense of $315,378 and $1,331,143 for the three and nine month period ended September 30, 2011. Interest expense of $3,378 was reported for the comparable prior year periods. As a result of the fiscal 2010 audit, management determined that interest expense of $115,683 should have been recorded for the nine month period ended September 30, 2010. The interest error related to the 2010 quarterly periods was corrected and properly stated in the Company’s fiscal 2010 audited financial statements. However, the Company has not restated its 2010 quarterly results to correct the interest expense error on the respective quarters as management has determined that the uncorrected error on the 2010 quarterly periods is not material to the quarterly financial statement results when analyzing the error on both a qualitative and quantitative basis. An increase in interest expense for the three and nine month period ended September 30, 2011 results from interest recorded on  a large number of convertible notes that were issued in late 2010 and during the three and nine month period ended September 30, 2011. The accretion of the related debt discount and amortization of the related deferred financing costs incurred in obtaining these convertible notes has resulted in an increase in interest expense reported in 2011. In addition, $10,000 and $287,550 in interest expense was recorded for the three and nine month period September 30, 2011 respectively, related to forbearance agreements executed with two noteholders.

Results of Operations (continued)

The net loss for the three and nine months ended September 30, 2011 was $1,784,911 and $4,389,661 respectively, as compared to a net loss of $599,202 and $2,402,499 for three and nine months ended September 30, 2010, respectively. Net loss increased for these periods resulting from an increase in selling, general and administrative expenditures along with an increase in interest expense incurred resulting from the convertible notes issuances as discussed above. In addition, the Company incurred losses in the amount of $884,697 and $846,198 for three and nine months ended September 30, 2011, respectively, related to the realized loss on the sale of securities. Similar transactions did not occur for the comparable period in fiscal 2010.

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

Liquidity and Capital Resources

We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of debt. With limited liquid assets and depreciating fixed assets, the availability of funds from traditional sources of debt will be limited and we cannot assure that there will be a source of funds in the future. The Company will take sufficient action to raise additional debt and or equity as the markets will allow. In addition, as of September 30, 2011, the Company does not have the authorized shares available for issuance in order to satisfy the conversion features related to its financial instruments or equity awards granted.

As of September 30, 2011, we had a cash balance of $10,057. We estimate that, based upon our current business, we will require up to $4 million over the next two years. However, the Company cannot properly anticipate the capital expenditures and working capital needed in connection with its operations and development.  Although not certain or guaranteed, the Company believes it has access to sufficient funding for the next twelve months.

Critical Accounting Policies and Estimates

In the third quarter of 2011, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Plan of Operation and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to -allow timely decisions regarding required disclosure.  Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

2.            Audit Committee and Financial Expert.

The Company has recently established a formal audit committee with a financial expert. However, the audit committee has not been in effect for a substantial time that would provide the needed board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

1.Establishing a formal review process of significant accounting transactions including the appropriate segregation of duties that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel; and

2. Establishing policies and procedures that will provide the Board of Directors with a formal review process that will, among other things, assure that management controls and procedures are in place and being maintained consistently.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 15, 2011, the Company authorized the issuance of 25,000 shares of Series C Convertible Preferred Stock for $250,000 in cash to an investor. The Series C Convertible Preferred stock provides the conversion right to common shares along with voting rights over common shareholders. In addition to the Series C Convertible Preferred stock, the investor acquired 12,500,000 warrants at an exercise price of $0.02 per share.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.

PART II — OTHER INFORMATION (CONTINUED)

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

Reports on Form 8-K. During the fiscal quarter ended September 30, 2011, the Company filed the following Current Reports on Form 8-K:

The Company filed a Form 8-K/A on September 9, 2011: Amends the Form 8-K, originally filed on February 1, 2010, to disclose the reserve report attached thereto, does not comply with the requirements of National Instrument 43-101 (NI43-101).
The Company filed a Form 8-K on October 5, 2011: Entry into a Material Definitive Agreement
The Company filed a Form 8-K/A on October 28, 2011: Changes in Registrant's Certifying Accountant - Amendment No. 2 to the Current Report on Form 8-K originally filed on March 21, 2011
The Company filed a Form 8-K/A on November 3, 2011: Changes in Registrant's Certifying Accountant - Amendment No. 3 to the Current Report on Form 8-K originally filed on March 21, 2011
The Company filed a Form 8-K/A on November 3, 2011: Entry into a Material Definitive Agreement, Completion of Acquisition or Disposition of Assets, Departure of Directors or Certain Officers, Election of Directors, Appointment of Certain Officers, Compensatory Arrangements of Certain Officers
The Company filed a Form 8-K/A November 9, 2011: Changes in Registrant's Certifying Accountant - Amendment No. 5 to the Current Report on Form 8-K originally filed on March 21, 2011

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

By:	/s/Daniel W. Hollis
Daniel W. Hollis, Chief Executive Officer, Director
(principal executive officer)

By:	/s/ Tom Leahey
Tom Leahey , Chief Financial Officer
(principal accounting officer)

By:	/s/ Lance Rosmarin
Lance Rosemarin, Director

Date: November 18, 2011