Form 10-K
period 2011-12-31
Dutch Gold Resources Inc
filed 2012-04-16
CIK 928375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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

Yes ☒    No☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2011 the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTCQB) was approximately $921,432.

As of April 13, 2012 there were 658,165,736 shares of the Registrant’s common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Various statements, estimates, predictions, and projections stated under "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," and elsewhere in this Annual Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of Dutch Gold Resources, Inc. or our officers with respect to, among other things, the ability to successfully implement our operating and acquisition strategies, including trends affecting our business, financial condition and results of operations. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of the related business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. These statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions that are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that could affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

These statements include, but are not limited to, comments regarding:

•	The establishment and estimates of mineralization;
•	Grade;
•	Expenditures;
•	Exploration;
•	Permits;
•	Closure costs;
•	Future financing;
•	Liquidity;
•	Estimates of environmental liabilities;
•	Our ability to obtain financing to fund our estimated expenditure and capital requirements;
•	Factors impacting our results of operations;

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

GLOSSARY OF MINING TERMS

SEC Industry Guide 7 Definitions	U.S. reporting guidelines which apply to registrants engaged or to be engaged in significant mining operations.

Exploration stage	An “exploration stage” prospect is one, which is not in either the development or production stage.

Development stage	A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

Mineralized material	The term “mineralized material” refers to material that is not included in the reserve, as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Production stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral mineralization to produce a marketable metal or mineral product.

For Industry Guide 7 purposes this study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

Additional definitions for terms used in this Annual Report filed on Form 10-K.

Argillite:	Low grade metamorphic clay rich sedimentary rock (shale, mudstone, siltstone).

Block model:	The representation of geologic units using three-dimensional blocks of predetermined sizes.

Breccia:	A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

CIM:	Canadian Institute of Mining and Metallurgy.

Cut off or cut-off grade:	When determining economically viable mineral mineralization, the lowest grade of mineralized material that qualifies as ore i.e. that can be mined at a profit.

Diatreme:	Brecciated rock formed by volcanic or hydrothermal eruptive activity, generally in a pipe or funnel like orientation.

EM:	An instrument that measures the change in electro-magnetic conductivity of different geological units below the surface of the earth.

Fault:	A rock fracture along which there has been displacement

Feasibility study:	Group of reports that determine the economic viability of a given mineral occurrence.

Formation:	A distinct layer of sedimentary or volcanic rock of similar composition.

G/t or gpt:	Grams per metric tonne.

Geophysicist:	One who studies the earth; in particular the physics of the solid earth, the atmosphere and the earth’s magnetosphere.

Geotechnical work:	Tasks that provide representative data of the geological rock quality in a known volume.

Grade:	Quantity of metal per unit weight of host rock.

Host rock:	The rock containing a mineral or an ore body.

Mapping or geologic mapping:	The recording of geologic information such as the distribution and nature of rock units and the occurrence of structural features, mineral deposits, and fossil localities.

Mineral:	A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

Mineralization:	A natural occurrence in rocks or soil of one or more metal yielding minerals.

Mining:	The process of extraction and beneficiation of mineral mineralization to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral mineralization are expanded during the life of the mine operations as the exploration potential of the deposit is realized

Open pit:	Surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body.

Ore:	Mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions.

Ore body:	A mostly solid and fairly continuous mass of mineralization estimated to be economically mineable.

Outcrop:	That part of a geologic formation or structure that appears at the surface of the earth.

Porphyry:	An igneous rock characterized by visible crystals in a fine–grained matrix.

Quartz:	A mineral composed of silicon dioxide, SiO2 (silica).

Reclamation:	The process by which lands disturbed as a result of mining activity are modified to support beneficial land use. Reclamation activity may include the removal of buildings, equipment, machinery and other physical remnants of mining, closure of tailings storage facilities, leach pads and other mine features, and contouring, covering and re-vegetation of waste rock and other disturbed areas.

SEC Industry Guide 7:	U.S. reporting guidelines that apply to registrants engaged or to be engaged in significant mining operations.

Sedimentary rock:	Rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited, or chemically precipitated.

Strike:	The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.

Strip:	To remove overburden in order to expose ore.

Vein:	A thin, sheet like crosscutting body of hydrothermal mineralization, principally quartz.

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

In January 2010, we acquired the assets of Aultra Gold, Inc., (AGDI), now known as Shamika 2 Gold, Inc., significantly increasing our land position.  The assets of Aultra Gold, Inc. included a portfolio of properties in Nevada and Montana. Subsequently, Aultra Gold, Inc., completed a reverse merger with Shamika 2 Gold, Inc., whereby Shamika Resources, Inc. became the controlling shareholder and Dutch Gold ceased to be an affiliate of Shamika 2 Gold, Inc.

On March 26, 2010, AGDI entered into an Agreement and Plan of Share Exchange (the “Agreement”) with Shamika Resources, Inc., a Canadian Corporation (“Shamika”) and the shareholders of Shamika (the “Shamika Holders”).  Pursuant to the Agreement, AGDI acquired all of the outstanding shares (the “Shamika Shares”) from the Shamika Holders in exchange for the aggregate of  50,000,000 shares of the AGDI’s common stock, par value $0.001 per share (the “Common Stock”) (the “Exchange”).

The Company currently operates in one segment, exploring mineral properties.

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

The Company holds a leasehold interest in a property near Philipsburg, Montana which consists of 217 acres of patented land and approximately 900 acres of Bureau of Land Management (BLM) land, referred to as Basin Gulch. All of the claims are lode. We acquired the property in 2010 and commenced a regional exploration program in 2010, which continued in 2011 with a series of additional drill holes. Over the next two years, we estimate we will spend approximately $3 million on exploration and development at the Basin Gulch Project, which will mainly consist of drilling, bulk sampling, data modeling and test mining. The Company intends to explore a nested diatreme complex as well as develop numerous underground hard rock mining opportunities.

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

The property was acquired by DGRI in the transaction with Aultra Gold in January 2010.  Mr. Hansen originally showed the property to Aultra Gold, which acquired it and staked additional claims. This project has been leased in a joint venture arrangement with Avidian Gold US, Inc.

There has been no production from any company projects since 2008.  If and when there is production, the Company will report tons of ore mined, ore concentrate tonnage, concentrate grade, metallurgical recovery, terms and conditions of our refinery contracts and the quantities and prices payable for metal for which the Company receives revenue.

Principal Executive Offices

Our principal executive office is located at 3500 Lenox Road, Suite 1500, Atlanta, Georgia 30326.  Our phone number is 404-419-2440. Our website is www.DutchGold.com. We currently lease office space for our corporate office and operations under a one-year renewable contract with monthly rental charges approximately $2,000 per month. We believe that these offices adequately meet the current needs of the Company.

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

Mining Operations

The exploration of mining properties and development and operation of mines is governed by both Federal and state laws. The Jungo property is administered by the United States Department of the Interior, Bureau of Land Management, which we refer to as the BLM. In general, the Federal laws that govern mining claim location and maintenance and mining operations on Federal Lands, are administered by the BLM. Additional Federal laws, such as those governing the purchase, transport or storage of explosives and those governing mine safety and health, also apply.

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

On March 30, 2012, the afternoon fixing gold price on the London Bullion Market was $1,662 per ounce and the spot market gold price on the New York Commodity Exchange was $1,673 per ounce.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for gold per ounce on the London Bullion Market over the past nine years:

Year	High	Low	Average
2003	416	320	363
2004	454	375	410
2005	537	411	445
2006	725	525	603
2007	841	608	695
2008	1,011	713	872
2009	1,146	810	978
2010	1,421	1,058	1,225
2011	1,900	1,429	1,665

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

Employees

As of December 31, 2011, we had 5 employees. Our employees in the U.S. include a geologist, who is our Chief Operating Officer, office administrator, accountant and the Chief Executive Officer and Chief Financial Officer. The Company believes we have good relations with our employees. We also engage independent contractors in connection with the exploration of our properties, such as drillers, geophysicists, geologists and other technical disciplines from time to time.

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

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern in their report on our December 31, 2011and December 31, 2010 financial statements. Our continuance as a going concern is dependent upon our ability to raise capital. There is no assurance that we will be able to raise adequate capital or generate sufficient cash from operations to continue as a going concern.

Because of our limited operations and the fact that we are not currently generating revenue, we may be unable to service our debt obligations.

We currently have total debt of approximately $3.8 million pursuant to notes issued by us and we are presently unable to meet the debt related interest obligations in the amount of $0.5 million. Our ability to satisfy our current debt service obligations and any additional obligations we might incur will depend upon our future financial and operating performance which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legislative and regulatory factors, many of which are beyond our control. If our cash flow and capital resources continue to be insufficient to fund debt service and general obligations, we may be forced to reduce or delay planned acquisitions, expansion and capital expenditures, sell assets, obtain additional equity capital or restructure debt. We cannot provide assurance that our operating results, cash flow and capital resources will be sufficient for payment of debt service and other future obligations.

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

Risks Relating to Our Company

We have incurred substantial losses since our inception and may never be profitable. Since our inception, we have never been profitable and we have not generated revenue from operations since 2008. As of December 31, 2011, our accumulated deficit was $25.8 million. To become profitable, we must identify additional mineralization and establish economic mineralization on our properties and then develop our properties or locate and enter into agreements with third party operators.  It could be years before we receive any revenues from production, if ever. We may suffer significant additional losses in the future and may never be profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect to incur losses unless and until such time as one or more of our properties enters into commercial production and generates sufficient revenue to fund our continuing operations.

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

These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that:

•	Estimates will be accurate; mineralization estimates will be accurate; or this mineralization can be mined or processed profitably.

•	Any material changes in mineral estimates and grades of mineralization will affect the economic viability of placing a property into production and such property's return on capital. There can be no assurance that minerals recovered in small-scale tests will be recovered in large-scale tests under on-site conditions or in production scale.

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

We may acquire additional exploration stage properties and we may face negative reactions if mineralization is not located on acquired properties. There can be no assurance that we will be able to identify and complete the acquisition of such properties at reasonable prices or on favorable terms and that mineralization will be identified on any properties that we acquire. We may also experience negative reactions from the financial markets if we are unable to successfully complete acquisitions of additional properties or if mineralization is not located on acquired properties. These factors may adversely affect the trading price of our common stock or our financial condition or results of operations.

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

The volatility of mineral prices represents a substantial risk that no amount of planning or technical expertise can fully eliminate. In the event gold and silver prices decline and remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows. Title to mineral properties can be uncertain, and we are at risk of loss of ownership of one or more of our properties. Our ability to explore and operate our properties depends on the validity of our title to that property. Our mineral properties consist of leases of unpatented mining claims, as well as unpatented mining and millsite claims that we control directly. Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the Federal government, which makes the validity of unpatented mining claims uncertain and generally more risky. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from public record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained title opinions covering our entire property, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. There may be valid challenges to the title to our property that, if successful, could impair development and/or operations.

We remain at risk in that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims or challenges to whether a discovery of a valuable mineral exists on every claim.

Our continuing reclamation obligations at the Basin Gulch and our other properties could require significant additional expenditures. We are responsible for the reclamation obligations related to disturbances located on all of our properties, including the Basin Gulch project and the Jungo project. We have posted a bond in the amount of the estimated reclamation obligation at the Jungo and Basin Gulch. There is a risk that any cash bond, even if increased based on the analysis and work performed to update the reclamation obligations, could be inadequate to cover the actual costs of reclamation when carried out. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements and, further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows. The bonds posted related to these properties were expensed when originally paid as they will be used for reclamation purposes.

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

Legislation has been proposed that would significantly affect the mining industry.  Periodically, members of the U.S. Congress have introduced bills that would supplant or alter the provisions of the General Mining Law of 1872 which governs the unpatented claims that we control with respect to our U.S. properties. One such amendment has become law and has imposed a moratorium on the patenting of mining claims, which reduced the security of title provided by unpatented claims such as those on our U.S. properties. If additional legislation is enacted, it could substantially increase the cost of holding unpatented mining claims by requiring payment of royalties, and could significantly impair our ability to develop mineral estimates on unpatented mining claims. Such bills have proposed, among other things, to make permanent the patent moratorium, to impose a Federal royalty on production from unpatented mining claims and to declare certain lands as unsuitable for mining. Although it is impossible to predict at this time what royalties may be imposed in the future, the imposition of such royalties could adversely affect the potential for development of such mining claims, and the economics of existing operating mines on Federal unpatented mining claims. Passage of such legislation could adversely affect our business.

In March 2010, the State of Nevada enacted Assembly Bill No. 6 ("AB6") which sought to balance the state budget by reducing expenditures and increasing certain fees. Among those fee increases was a one-time fee payable in conjunction with the annual filing of an affidavit of the intent to hold a mining claim, with a tiered fee structure applied for holders of 11 or more claims. The fee ranges from $70 per claim for holders of 11 to 199 claims up to $195 per mining claim for holders of 1,300 or more claims as of the date of filing. We filed our annual affidavits of our intent to hold a mining claim. We remain at risk that Nevada may impose additional fees or other levies affecting the mining industry in the future.

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

We depend on a limited number of personnel and the loss of any of these individuals could adversely affect our business. Our company is dependent on key management, namely our Chairman and Chief Executive Officer, our Vice President and Chief Operating Officer, and our Chief Financial Officer. Daniel Hollis, our Chairman and Chief Executive Officer, is responsible for strategic direction and the oversight of our business. Rauno Perttu, our Vice President and Chief Operating Officer, is responsible for the oversight of technical information development, corporate and project development and management.  Thomas Leahey, our Chief Financial Officer, is responsible for treasury management, all accounting activity, reporting and compliance with the Securities and Exchange Commission. We rely heavily on these individuals for the conduct of our business. The loss of any of these officers would significantly and adversely affect our business. In that event, we would be forced to identify and retain an individual to replace the departed officer. We may not be able to replace one or more of these individuals on terms acceptable to us. We have no life insurance on the life of any officer.

Some of our directors may have conflicts of interest as a result of their involvement with other natural resource companies. Some of our directors are directors or officers of other natural resource or mining-related companies or may be involved in related pursuits that could present conflicts of interest with their roles at Dutch Gold. These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict to a meeting of the directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors or management may have a conflict.

Risks Relating to Our Common Stock

Our stock price has historically been volatile and, as a result, you could lose all or part of your investment.

The market price of our common stock has fluctuated significantly and may decline further in fiscal 2012. The fluctuation of the market price of our common stock has been affected by many factors that are beyond our control including: changes in the worldwide price for gold and/or silver, results from our exploration or development efforts and the other risk factors discussed herein.

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

A registration of a significant amount of our outstanding restricted stock may have a negative effect on the trading price of our stock.

At December 31, 2011, shareholders of the Company had 136,748,544 shares of restricted stock, or 27% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements, which we may enter into with institutional lenders, may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the board of directors decides is relevant. Therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

We may issue additional equity shares to fund the Company’s operational requirements which would dilute share ownership.

The Company's continued viability depends on its ability to raise capital. Changes in economic, regulatory or competitive conditions may lead to cost increases. Management may also determine that it is in the best interest of the Company to develop new services or products. In any such case additional financing is required for the Company to meet its operational requirements. There can be no assurances that the Company will be able to obtain such financing on terms acceptable to the Company and at times required by the Company, if at all. In such event, the Company may be required to materially alter its business plan or curtail all or a part of its operational plans.

 Large amounts of our common stock will be eligible for resale under Rule 144.

As of December 31, 2011, 136,748,544 of 507,572,976 issued and outstanding shares of the Company’s common stock were restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 98,234,286 shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a six month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate, as such term is defined in Rule 144(a)(1), of the Company and who has satisfied a two-year holding period. Any substantial sale of the Company's common stock pursuant to Rule 144 may have an adverse effect on the market price of the Company’s shares. This filing will satisfy certain public information requirements necessary for such shares to be sold under Rule 144.

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

Because our common stock is subject to a “chill” by the Depository Trust Clearing Corporation (DTCC), your ability to sell your shares in the secondary trading market may be limited.

Effective close of business Sept 2, 2011, DTCC placed a “chill” on deposit of the Company’s Common Stock. Effectively, this chill restricts shareholders from depositing share of our common stock with brokerage firms to effectuate public resales. This chill has adversely affected the ability of our shareholders to deposit and sell their shares and the Company’s ability to raise funds and is expected to continue to do so until the chill is lifted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2.	PROPERTIES

We generally hold mineral interests through patented and unpatented mining and mill site claims, leases of patented and unpatented mining claims and joint venture and other agreements. Patented and Unpatented mining claims are held subject to paramount title in the United States. In order to retain these claims, we must pay annual maintenance fees to the BLM and to the counties within which the claims are located. Rates for these jurisdictions vary and may change over time. Other obligations that must be met include obtaining and maintaining necessary regulatory permits and lease and option payments to claim owners.

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

Minnie Moore Mines

The Company entered into lease agreements with the Bilbray Trust and the Johnston Trust for a project located near Bellevue, Idaho during the third quarter of 2011. The Company terminated its lease agreement with Minnie Moore Mine effective as of December 31, 2011.

Jungo Project   The Jungo gold exploration project is located approximately 50 miles northwest of the town of Winnemucca, in Humboldt County, Nevada.  Excellent county-maintained gravel roads access it west from Winnemucca then north from Jungo junction.  The last three miles to the property are by poor quality dirt roads.  The property is situated on the eastern margin of the Jackson Mountains.

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

Data from Kernow Resources

During the summer of 2010, DGRI was able to locate information on the historic exploration done on the property.  Key information, including historic drill cuttings and core, with partial assaying, was graciously given to DGRI by Kernow Resources.  DGRI was told that eleven of approximately 20 permitted holes in the Jungo area were actually drilled during the 1990’s.  DGRI is reviewing these cores and cuttings.  Most of these holes were drilled to the west and east of DGRI’s target area because they were targeted on geophysical anomalies.  DGRI is focused on apparently younger silicified volcanic vent materials that appear to be low in sulfides, and unlikely to form a strong geophysical signature.  It appears that the previous explorers didn’t recognize the vent structures while they were focused on drilling the sulfide-related geophysical targets and a visibly copper-stained vein system.

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

“Sulphide mineralization sampled from outcrop and trenches contain anomalous gold, silver, mercury, copper and zinc values. Gold assays from trenching and outcrop range between 0.1 g/t Au and 37 g/t Au. The “sulphide” zone which trends north northeast across the property has been intersected in several drill holes containing in one instance 2.71% copper, 0.048 opt gold and 1.7 opt (ounces per ton) silver over 14 feet. (Hole SH-6C, a diamond drill hole).”

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

2011 Developments

During January of 2011, the Company completed drill core hole 11-1C at Jungo, to angle across a portion of the interpreted volcanic breccia pipe.  The hole was angled -60 degrees northwest to undercut a trench dug earlier by Dutch that crossed a broad mineralized zone with strong silicification, sinter, and fine-grained igneous rocks.

The core hole confirmed the trench structure.  The core interval from 60 feet to 336 feet was dominated by fine-grained shallow sialic igneous rock mixed with local blocks and fragments of Pretertiary sedimentary rocks and chloritized diorite. The interval contained abundant bleaching, silicification, clay-like alteration, and apparent volcanic ash and pumice.  The entire interval contained very abundant sulfides, with local zones that are mostly pyrite.  The sulfides are associated with zones of shearing, tectonic flow structures, and crackle breccia textures.  The interval appears to cross a volcanic vent zone that developed along the range front faulting.

The property appears to contain at least two mineral systems, an earlier, higher temperature copper-dominated system, and a later lower temperature gold and silver dominated system.

The drill hole intersected an interval containing 1.4 percent copper from 55 to 70 feet.  This copper zone has been encountered in trenches and prior drilling on the property to the north.  Although the interpreted vent zone in the drill hole is considered to be high in the structure, almost all of the zone from 60 feet to 336 feet contained measurable levels of gold.  The interval from 75 feet to 80 feet assayed 0.017 opt gold and 0.2 opt silver.  The interval from 105 feet to 115 feet assayed 0.02 opt gold and 0.5 opt silver.  The interval from 146 feet to 148 feet assayed 0.04 opt gold and 0.5 opt silver.  A two-inch sample selected for more detailed assaying at 105 feet assayed 0.5 opt gold and 10 opt silver, suggesting a possible nugget effect.

The Company considers this drill hole to be encouraging.  The hole intersected a strong, thick zone with strong sulfides.  The strong sulfides, coupled with strong arsenic and measurable gold and silver over a broad zone at a very shallow part of the system suggests to the Company that this zone needs to be drilled at deeper levels to explore for high grade mineralization.  The Company’s trenching and drilling have established persistent mineralization over an open-ended area several hundred feet wide that extends for 2,000 foot along the range front and has not yet been limited.

DGRI’s Overview of Project and Joint Venture Agreement

DGRI has been contacted by outside companies, at least one of which is actively exploring in the local area, regarding a possible leasing or joint venture arrangement.  DGRI believes the property has significant promise.  DGRI believes the geology of the Jungo project has similarities to the geology of numerous other projects in the immediate area.

On September 2, 2011, the Company announced a joint venture with Avidian Gold USA, Inc. (“Avidian”) a privately held company. Under the terms of the agreement, Avidian is responsible for the carrying costs of the project, including fees and taxes. Avidian is obligated to perform certain drilling and exploration activities under the lease.

Basin Gulch Project

The following map illustrates the general location of the Basin Gulch Project in Montana:

20

Description of Basin Gulch Property, Montana

The Basin Gulch area has historically been mined by traditional placer methods, including hydraulic mining since the early part of the last century. The remains of this mining activity still exist on the site in the form of collapsed short adits, excavations, mine ponds, remains of log cabins and outbuildings, and log and dirt dams and hydraulic diversion structures. Magma Gold Inc. (MGI), who discovered the Basin Gulch deposit, explored the lode source of the placer gold from the late 1980s until 1997. To date, 329 reverse circulation and core holes have been drilled on the property for a total of 91,000 feet, with holes ranging from 80 feet to 1,050 feet in depth. In addition, 40 test trenches with a total length of 17,000 feet have taken place. In addition to the drilling, there have been two geophysical surveys, soil geochemistry surveys, topographic surveys, and geologic mapping projects carried out on the property. Most of these studies were conducted under the direction of Rauno Perttu, DGRI’s COO, and DGRI possess most of the information from these activities.

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

Miners and earlier geologists had mistakenly identified them as stream gravel and cobbles. Rauno Perttu, who discovered the Basin Gulch deposit in 1987, was the first to recognize the diatreme complex. He noticed that a significant part of the historic placering had actually been of the upper oxidized portion of the diatreme complex. The diatreme is so extensive, and the clasts are so rounded by mechanical and chemical erosion within the diatreme that miners and earlier geologists as stream gravel and cobbles had mistakenly identified them.  The nature of the clasts and matrix, plus geological details, led to the recognition of the diatreme complex.  Later geophysical studies and drilling confirmed this reinterpretation.  To DGRI, the fact that the upper diatreme had been successfully placer mined for coarse free gold is encouraging, and DGRI plans future testing for coarse gold within the diatreme.

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

The Claims:

The claims are all located in south-central Granite County, in portions of Section 34, Township 7 North, Range 16 West, and Sections 3, 4, and 9, Township 6 North, Range 16 West. The patented mining claims making up the Basin Gulch Group include the following:

(i)	Landes	(Mineral Survey 5565)

(ii)	Shylock	(Mineral Survey 6354)

(iii)	Shively	(Mineral Survey 5755)

(iv)	Quartz Hill	(Mineral Survey 5564)

(v)	Spencerian	(Mineral Survey 8140)

(vi)	Gold Hill 5	(Mineral Survey 5755)

(vii)	Basin	(Mineral Survey 9026)

(viii)	Blue Bell Lode	(Mineral Survey 9530)

(ix)	White Pine	(Mineral Survey 8137)

(x)	Yellow Pine	(Mineral Survey 8139)

(xi)	Jack White	(Mineral Survey 8138)

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

Rauno Perttu explored the lode source of the placer gold, and the surrounding region, from the late 1980s until 1997. To date, 329 reverse circulation and core holes have been drilled on the property for a total of 91,000 feet, with holes ranging from 80 feet to 1,050 feet in depth. In addition, 40 test trenches with a total length of 17,000 feet have taken place. DGRI’s predecessors, Magma Gold, Inc. (Mr. Perttu’s private company), Chevron Resources, and Cyprus Exploration have performed the work at various stages in the project. In addition to the drilling, there have been two geophysical surveys, soil geochemistry surveys, topographic surveys, geologic mapping projects, and a wide variety of permitting-related studies carried out on the property.  The permitting-related studies included archaeological, soils, water, plants and animals, and even a year-long operating weather station.

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

2012 Evaluations

The Basin Gulch property was locally extensively drilled as a potential large, low-grade open-pit mine, but is being revaluated for its localized high-grade deposits.  During the first half of 2012 DGRI plans to focus on selected areas where earlier drilling intersected high-grade mineralization at shallow levels.  DGRI has selected the first three of these areas for new drilling.  Much of this new drilling will be in the form of “in-fill” drilling to better understand the geometry and continuity of already identified high-grade zones.  The goal of this planned new drilling will be to reach a confidence level that will allow the development of an early small shallow test mine.

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

Some major Montana gold and silver systems are also associated with diatremes.  The diatreme complex at Basin Gulch is much larger and has not been drilled at depth.

DGRI plans to permit and begin to test the diatreme complex for a postulated “boiling zone” ore body during the second half of 2012.  While there is no certainty of successfully finding such an ore body, DGRI is encouraged by the size and pervasiveness of the mineralization associated with the Basin Gulch diatreme complex.  The Company is further encouraged that a slice of diatreme apparently brought up in a fault zone that cuts through, and many have been a control structure for the diatreme complex, contains strong mineralization that locally exceeds an ounce per ton of gold.

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

A 300-foot follow-up core hole that was stepped out 10 feet from 94-5RC averaged 0.099 gold equivalents over its entire length.  Within the core hole, the interval from 136 feet to 201 feet (65 feet) averaged 0.308 opt gold equivalent.  The core hole also passed out of the sidewall of the diatreme.

At Basin Gulch, the Company is planning a staged series of activities prior to any proposed development decision. The following steps are planned for the first Basin Gulch target area, a segment of the Basin Gulch fault adjacent to and north of the diatreme complex.

A.	Once sufficient funds are raised, the Company intends to commence a series of angled in-fill holes across that segment of the Basin Gulch fault to determine continuity, grade, and geometry of the mineralization that was encountered by the holes previously drilled into the structure. The ultimate number and location of holes will be determined by the progressive results of the drilling.
B.	When enough drill hole information has been completed, samples of the material to be mined will be sent to a laboratory such as Kappes, Cassiday and Associates or Dawson Metallurgical Laboratories for recovery testing. Both of these laboratories, among others, have already tested significant volumes of material from the property for recovery characteristics, with excellent results.

C.	An engineering evaluation will be completed. Depending on favorable results in the steps above, appropriate studies will be completed to obtain the required permits from the State of Montana. Should a Small Miners Exclusion be determined as the best method of moving into test mining and/or development, these studies may be minimal, as long as the terms of a Small Miners Exclusion are followed. If this is the preferred option, the Company may initiate the studies to expand to a fully permitted underground operation. These steps have been discussed with State officials. A large number of studies were historically completed on the property under the supervision of Rauno Perttu. These included archaeological studies, threatened and endangered plants and animals reviews, water testing, an on-site weather station that operated for a year, soils studies, and wetlands studies. No impediments to production were historically found, however, the studies that would apply to a new underground mine would have to be updated.

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

Core drilling was begun by an experienced licensed mining engineer, Bill Hansen, who will supervise sawing of the core into two halves using his employee and a Company-owned saw. The core has divided into five-foot samples where there is no obvious formation/mineralization boundary. Samples were stopped at obvious geological breaks.  Each five-foot or less interval will be prepared and assayed by ALS Chemex.  Because of coarse gold at Basin Gulch, select intervals of the pulp will be additionally bulk-tested for coarse gold. While the 2011 program was cut short, the Company believes that the results of the program, when combined with the planned 2012 bulk sampling will confirm the previous coarse gold.

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

Montana DEQ has primacy at the Basin Gulch project. In addition, the drilling at Basin Gulch is on private land. Because a segment of the access road crossed Forest Service land, we needed a snow removal permit from the Forest Service, which has been obtained. A bond was placed and the Montana DEQ granted a permit before work started. Rauno Perttu, whose career as an economic geologist has spanned some forty years, supervises all of the work on this project. A copy of Mr. Perttu’s CV is available at www.DutchGold.com. Mr. Bill Hansen, a mining engineer with some thirty years of experience. Mr. Hansen has extensive experience on the property being drilled by his firm at Basin Gulch.

Permitting Status:

The Company had received a drilling permit in February of 2011 and has posted the requisite bond. New exploration permits were applied for by DGRI and the previous extensive permitting process in the 1990s helped to streamline new permits.  In addition, the previous studies were directed at an open-pit mine. Our new permitting will be directed at a low-impact underground mine, after sufficient high-grade material is blocked out to justify new studies and applications.

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

2011 Program Result

During the first quarter of 2011, Dutch drilled a 266-foot geological exploration hole in an area with no rock exposures approximately 2,000 feet from the edge of the defined mineralized area, to confirm the location of a known fault. The fault is believed to be important to controlling gold mineralization, and where intersected, by previous drilling at other locations, was always strongly mineralized. The hole did not reach the target fault, which appears to be further north than originally estimated.

During the second quarter, Dutch refocused its drilling to infill an area with known coarse gold, which appears to have been the source of much of the placer gold that was historically mined along the Basin Gulch drainage. This area is within one of the individual diatremes in the nested diatreme complex. Four shallow holes angled from two locations were completed. Ten more core holes from five additional locations are planned.

The historical holes that were drilled at the location during the 1990’s showed areas of consistently strong coarse gold, which weren’t identified until bulk testing of the drill cuttings was conducted. These historically defined areas of consistent coarse gold appear to follow predictable zones or structures.

Three of the four holes that were completed appeared to be confined within the diatreme vent, and above the boiling zone. The first two of these holes showed persistent low-grade gold and silver mineralization. The third of these holes averaged better than an ounce per ton silver, with low-grade gold mineralization from the surface to 82 feet, and again from 127 feet to the bottom of the hole at 150 feet. Dutch considers this continuous mineralization to be very encouraging for future drilling deeper into the boiling zone. Until bulk sampling of these holes is completed, the possibility remains that, as with the historic drill holes in the area, bulk testing may demonstrate potentially economic zones of coarse gold.

The fourth hole BG11-4C was drilled to a total depth of 203 feet. The hole was sited to pass through the side wall of one of the diatreme vents in the nested diatreme complex at an intercept angle of 60 degrees. The assay results are considered preliminary because bulk testing of BG11-4C remains to be completed.

The drill hole assayed consistent background values of a half ounce silver per ton, with persistent gold values of 0.0x per ton. The interval from 73 feet to 78 feet assayed 0.1 opt gold and 0.5 opt silver. The interval from 88 feet to 143 feet contained consistently stronger silver values, up to three ounces per ton. Re-assays of the zone at 150 feet showed 0.2 opt gold and 7 opt silver. The difference in the assays strongly suggests a nugget effect. The measurable gold and silver values persisted to the bottom of the hole. A nearby historic drill hole, BG97-24RC, contained 0.0x opt gold throughout its 400 foot length. Subsequent bulk testing of the historic hole’s drill cuttings discovered 0.15 opt gold from the surface to 10 feet, underlain by 0.378 opt gold from 10 to 20 feet, and 0.215 opt gold from 110 to 120 feet.

Dutch Gold believes that bulk testing of the BG11-4C core is likely to show similar zones of coarse gold concentration, because of its proximity to BG97-24RC, and because of the variation in gold content of paired assays in BG11-4C. The Company is intrigued to see the strong silver values over a broad cross-section of the vent wall. Dutch Gold believes, based on this hole and some historic holes, that the walls of this particular vent are silver-enriched and looks forward to getting bulk assay results from holes already drilled and from planned holes sited further into this vent. The majority of holes drilled into this vent had local high-grade intercepts, to over an ounce per ton.

Gold Bug Project

The following maps  illustrate the general location of the Gold Bug Project in Oregon:

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

The Company owns certain idle, milling equipment at the Rendata Industrial Park in Grants Pass, Oregon. The equipment may be put back into operation with minimal capital expenditure.

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

Redwood Management, LLC vs. Dutch Gold Resources, Inc.

On October 20, 2010, Redwood Management LLC (“Redwood”) commenced an action in the 17th Judicial Circuit in and for Broward County Florida alleging that the company failed to deliver payment on certain convertible notes issued to Redwood by the Company. A default judgment was entered against Company. The Company plans to reopen the default judgment and vigorously defend the allegations and such claims.

Hunter vs. Dutch Gold Resources, Inc.

On December 12, 2011, Timothy Hunter, former employee of Dutch Mining, LLC, brought a labor/contract claim against Dutch Mining, LLC and the Company in the United States District Court for the District of Oregon Portland Division. The Plaintiff seeks payments under certain contract between him and Dutch Mining, LLC. The Company has made the appropriate provisions relating to this claim in its financial statements as of December 31, 2011.

James De Smet vs. Dutch Mining, LLC

On February 12, 2011, James De Smet commenced an action for a trade payables claim against Dutch Mining LLC in the amount of $17,213.96. On September 23, 2011, a default judgment was entered against Dutch Mining, LLC in the Circuit Court of the State of Oregon for Josephine County. The Company has made the appropriate provisions relating to this claim in its financial statements as of December 31, 2011.

Jassam Al Kassab vs. Dutch Gold, Inc., Et Al.

On July 25, 2011, Jassam Al Kassab, commenced an action in the Supreme Court of British Columbia and has sued the Company to have a settlement agreement aside and collect additional shares of common stock from the Company. The Company has filed an answer in the action and is defending any further liability in this matter. The Company maintains that the previously agreed settlement should be honored.

Thompson Law LLC vs. Dutch Gold Resources, Inc.

On January 20, 2011, Thompson Law LLC, filed an action against the Company in the Superior Court of the County of Fulton. The Company has entered into a settlement agreement with the Plaintiff and has made the appropriate provisions relating to this settlement in its financial statements as of December 31, 2011.

Lippert/Heilshorn v. Dutch Gold Resources, Inc.

Lippert/Heilshorn commenced an action to collect consulting fees allegedly owed by the Corporation and Shamika 2 Gold, Inc. in the alleged, aggregate amount of $51,442.57. The Company intends to vigorously defend the allegations and such claims and believes the appropriate provisions relating to this claim have been made in the Company’s financial statements as of December 31, 2011.

On April 8, 2010, the Company was advised that the Securities and Exchange Commission is conducting an investigation in the Company in the matter identified as Dutch Gold Resources, Inc, Case No. A-03222. In accordance with the investigation, the Company and its Chief Executive Officer, Daniel W. Hollis, received subpoenas to produce documents and testify before the Commission. Neither the Company nor Mr. Hollis have been notified of the nature of the investigation. The Company has fully cooperated with the investigation supplying both documentation and testimony in response to the request for information. On March 6, 2012, the Company and its Chief Executive Officer were notified that the investigation had been completed and that the Commission does not intend to recommend any enforcement action against the Company or Mr. Hollis.

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

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and this Item is included in Exhibit 95 to this annual report on Form 10-K. There are no current mine safety violations for the Company.

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

Year Ended December 31, 2011	High Bid	Low Bid

Fourth Quarter	$0.0092	$0.0018
Third Quarter	$0.011	$0.0058
Second Quarter	$0.0159	$0.0099
First Quarter	$0.0266	$0.0012

Year Ended December 31, 2010	High Bid	Low Bid

Fourth Quarter	$0.02	$0.02
Third Quarter	$0.01	$0.01
Second Quarter	$0.02	$0.02
First Quarter	$0.15	$0.14

(b) Holders

As of December 31, 2011, we had 4,129 stockholders of record of our common stock.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the last three fiscal years ended December 31, 2011, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions.

During the twelve months ending December 31, 2011, the Company issued 161,323,931 shares of its Common Stock for the conversion of debt in the amount of $1,073,483.

On December 11, 2011, 8,421,053 shares of its Common Stock for the conversion of debt in the amount of $16,000.

On October 27, 2011, the Company issued a convertible promissory note in the original principal amount of $45,000 with interest at the rate of eight percent (8%) per annum. Principal and interest on the note are due on July 31, 2012 and is convertible into shares of the Company’s Common Stock at the rate of at the rate equal to fifty percent (50%) of the of the average of the lowest three trading prices for the ten trading days preceding a conversion notice by the lender.

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

On April 8, 2011, the Company entered into a forbearance agreement with two convertible promissory noteholders which resulted in the issuance of 4,000,000 common shares and 2,500,000 in Series B Convertible Preferred stock. In addition to this 2,500,000 Series B Convertible Preferred share issuance, 1,000,000 in Series B Convertible Preferred shares were issued each to two executives in order to compensate these executives for their services. The $183,000 total fair value of the stock issued was computed based on utilizing the market value (the price of the last reported trade) of the DGRI stock on the date of issue, application of a preference premium as well as factoring in a liquidity discount. A total of $183,000 was expensed for the year ended December 31, 2011 and is reflected within Selling, general and administrative expense in the Company’s Condensed Consolidated Statement of Operations at December 31, 2011. The Series B Convertible Preferred stock provides the conversion right to common shares along with voting rights over common shareholders.

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

During the twelve months ending December 31, 2010, the Company issued 184,641,020 shares of its Common Stock for the conversion of debt in the amount of $1,120,810.

During the twelve months ending December 31, 2010, the Company issued 5,6,96,000 shares of its Common Stock for subscription proceeds in the aggregate amount of 94,600.

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

On September 28, 2010, the Company issued a convertible promissory note in the original principal amount of $40,000 with interest at the rate of eight percent (8%) per annum.  Principal and interest on the note are due on June 30, 2011 and is convertible into shares of the Company’s Common Stock at the rate equal to fifty (50%) of the of the average of the lowest three trading prices for the ten trading days preceding a conversion notice by the lender.

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

GOING CONCERN

In connection with their audit report on our consolidated financial statements as of December 31, 2011, Hancock Askew & Co., LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to generate revenues and raise capital.

We have explored, and continue to explore, all avenues possible to raise the funds required. We have no revenue-producing activity. We also need capital to fund overhead and administrative costs as well as transaction expenses. At December 31, 2011, accounts payable to vendors totaled $1,091,709.  At December 31, 2011, our cash requirement was approximately $75,000 per month. We have met our operating costs to date through the equity and debt financing from our shareholders and other investors; however, there can be no assurance that our shareholders and other investors will be able or willing to make additional investments in the future to fund continued operations. In addition, as of December 31, 2011, the Company does not have the authorized shares available for issuance in order to satisfy the conversion features related to its financial instruments or equity awards granted.

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

Liquidity and Capital Resources

We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of debt. With limited liquid assets and fully depreciated fixed assets, the availability of funds from traditional sources of debt will be limited, and we cannot provide assurance that these sources of funds will be available in the future.  The Company will take sufficient action to raise additional debt and or equity as the markets will allow. In addition, as of December 31, 2011, the Company does not have the authorized shares available for issuance in order to satisfy the conversion features related to its financial instruments or equity awards granted.

As of December 31, 2011, the Company had a cash balance of $628. We estimate that, based upon our current business, we will require cash resources of up to $3,000,000 over the next two years. Although not certain or guaranteed, the Company believes that it has access to sufficient funding through fiscal 2012.

Cash Flow

For the twelve months ended December 31, 2011, net cash used by operating activities approximated $1.7 million resulting primarily from continued operating losses. For the twelve month period ended December 31, 2011, cash provided by investing activities totaled $0.2 million which primarily consisted of $0.1 million in cash used to purchase shares under a subscription agreement offset by $0.4 million in cash proceeds resulting from the sale of securities. Financing activities provided for the period were $1.4 million and consisted mainly of proceeds received from notes payable of $0.6 million and the issuance of convertible notes payable of $0.5 million along with proceeds received from convertible preferred stock of $0.3 million. We expect to continue to have operating cash flow deficiencies for the near term.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2010

The operating loss for the twelve months ended December 31, 2011 was $2,679,597, compared to an operating loss of $3,107,501 for the year ended December 31, 2010, representing an improvement of $427,904. A substantial portion of the improvement is related to a reduction in professional fees by $1,288,152 for 2011. A large portion of the 2010 professional fees were related to stock issued to financial consultants in connection with assisting the Company in raising funds and pursuing possible acquisitions. In 2011, as the Company still incurred related expenditures, management was able to rely less on outside consultants and raise additional funds internally through previously established relationships.

Interest expense and financing costs for the twelve months ended December 31, 2011 were $1,480,089 as compared to $646,262 for the twelve months ended December 31, 2010, an increase of $833,827. An increase in interest expense in 2011 results from interest recorded on a large number of convertible notes that were issued in late 2010 and during 2011. The accretion of the related debt discount and amortization of the related deferred financing costs incurred in obtaining these convertible notes has resulted in an increase in interest expense reported in 2011. In addition, an increase in interest expense was recorded in 2011 related to forbearance agreements executed with two noteholders in 2011.

The net loss for the twelve months ended December 31, 2011 was $4,581,152 as compared to $3,698,293, for the twelve month period ended December 31, 2010, representing an increased loss of $882,859. Net loss increased for the year resulting from an increase in selling, general and administrative expenditures along with an increase in interest expense incurred resulting from the convertible notes issuances as discussed above. The increase in selling, general and administrative expense for 2011 primarily results from the following: general and administrative expense recorded in 2011 pertaining to an increase in convertible preferred stock issuances in 2011 for services performed with a higher aggregate fair value compared to similar issuances in 2010; options granted in 2011 with no comparable option grants in 2010; and an increase in other general and administrative related expenditures including but not limited to expenditures incurred related to current exploration activities. In addition, the Company incurred losses in the amount of $846,128 for the year ended December 31, 2011 related to the realized loss on the sale of securities. Similar transactions did not occur for the comparable period in fiscal 2010.

The Company continues to actively review its exploration targets in proximity to its existing mines. The Company is also focused on new opportunities and on the ground purchases elsewhere in the Americas. The Company is largely focused on developing its future based on its exploration successes and organic growth.  Certain key factors, which have not had an impact on past operations, may affect our future operating results. These include, but are not limited to, the following:

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

Off-Balance Sheet Arrangements

The Company was not involved in any significant off-balance sheet arrangement during the period ended December 31, 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of the Company, together with the report thereon of the independent registered public accounting firm, are set forth on the pages of this Annual Report on Form 10-K indicated below.

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

Report of Independent Registered Public Accounting Firm

Board of Directors

Dutch Gold Resources, Inc.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Dutch Gold Resources, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2011.  These financial statements are the responsibility of the management of Dutch Gold Resources, Inc.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dutch Gold Resources, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Dutch Gold Resources, Inc. will continue as a going concern.  As discussed in Note 16 to the consolidated financial statements, the Company has limited liquidity and has incurred recurring losses from operations and other conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 16.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hancock Askew & Co., LLP

Norcross, Georgia

April 13, 2012

DUTCH GOLD RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$628	$127,397
Investments available for sale at fair value	-	3,188,250
Investments in trading securities at fair value	-	-
Deferred financing costs, net	2,414	-
Other current assets	50,000	150,000

Total current assets	53,042	3,465,647

LONG-TERM ASSETS:
Mineral properties	2,581,155	2,581,155
Property, plant and equipment at cost	2,173,628	2,358,424
Less accumulated depreciation	(2,173,628)	(2,112,009)

Net mineral properties and property, plant and equipment	2,581,155	2,827,570

Other assets	11,600	11,600

TOTAL ASSETS	$2,645,797	$6,304,817

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,091,709	$957,626
Accounts payable-related parties	599,083	742,947
Notes payable	2,423,000	2,473,962
Loans from shareholders	141,907	150,000
Convertible notes payable, net	843,460	582,084
Payroll liabilities	772,981	658,112
Deferred production royalty revenue	15,000	-
Accrued liabilities	689,786	337,443

Total current liabilities	6,576,926	5,902,174

LONG-TERM LIABILITIES:
Warrant liability	724,861	1,661,163

TOTAL LIABILITIES	7,301,787	7,563,337

Commitments and contingencies (Note 17)

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value; 20,000,000 authorized, none issued or outstanding	-	-
Series A, Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized, issued and outstanding at December 31, 2011 and 2010	2,000	2,000
Series B, Convertible Preferred Stock, $.001 par value; 5,000,000 shares authorized,4,500,000 issued and outstanding at December 31, 2011; none authorized, issued and outstanding at December 31, 2010	4,500	-
Series C, Convertible Preferred Stock, $.001 par value; 40,000 shares authorized, 25,000 issued and outstanding at December 31, 2011; none authorized, issued and outstanding at December 31, 2010	25	-
Common stock, $.001 par value; 750,000,000 shares authorized, 507,572,976 issued and outstanding at December 31, 2011; 372,008,907 issued and outstanding at December 31, 2010	507,573	372,009
Additional paid-in-capital	20,553,166	17,547,573
Stock subscriptions	104,058	104,058
Accumulated deficit	(25,827,312)	(21,246,160)
Accumulated other comprehensive income	-	1,962,000

Total stockholders' deficit	(4,655,990)	(1,258,520)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,645,797	$6,304,817

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010

Revenue

Sales	$-	$-
Cost of sales	-	-

Gross profit	-	-

Operational Expenses

Selling, general and administrative expenses	1,731,919	1,059,800
Professional fees	756,763	2,044,915
Write-off of other assets	-	118,252
Gain from settlement of accounts payable	-	(188,945)
Gain from debt settlement	-	(406,277)
Gain from sale of equipment	(55,500)	-
Depreciation	246,415	479,756

Total operating expenses	2,679,597	3,107,501

Operating loss	(2,679,597)	(3,107,501)

Other income (expense)

Interest expense, net	(1,476,647)	(338,262)
Financial settlement expense	(3,442)	(308,000)
Change in fair value of warrants	624,662	(176,359)
Gain from sale of Aultra investment	-	217,177
Unrealized loss on trading securities	(200,000)	-
Realized (loss) gain on sale of securities	(846,128)	14,652

Loss before income taxes	(4,581,152)	(3,698,293)

Provision for income taxes	-	-

Net loss	(4,581,152)	(3,698,293)

Basic and diluted loss per share	$(0.01)	$(0.02)
Weighted average shares outstanding	488,359,466	210,819,715

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010

Operating activities:

Net loss	$(4,581,152)	$(3,698,293)
Adjustments to reconcile net loss to cash used in operating activities
Gain from settlement of accounts payable	-	(188,945)
Gain from reversal of unrealized accruals	(100,000)	-
Loss from write-off of other assets	-	118,252
Common stock issued for payment of interest owed	-	9,800
Common stock issued for services	-	1,380,041
Common stock issued to extend certain convertible note maturity dates	48,800	-
Transfer of assets to extend certain convertible note maturity dates	10,000	-
Common stock issued for other settlements	53,200	308,000
Common stock issued to settle accrued expenses	78,107	51,434
Preferred stock issued in exchange for services	183,000	-
Preferred stock issued to extend certain convertible note maturity dates	228,750	-
Gain from sale of equipment applied to payroll liability	(55,500)	-
Accretion of debt discount	840,786	98,070
Reserve on notes receivable	43,624	-
Depreciation	246,415	479,756
Stock compensation expense for options granted	52,017	-
Warrant expense - issuances	152,703	-
Change in fair value of warrants	(624,662)	176,359
Amortization of deferred financing costs	24,136	-
Gain on sale of Aultra Investment	-	(217,177)
Net realized loss on sale of securities	846,128	(14,652)
Unrealized loss on trading securities	200,000	-
Gain from debt settlement	-	(406,277)
Changes in assets and liabilities
Accounts payable	134,083	270,009
Accounts payable-related parties	(43,864)	436,152
Deferred production royalty revenue	15,000	-
Accrued liabilities	352,343	49,864
Payroll liabilities	170,369	99,426
Net cash used in operating activities	(1,725,717)	(1,048,181)

Investing activities:
Proceeds from sale of securities	413,744	25,902
Purchases of securities	(43,622)	-
Purchases under subscription agreement	(100,000)	(100,000)
Investments in notes receivable	(43,624)	-

Net cash provided by (used in) investing activities	226,498	(74,098)

Financing activities:
Deferred financing costs	(26,550)	-
Proceeds from sale of common stock	-	94,600
Proceeds from sale of convertible preferred stock	250,000	-
Proceeds from stock subscriptions	-	34,458
Proceeds from loans from shareholders	111,000	-
Proceeds from notes payable	575,000	394,036
Proceeds from convertible notes payable	463,000	707,060
Payments on notes payable	-	(5,000)

Net cash provided by financing activities	1,372,450	1,225,154

Net decrease in cash and cash equivalents	(126,769)	102,875

Cash and cash equivalents at beginning of period	127,397	24,522

Cash and cash equivalents at end of period	$628	$127,397

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	$-	$-

Non-cash Transactions:
Common stock issued to settle debt	$1,073,483	$1,120,810
Common stock issued in exchange for services	-	250,000
Common stock issued for acquisition	-	2,716,155
Reduction of warrant liability due to expiration of warrants	464,343	1,057,275

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock					Accumulated
		Dollars at Par		Dollars at Par		Dollars at Par		Dollars at Par	Paid in Cap.	Stock	Accumulated	Other Comprehensive	Stockholders'
	Shares	($.001)	Shares	($.001)	Shares	($.001)	Shares	($.001)	Dollars $	Subscriptions	Deficit	(Loss) Income	Deficit

Balances 1/1/10	-	$-	-	$-	-	$-	115,717,375	$115,717	$10,549,581	$69,600	$(17,547,867)	-	$(6,812,969)

Comprehensive loss:
Net loss											(3,698,293)		(3,698,293)
Other comprehensive income:
Unrealized gain on securities												1,962,000	1,962,000
Total comprehensive loss													(1,736,293)

Preferred shares issued in exchange for services Accounts payable - related parties	2,000,000	2,000							248,000				250,000

Common shares issued for cash							5,696,000	5,696	88,904				94,600

Stock subscriptions, net										34,458			34,458

Common shares issued for services							21,089,399	21,089	1,358,952				1,380,041

Common shares issued to settle debt							184,641,020	184,641	936,169				1,120,810

Common shares issued for payment of interest							3,234,582	3,235	6,565				9,800

Common shares issued to settle accrued expenses							2,062,559	2,063	49,371				51,434

Common shares issued for other settlements							19,448,305	19,448	288,552				308,000

Common shares issued for acquisition							20,119,667	20,120	2,696,035				2,716,155

Beneficial conversion feature of debt instrument									293,046				293,046

Fair value of warrants from issuances									(24,877)				(24,877)

Fair value of warrants from expirations									1,057,275				1,057,275

Balances 12/31/10	2,000,000	$2,000	-	$-	-	$-	372,008,907	$372,009	$17,547,573	$104,058	$(21,246,160)	$1,962,000	$(1,258,520)

Comprehensive loss:
Net loss											(4,581,152)		(4,581,152)
Other comprehensive income:
Reclassification out of other comprehensive income												(1,962,000)	(1,962,000)
Total comprehensive loss													(6,543,152)

Series B convertible preferred shares issued in exchange for services			2,000,000	2,000					181,000				183,000

Series B convertible preferred shares issued to extend certain convertible note maturity dates			2,500,000	2,500					226,250				228,750

Series C convertible preferred shares issued for cash					25,000	25			249,975				250,000

Common shares issued to settle debt							161,323,931	161,324	912,159				1,073,483

Common shares issued to settle accrued expenses							4,130,305	4,130	73,977				78,107

Common shares issued for other settlements							4,000,000	4,000	49,200				53,200

Common shares issued for services cancelled							(37,890,167)	(37,890)	37,890				-

Common shares issued to extend certain convertible note maturity dates							4,000,000	4,000	44,800				48,800

Beneficial conversion feature of debt instrument									713,982				713,982

Fair value of warrants from expirations									464,343				464,343

Stock option expense									52,017				52,017

Balances 12/31/2011	2,000,000	$2,000	4,500,000	$4,500	25,000	$25	507,572,976	$507,573	$20,553,166	$104,058	$(25,827,312)	$-	$(4,655,990)

See notes to consolidated financial statements

DUTCH GOLD RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Dutch Gold Resources, Inc. is engaged in the acquisition and exploration of gold mining and other mineral related projects. The Company is focused on developing its existing mining properties in North America and acquiring and developing new mines with the expectation that the properties can enter production within 12 to 24 months. The Company operates in one reporting segment.

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

The Company categorizes its investments as either trading, available for sale, or held to maturity.  The Company does not hold any securities that we believe would be considered held to maturity.  Prior to third quarter 2011, the Company’s investments were comprised of available-for-sale securities carried at fair value with unrealized gains and losses, net of applicable income taxes, recorded within accumulated other comprehensive income.  Commencing on September 30, 2011, as discussed in Note 3, these investments which consist of Shamika 2 Gold common stock, were reclassified as trading securities with any unrealized gains and losses recorded in earnings. The Company reviews its investments quarterly for declines in market value that are other than temporary in addition to re-evaluating the investment classification. No investments were deemed permanently impaired at December 31, 2011.

DUTCH GOLD RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, investments, accounts payable, notes payables, loans from shareholders and accrued expenses.  The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair value due to the short term nature of such items. The fair values of the Company's debt instruments are calculated based on debt with similar maturities, credit quality and current market rates of interest. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant risks arising from these financial instruments.

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

The Company’s operations are all related to the minerals and mining industry. A reduction in mineral prices or other disturbances in the minerals market could have an adverse effect on the Company’s operations once production commences.

MINERAL PROPERTIES, MINERAL CLAIM PAYMENTS AND EXPLORATION EXPENSES

The Company expenses all costs related to the acquisition, maintenance and exploration of the unproven mineral properties to which it has secured exploration rights. If and when the Company has demonstrated that the mineralization can be profitability mined, then subsequent development costs of the property will be capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable mineralization. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore all costs have been expensed. The costs related to acquisition, maintenance and exploration were not material for the years presented.

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

In accordance with the Aultra Gold Asset Purchase Agreement as documented in Note 2, the Company acquired substantially all of the assets related to Aultra Gold’s gold and mineral business. Management determined that the value of the assets obtained primarily relate to the mineral rights associated with the property in Basin Gulch, Montana. Based on these findings, management estimated the value beyond estimated mineralization (VBEM) and the Company determined that the fair value of the total consideration paid of $2,581,155 resulting from the Asset Purchase Agreement should be allocated to the mineral rights acquired. The Company has recorded the acquired mineral rights fair value as Mineral properties on the consolidated balance sheets as a separate component of property, plant and equipment. The Company performed an impairment analysis of this mineral property recorded value as of December 31, 2011 and noted no impairment.

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

Although management has made a reasonable estimate of factors based on current conditions and information, assumptions underlying future cash flows are subject to significant risks and uncertainties. Estimates of undiscounted future cash flows are dependent upon estimates of metals to be recovered from ore mineralization, and to some extent, identified resources beyond initial mineralization, future production and capital costs and estimated metals prices (considering current and historical prices, forward pricing curves and related factors) over the estimated remaining mine life. It is reasonably possible that changes could occur in the near term that could adversely affect our estimate of future cash flows to be generated from our operating properties. If undiscounted cash flows including an asset’s fair value are less than the carrying value of a property, an impairment loss is recognized. The Company’s fixed assets as recorded on the consolidated balance sheets as of December 31, 2011, are fully depreciated.

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental expenditures as of December 31, 2011 is not needed.

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

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no mining projects in production as of December 31, 2011, and the asset retirement obligations are usually created as part of the production process. Accordingly, at December 31, 2011, the Company had no asset retirement obligations.

DUTCH GOLD RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONVERTIBLE INSTRUMENTS

 The Company reviews the terms of convertible debt and equity instruments to determine whether there are conversion features or embedded derivative instruments including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including conversion options that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single compound instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue free standing warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.  When convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for separately, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of the bifurcated derivative instrument. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount. When the Company issues debt securities, which bear interest at rates that are lower than market rates, the Company recognizes a discount, which is offset against the carrying value of the debt. Such discount from the face value of the debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income.

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

STOCK BASED COMPENSATION

The Company values equity awards in accordance with ASC 718, Stock Compensation, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest. The Company has historically issued stock for payment of certain professional fees and these stock issuances are expensed based on the market value of the stock on the date granted. The Company expenses these professional fees at the time of stock issuance as the stock issuance date approximates the date the services are performed.

PER SHARE DATA

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options, convertible notes and convertible preferred stock.

The Company has excluded all common equivalent shares outstanding for warrants, options, convertible notes and convertible preferred stock to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of December 31, 2011, the Company had 23,302,500 warrants, 4,000,000 options, 1,214,830,512 and 6,525,000 potential shares which may be issued resulting from the provisions of convertible notes and convertible preferred stock, respectively. As of December 31, 2010, 11,635,833 warrants, 75,454,246 potential shares which may be issued resulting from the provisions of convertible notes and 2,000,000 in convertible preferred stock to purchase common stock were outstanding to purchase common stock.

DUTCH GOLD RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued an Accounting Standards Update (which was subsequently updated in December 2011) on the presentation of comprehensive income. This guidance requires the presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of other comprehensive income are presented or in the notes to the financial statements. This guidance is effective for interim and annual periods beginning after December 15, 2011; however, early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In May 2011, the FASB issued an Accounting Standards Update on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles, and requires additional disclosures about fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

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

In addition, in accordance with the Stock Purchase Agreement in 2010, the Company forgave $269,919 in advances that the Company previously made to Aultra Gold. As the forgiveness of the advances occurred resulting from the execution of the Stock Purchase Agreement, management determined that the amount forgiven should be included in the overall value of the controlling interest acquired; therefore, the Company determined that the fair value of the Aultra controlling interest was $404,919.

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

DUTCH GOLD RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION AND DISPOSITION OF AULTRA GOLD (CONTINUED)

In order to determine fair value the mineral rights acquired, management utilized a compilation and review report prepared by a third-party which documented the estimated mineralization related to the Basin Gulch Mine property. Based on these findings, management estimated the value beyond estimated mineralization (VBEM) and the Company determined that the fair value of the total consideration paid of $2,581,155 resulting from the Asset Purchase Agreement should be allocated to the mineral rights acquired. The Company has recorded the acquired mineral rights fair value as Mineral properties on the consolidated balance sheets as a separate component of property, plant and equipment. As the mineral rights represent a tangible asset, the assigned fair value should be amortized over the useful life of the mineral right based on the units of production method. Management will begin the amortization of the asset once development of the site commences in accordance with the units of production method.

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

DUTCH GOLD RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION AND DISPOSITION OF AULTRA GOLD (CONTINUED)

In connection with the Reverse Acquisition and on the same date, Shamika issued 23,546,067 shares of its common stock in order to satisfy certain liabilities in the amount of $301,512. As part of this transaction Dutch Gold Resources, Inc. was issued 4,950,000 shares (9.9%) of Shamika Gold Inc. The Company determined the fair value of the 4,950,000 common shares received as $1,237,500 which approximated the value of the shares on the first day that Shamika’s common shares were publicly traded. As a result of the reverse acquisition by Shamika, Dutch Gold retained the remaining Aultra liabilities not acquired of $616,154 which represents amounts owed to a former officer of Aultra (now a Dutch Gold executive), Rauno Perttu. Dutch Gold issued 10,000,000 shares to Rauno Perttu in July 2010 which reduced this liability by $200,000 ($200,000 represented the fair value of the shares on the date of issuance). Therefore, the Company has a remaining liability related to this obligation recorded in our consolidated balance sheet as of December 31, 2011 and 2010 within the Accounts payable-related parties account line.

At March 26, 2010, resulting from the Shamika transaction, the Aultra Board of Directors and Officers was reconstituted by the resignation of: Rauno Perttu from his role as President, Secretary and Director, Daniel Hollis from his role as Chief Executive Officer and Director, Lance Rosmarin from his role as Director, and the appointment of Robert Vivian as President and Chief Executive Officer and Terence Orstlan as Secretary and Director. The Company owns less than 5% of the issued and outstanding shares of Shamika as of September 30, 2011. Subsequent to the transaction date, Dutch Gold no longer has a controlling interest in Aultra nor does management have the ability to exercise significant influence over Shamika’s operating and financial policies. The Company has classified the fair value of its remaining investment in Shamika as an investment in trading securities commencing with our reporting period ending September 30, 2011. Refer to Note 3 for additional discussion on this investment.

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

DUTCH GOLD RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—INVESTMENTS IN SECURITIES

Investments are comprised of:

	December 31,
	2011	2010
Shamika 2 Gold equity security	$-	$3,188,250

Total investments available for sale at fair value	$-	$3,188,250

As disclosed in Note 2, resulting from the Shamika Gold transaction, in 2010 the Company acquired 4,950,000 shares of common stock of Shamika 2 Gold with an investment value of $1,237,500.  Securities to be held for indefinite periods of time, but not necessarily to be held to maturity or on a long-term basis, are classified as available for sale and carried at fair value with unrealized gains or losses reported as a separate component of shareholders' deficit in accumulated other comprehensive (loss) income in the consolidated balance sheets. As of December 31, 2010, the Company held 4,905,000 Shamika 2 Gold shares and recorded a fair value of $3,188,250 as investments available for sale in the accompanying consolidated balance sheets with $1,962,000 recorded as an unrealized gain in accumulated other comprehensive income. Through June 30, 2011, based on management’s intent of holding the majority of the shares in Shamika 2 Gold equity security, the investment was classified as a short term investment in available for sale securities.

During third quarter 2011, due to difficulties experienced in raising capital to fund operations and due to capital needed to pursue and develop current projects, along with the fact that the Shamika 2 Gold shares had continued to decrease in fair value over the period that the Company has held the shares, management made the decision to liquidate the majority of its investment in Shamika 2 Gold. 3,437,836 shares were liquidated during third quarter 2011 which resulted in cash proceeds of $147,508. In addition, during third quarter 2011 as discussed in Note 9, 600,000 shares of Shamika 2 Gold were transferred to certain noteholders for consideration to extend these noteholders forbearance rights to covert notes into shares of common stock. This disposition and transfer of shares resulted in a realized loss on the previously classified available for sale securities of $884,697 and as of December 31, 2011, all amounts previously recorded through accumulated other comprehensive income were realized ($1,962,000). During the third quarter of 2011, resulting from purchases made previously under subscription agreements as disclosed in Note 4, the Company also received 666,672 shares of Shamika 2 Gold and recorded the fair value of the investment of $9,333 as an investment in trading securities. As of December 31, 2011, the remaining shares of Shamika 2 Gold held had no value based on the trading value of Shamika 2 Gold’s common stock.

As of December 31, 2011, the Company has recorded $200,000 as an unrealized loss on trading securities in its consolidated statements of operations for the remaining Shamika 2 Gold shares held. In addition, for the year ended December 31, 2011, the Company has recorded a $846,128 realized loss on the sale of common stock and has received $413,744 in proceeds from the sale of the securities. The common stock of Shamika 2 Gold is quoted on the Over-the-Counter Bulletin Board under the symbol “SHMX” and is, therefore, considered a Level 1 investment in the fair value hierarchy.

NOTE 4—OTHER CURRENT ASSETS

Other current assets are comprised of:

	December 31,
	2011	2010
Subscription payment for Shamika 2 Gold shares	$-	$100,000
Performance Bond	50,000	50,000

Total other current assets	$50,000	$150,000

As a result of subscription agreements that were executed with Shamika 2 Gold, the Company had remitted $100,000 and $200,000 in payments as of December 31, 2010 and as of June 30, 2011, respectively, to acquire additional common shares of Shamika 2 Gold. The Company received 666,672 common shares in third quarter 2011 in satisfaction of this subscription as discussed in Note 3. As the shares pertaining to the $100,000 fiscal 2010 payment were not received as of December 31, 2010, the payment for these shares were recorded as an Other Current Asset on the consolidated balance sheet at December 31, 2010.

In March 2011, the Company issued an unsecured promissory note to Trellis Corporation in the amount of $41,000 as an advance to Trellis pertaining to their mining operations. The note bears an annual interest rate of 8% and is due upon demand. As payment has not been received pertaining to this note, the Company has fully reserved the note balance including accrued interest earned (total $43,624) as of December 31, 2011.

The $50,000 performance bond relates to the Company’s closed Benton Mine operation in Oregon. The funds will be released to the Company based on the completion of certain reclamation work.

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

There was $246,415 and $479,756 charged to operations for depreciation expense for the years ended December 31, 2011 and 2010, respectively.

With the acquisition of the Basin Gulch Project and the Jungo Project, we also acquired certain mining claims and permits in the transaction. These mineral rights as discussed in Note 2 were fair valued at $2,581,155 and are presented as Mineral Properties on the consolidated balance sheet. Since that time, we have not commenced any mining operations; therefore, we have not recorded any amortization expense related to any capitalized amounts. Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new projects, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of the recoverable amount whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company performed an impairment analysis of its long-lived assets as of December 31, 2011 and noted no impairment.

The Internal Revenue Service has a Federal lien on the Company’s subsidiary Dutch Mining, LLC’s equipment, real property and leases in the amount of $505,114 as of December 31, 2011. The State of Oregon Department of Revenue, Department of Employment and Bureau of Labor & Industries has a lien on the Company’s subsidiary Dutch Mining, LLC’s personal and real property in the amount of $217,867 as of December 31, 2011. These liens arose from unpaid Federal and state payroll taxes from the closed Benton Mine operation in Oregon. During fiscal 2011, the Company sold certain fully depreciated equipment and applied the proceeds received against the Company’s State of Oregon Department of Revenue payroll liability lien.

NOTE 6—OTHER ASSETS

Other assets are comprised of:

	December 31,
	2011	2010
Security deposits and other	11,600	11,600

Total other assets	$11,600	$11,600

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities, which primarily consist of accrued interest pertaining to the Company’s debt instruments, are comprised of:

	December 31,
	2011	2010
Accrued interest	$527,786	$337,443
Accrued legal and settlement costs	162,000	-

Total accrued liabilities	$689,786	$337,443

Refer to Note 17 for additional discussion on the accrued legal and settlement costs.

DUTCH GOLD RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—PAYROLL LIABILITIES

As stated above, the Internal Revenue Service has a Federal lien on the Company’s subsidiary Dutch Mining, LLC’s equipment, real property and leases in the amount of $505,114 as of December 31, 2011. The State of Oregon Department of Revenue, Department of Employment and Bureau of Labor & Industries has a lien on the Company’s subsidiary Dutch Mining, LLC’s personal and real property in the amount of $217,867 as of December 31, 2011. In addition, the Company has recorded an additional $50,000 in payroll liabilities as of December 31, 2011 pertaining to personnel services previously performed.

The unpaid payroll liabilities aggregating $772,981 and $658,112 as of December 31, 2011 and 2010, respectively, are recorded as Payroll Liabilities, under Current Liabilities in the Company’s consolidated financial statements. The Company has accrued for penalties and interest associated with these liens noted above as of December 31, 2011.

NOTE 9—CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable is comprised of:

	December 31,
	2011	2010

Convertible Promissory Notes	$589,920	$577,060
Convertible Debentures	355,000	200,000
	$944,920	$777,060
Less: unamortized debt discount	101,460	194,976
Net carrying value	$843,460	$582,084

The Company had convertible promissory notes outstanding at December 31, 2011 and 2010 in the amount of $589,920 and $577,060, respectively. These notes bear interest at rates ranging from 8% to 21% per annum and mature within the next twelve months. Under the convertibility terms of the convertible promissory notes, the principal, plus accrued interest can be converted immediately upon maturity, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

The Company had convertible debentures outstanding at December 31, 2011 and 2010 in the amount of $355,000 and $200,000, respectively. The debentures bear interest at rates ranging from 8% to 12% per annum. Under the convertibility terms of the debenture, the principal, plus accrued interest can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

The convertible promissory notes and the convertible debenture contain a beneficial conversion feature which allows the holder of the note to convert the note into common shares of the Company at a price less than market. The Company has computed and recorded a $713,982 and $293,046 value at December 31, 2011 and 2010, respectively, for the beneficial conversion feature pertaining to the convertible notes. This amount is recorded as a discount to the principal amount of the note and is amortized to interest expense utilizing the straight-line method over the term of the related note as the results are not materially different from those which would result from the interest method.

As of December 31, 2011 and 2010, $101,460 and $194,976, respectively, in unamortized discount remained associated with convertible notes outstanding. Deferred financing costs of $2,414 were incurred and capitalized as of December 31, 2011 related to obtaining the convertible notes executed in fiscal 2011. The deferred financing fees are amortized to interest expense over the term of the related convertible note agreement.

On April 8, 2011, the Company entered into a forbearance agreement with two convertible promissory noteholders which resulted in the issuance of 4,000,000 common shares and 2,500,000 in Series B Convertible Preferred stock. As a result of the forbearance agreement and the consideration provided by the Company to these noteholders, the noteholders agreed to defer their conversion rights for an additional 90 days pertaining to $195,810 in convertible notes payable. The common share issuance was valued at $48,800 based on the market price of the Company’s common stock on the date of issuance. In addition, the Series B Convertible Preferred stock issuance was valued at $228,750 based on utilizing the market value (the price of the last reported trade) of the DGRI stock on the date of issue, application of a preference premium as well as factoring in a liquidity discount. These fair value amounts have been recorded as interest expense for the year ended December 31, 2011 in the consolidated statements of operations as the forbearance agreements provided, which resulted from the issuance of shares by the Company, extended the conversion term pertaining to the notes.

During third quarter 2011, the Company entered into an extension agreement with the two aforementioned convertible promissory noteholders whereby the Company transferred the rights of 600,000 shares of its Shamika 2 Gold shares to these noteholders which approximated a $10,000 fair value. As a result of this transaction, the noteholders extended the forbearance of their rights to convert the notes into shares of common stock to fourth quarter 2011. These forbearance agreements were executed as the Company did not have sufficient shares of common stock to satisfy the conversion terms of the notes. As of December 31, 2011, the Company is discussing these convertible notes with the noteholders as there were not sufficient shares available to convert the notes into shares of common stock.

DUTCH GOLD RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—NOTES PAYABLE

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $1,214,926 to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board, Ewald Dienhart. This is a demand note with $900,000 secured by the mill equipment with a 0% interest rate. The balance outstanding at December 31, 2011 and 2010 was $0 and $650,962, respectively. During the year ended December 31, 2011, the balance was settled through the issuance of stock.

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $250,000 to Gabriela Dienhart-Engel, who is the daughter of the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%. The note is partially secured by the title to the Gold Bug mine. The balance outstanding at December 31, 2011 and 2010 was $250,000.

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $100,000 to Caruso-Dienhart TBE Family Trust, LLC., a Company related to the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%. The note is partially secured by the Gold Bug mine and certain equipment used by the Company.  The balance outstanding at December 31, 2011 and 2010 was $50,000 and $100,000, respectively.

The Company assumed a note that was issued by Dutch Mining LLC in the amount of $950,000 to Josef Bauer for working capital.  The note is guaranteed by Ewald Dienhart and carries an interest rate of 8.0%. The balance outstanding at December 31, 2011 and 2010 was $950,000.

All notes listed above are due on demand. In addition, the balances presented for the notes above and below exclude interest owed. Interest is accrued by the Company and recorded on the consolidated balance sheet as an accrued liability.

The Company owes $129,000 at an interest rate of 7% for a short term note at December 31, 2011 and 2010 to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matured on November 10, 2011 and remains unpaid.

The Company owes $136,000 at an interest rate of 7% for a short term note at December 31, 2011 and 2010 to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matured on November 10, 2011 and remains unpaid.

The Company owes $258,000 at an interest rate of 6% for a short term note at December 31, 2011 and 2010 to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. The note matured on February 16, 2012 and remains unpaid.

The Company owes in aggregate $300,000 and $0 at an interest rate of 7% for four short term notes at December 31, 2011 and 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. These noted matured on February 15, 2012 and remains unpaid.

The Company owes $82,500 and $0 at an interest rate of 6% for a short term note at December 31, 2011 and 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note on March 31, 2012 and remains unpaid. The Company owes $117,500 and $0 at an interest rate of 7% for a short term note at December 31, 2011 and 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matured on April 1, 2012 and remains unpaid.

The Company owes $35,000 and $0 at an interest rate of 7% for a short term note at December 31, 2011 and 2010, respectively, to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matures in twelve months from May 5, 2011.

The Company owes $90,000 and $0 at an interest rate of 6% for a short term note at December 31, 2011 and 2010, respectively, to Caruso-Dienhart TBE Family Trust, LLC. This note matures in twelve months from May 26, 2011.

DUTCH GOLD RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—NOTES PAYABLE (CONTINUED)

The Company owes Tom Leahey, CFO of Dutch Gold Resources, Inc., $25,000 with a balloon and interest payment of $10,000 due at maturity for a short term note at December 31, 2011 This note matured on October 28, 2011 and remains unpaid. This is a related party note payable.

NOTE 11—LOANS FROM SHAREHOLDERS

Loans from shareholders are comprised of:

	December 31,
	2011	2010
Loans from shareholders	$141,907	$150,000

Total loans from shareholders	$141,907	$150,000

As of December 31, 2011, various shareholders of the Company had notes with a principal balance remaining of $141,907 advanced to the Company for working capital purposes. These loans bear interest at an annual rate of interest from 6% to 8%.  The loans have no specific terms of repayment, are unsecured and do not contain convertible features.  Interest expense for the years ended December 31, 2011 and 2010 for loans from shareholders was $9,336 and $12,258, respectively. Accrued interest on these loans as of December 31, 2011 and 2010, was $13,819 and $5,390, respectively.

NOTE 12—INCOME TAX

The Company had net operating loss carryforwards available to offset future taxable income approximating $28.8 million and $24.2 million as of December 31, 2011 and 2010, respectively. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset. The deferred tax asset net operating loss recorded that is fully reserved by a valuation allowance approximates $10.9 million and $9.2 million as of December 31, 2011 and 2010, respectively. The increase in the valuation allowance is a direct result of the operating loss reported for 2011. There are no other material deferred tax positions recorded by the Company.

We do not have an accrual for uncertain tax positions as of December 31, 2011 and 2010. If interest and penalties were to be assessed, we would charge interest to Interest Expense, and penalties to Other Operating Expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 13—CAPITAL STOCK

Preferred Stock

As of December 31, 2011, the Company had 2,000,000 shares of its $0.001 par value Series A Convertible Preferred stock issued and outstanding. During 2010, 1,000,000 shares were issued each to two executives in order to compensate these executives for compensation owed to them in accordance with their employment agreements. The value of the stock issued approximated the fair value of the services performed which was $250,000. The Series A Convertible Preferred stock provides the conversion right to common shares along with voting rights over common shareholders. There have been no Series A Convertible Preferred stock issuances in 2011.

On April 8, 2011, in addition to the 2,500,000 Series B Convertible Preferred share issuance discussed in Note 9, 1,000,000 in Series B Convertible Preferred shares were issued each to two executives in order to compensate these executives for their services.  The $183,000 total fair value of the stock issued was computed based on utilizing the market value (the price of the last reported trade) of the DGRI stock on the date of issue, application of a preference premium as well as factoring in a liquidity discount. A total of $183,000 was expensed for the year ended December 31, 2011 and is reflected within Selling, general and administrative expense in the Company’s consolidated statement of operations at December 31, 2011. The Series B Convertible Preferred stock provides the conversion right to common shares along with voting rights over common shareholders.

On August 15, 2011, the Company agreed to issue 25,000 shares of Series C Convertible Preferred Stock for $250,000 in cash to an investor. The Series C Convertible Preferred stock provides the conversion right to common shares along with voting rights over common shareholders. In addition to the Series C Convertible Preferred stock, the investor acquired 12,500,000 warrants at an exercise price of $0.02 per share. The fair value of the 12,500,000 warrants granted is recorded in the Company’s total warrants liability balance on the consolidated balance sheets at December 31, 2011.

DUTCH GOLD RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—CAPITAL STOCK (CONTINUED)

Common Stock

As of December 31, 2011, the Company had 507,572,976 shares of its $0.001 par value common stock issued and outstanding. Common Stock has historically been issued to retire various debt and payable obligations of the Company based upon the actual balance and any accrued interest.  The consideration for settlement amounts for payments from the Company’s common shares was arrived at by utilizing the market value (the price of the last reported trade) of the DGRI stock on the date of issue.

Warrants

As of December 31, 2011, the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Warrants Outstanding	Price	Value
Outstanding, December 31, 2010	11,635,833	$0.48	-
Granted	15,000,000	0.02	-
Forfeited/Expired	(3,333,333)	(0.50)	-
Exercised	-	-	-
Outstanding, December 31, 2011	23,302,500	$0.09	$0

Share purchase warrants were issued in 2010 and 2011. These common share purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model as of the issuance date. Some of the warrants provide that in the event the Company is unable to issue registered shares upon exercise, the warrant holders are entitled, under securities laws, to receive freely tradable shares pursuant to a "cashless exercise" provision. However, based on interpretation of ASC 815, there is a required presumption of net cash settlement.

Purchase warrants amounting to 15,000,000 shares with a weighted average price of $0.02 were issued during 2011. 12,500,000 of these warrants were issued at an exercise of $0.02 as noted above. An additional 2,500,000 warrants were issued to the Chief Financial Officer during third quarter 2011 at an exercise price of $0.0125 per share. The 15,000,000 warrants granted in 2011 were valued using the Black-Scholes option pricing model based on the following weighted average assumptions: 1.7% risk-free rate, 3 year expected life, 410% expected volatility and 0% dividend yield. These warrants resulted in a $152,703 fair value which is recorded in the consolidated statements of operations.

We determined that these warrants issued create a related liability due to the fact that some of the warrants could be settled for cash and also resulting from the fact that there may not be sufficient authorized common shares to cover the related warrant exercise commitments.  The warrants have been recorded at their relative fair values at issuance and will continue to be remeasured at fair value each subsequent balance sheet date.  Any change in value between reporting periods is recorded as a Change in fair value of warrants in the consolidated statements of operations.  The warrants are reported as a Warrant liability on the consolidated balance sheets rather than as equity.

As of December 31, 2011 and 2010, the fair value of the warrants was determined to be $724,861 and $1,661,163, respectively. We recorded $624,662 for the year ended December 31, 2011 in gains in the consolidated statements of operations resulting from the revaluation of the warrant liability. 3,333,333 in warrants issued in 2009, expired in the period ended March 31, 2011, with $464,343 being reclassified from liabilities to stockholders' deficit in the accompanying consolidated balance sheet. The outstanding warrants as of December 31, 2011 have exercise prices ranging from $0.02 to $1.15 with expiration dates ranging from June 9, 2012 to December 9, 2014. The remaining weighted average contractual life of warrants outstanding as of December 31, 2011 is 2.2 years.

DUTCH GOLD RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—CAPITAL STOCK (CONTINUED)

As of December 31, 2011, the following share purchase warrants were outstanding:

	Exercise	Expiration
Warrants Outstanding	Price	Date
500,000	$1.15	January 5, 2013
250,000	1.15	January 5, 2013
12,500	0.95	April 14, 2013
12,500	0.95	April 14, 2013
62,500	0.50	June 9, 2012
437,500	0.50	June 9, 2012
125,000	0.30	October 5, 2012
50,000	0.30	October 21, 2012
62,500	0.30	November 16, 2012
500,000	0.30	November 18, 2012
100,000	0.30	November 18, 2012
75,000	0.30	November 24, 2012
75,000	0.30	November 29, 2012
125,000	0.30	December 4, 2012
625,000	0.30	December 9, 2014
90,000	0.30	December 9, 2012
100,000	0.30	December 16, 2012
50,000	0.30	December 16, 2012
50,000	0.50	December 16, 2012
1,500,000	0.02	August 10, 2013
1,500,000	0.05	August 10, 2013
1,000,000	0.02	August 10, 2013
1,000,000	0.05	August 10, 2013
2,500,000	0.01	July 21, 2014
12,500,000	0.02	August 12, 2014

23,302,500

NOTE 14—STOCK BASED COMPENSATION

Effective April 1, 2011, the Board of Directors approved a 4,000,000 nonqualified stock option grant to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board, pursuant to the Company's Amended and Restated 2010 Stock Incentive Plan. The options granted were immediately vested and exercisable on the grant date, expire two years from the grant date, and were issued to compensate Embassy International, LLC for entering into previous lending arrangements which has allowed the Company to fund operations and to continue its development activities. The grant date fair value of these options was $52,017 with an exercise price of $0.005. The Company has recorded stock-based compensation expense of $52,017 within Selling, general and administrative expenses in the consolidated statements of operations related to this option grant during the year ended December 31, 2011.

The Company estimated the fair value of its 2011 stock option grant to Embassy International, LLC utilizing the Black-Scholes option pricing model based on the following assumptions:

Risk-free interest rate	0.8%
Expected life	2.0 years
Expected volatility	355.0%
Dividend yield	0.00%

The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on historical daily volatility of the Company’s stock. As the option was awarded to a nonemployee, the expected life is estimated as the contractual term of the option agreement.

DUTCH GOLD RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—STOCK BASED COMPENSATION (CONTINUED)

No stock options were granted or outstanding in 2010. In addition, no options were exercised in 2011. As of December 31, 2011, the Company has 4,000,000 stock options outstanding. For the options outstanding as of December 31, 2011, the weighted average exercise price is $0.005 with 4,000,000 vested and exercisable. There is no intrinsic value related to these options at December 31, 2011.

Common Stock Subscriptions

For the year ended December 31, 2011, the Company had recorded no proceeds from common stock sales and there were no common stock subscription proceeds. For the year ended December 31, 2010, the Company had recorded proceeds of $94,600 from common stock sales and $34,458 in common stock subscription proceeds.

NOTE 15—RELATED PARTY TRANSACTIONS

Accounts Payable-related parties

Daniel W. Hollis, CEO of Dutch Gold Resources, Inc. has advanced a total of $257,056 and $265,934 as of December 31, 2011 and 2010, respectively.  The cash was used for general corporate purposes by the Company.

Rauno Perttu, COO of Dutch Gold Resources, Inc. has a balance owing to him of $290,704 and $477,013 at December 31, 2011 and 2010, respectively. In third quarter 2011, management discovered an accounting error from the prior period resulting in an over accrual of $100,000 in compensation due to Mr. Perttu.

This $100,000 error was corrected in third quarter 2011 and is reflected in the Company’s consolidated statements of operations for fiscal 2011 within selling, general and administrative expenses. As this error does not materially change the net loss or loss per share for the year ended December 31, 2011, management has not restated the prior year’s financial statements. In 2010, Dutch Gold retained the remaining Aultra liabilities not acquired of $616,154 which represents amounts owed to the now former officer of Aultra, Rauno Perttu. Dutch Gold issued 10,000,000 shares to Rauno Perttu in July 2010 which reduced this liability by $200,000 ($200,000 represented the fair value of the shares on the date of issuance). The remaining liability owed to Rauno Perttu as of December 31, 2011 primarily relates to management fees owed for services performed and remaining amounts owed resulting from the Aultra transaction.

Tom Leahey, CFO of Dutch Gold Resources, Inc. has a balance owing to him of $51,323 as of December 31, 2011 related to unpaid management fees and other expenses.

NOTE 16—FINANCIAL CONDITION AND GOING CONCERN

As of December 31, 2011, the Company had cash on hand as of $628 and a working capital deficit of approximately $6.5 million and has incurred a loss from operations in 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, as of December 31, 2011, the Company does not have the authorized shares available for issuance in order to satisfy the conversion features related to its financial instruments or equity awards granted. The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies. However, as of the date of these consolidated financial statements, no formal agreement exists.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going concern.

DUTCH GOLD RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—COMMITMENTS AND CONTINGENCIES

The Company leases office space in Atlanta, Georgia under a one-year renewable contract presently at approximately $2,000 per month.

The Company’s mining lease agreement with Bilbray Trust and Johnston Trust (the “Trusts”) related to a mining lease agreement for certain property located in Blaine County, Idaho (the “Property”) was terminated effective December 31, 2011. No amounts were recorded in fiscal 2011 related to this lease.

The Company is subject to various claims primarily arising in the normal course of business. Although the outcome of these matters cannot be determined, the Company does not believe it is probable that any such claims will result in material costs and expenses. The Company’s balance sheet for the year ended December 31, 2011 reflected an accrued liability of $162,000 pertaining to amounts that the Company believes will be owed related to professional services performed by a vendor previously. The amount accrued approximates the judgment that was received pertaining to this claim.

NOTE 18 – MINING LEASE AND OPTION TO PURCHASE

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

Should production be suspended for a period of 6 months or longer, the twice annual advance production royalty of $25,000 listed above resumes. Upon the completion of payments totaling $8,000,000, the Company will have purchased the mineral rights to this property. As of December 31, 2011, production had not commenced and, therefore, the Stage 3 related production royalties were not owed.

DUTCH GOLD RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – MINING LEASE AND OPTION TO PURCHASE (CONTINUED)

JUNGO

On June 1, 2007, the Company entered into a formal binding Agreement of Purchase and Sale (the "Agreement") with W.R. Hansen, an individual (the “Seller”), pursuant to which the Company acquired from the Seller certain mining claims together with all improvements and all equipment owned by the Seller located thereon, located in Humboldt County, State of Nevada (the “Property”). In consideration of the purchase of the Property, the Company agreed to: (i) reimburse the Seller for all staking and filing costs related to the Property, (ii) issue to the Seller 50,000 restricted shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), valued at $0.50 per share, (iii) upon its sole determination of sufficient mineralization to place the Property in production, to further issue to the Seller an additional 50,000 restricted shares of the Company’s Common Stock, such that the Company shall make such a determination not later than 30 days following the acquisition of the data contemplated by paragraph 3.3 of the Agreement, (iv) not later than 10 days following the date the Property is placed into development for production of metals, to issue to the Seller an additional 100,000 restricted shares of the Company’s Common Stock, and (v) as further consideration after the Property is placed in production, to direct to the Seller a monthly Net Smelter Royalty of 2% upon all gold, silver, copper, or other metals (the “Metals”) produced and sold from the Property (each royalty payment shall be paid not later than 30 days following the last day of the month in which the metals were produced and sold). Closing of the sale and purchase of the Property occurred on the same date, as under the Agreement both the Company and the Seller have performed their mutual obligations under paragraph 2.2 and Section 4 thereof. As of December 31, 2011, the Jungo property was not in production.

On August 29, 2011, the Company entered into a definitive agreement to lease out the Jungo Project. The Company entered into a lease agreement with Avidian Gold US, Inc. (Avidian). Avidian, which has a portfolio of projects in Nevada, expects to conduct additional drilling on the property in 2012. The agreement calls for Avidian to pay an advance royalty to the Company and to grant an industry standard Net Smelter Return to the Company. The Company received the initial royalty payment in the amount of $15,000. Production had not commenced therefore the amount received is reflected as Deferred production royalty revenue on the Company’s consolidated balance sheets as of December 31, 2011. The Company will also receive 150,000 common shares in Avidian which will be accounted for under the cost method. This ownership in Avidian is less than 5% and the Company’s initial value of its investment is $0 as Avidian is a startup company.

NOTE 19 – SUBSEQUENT EVENTS

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that there were certain reportable subsequent events to be disclosed as follows:

On March 26, 2012, the Company filed a Definitive Information Statement (SEC DEF 14C) to amend the Company’s Articles of Incorporation based on the March 8, 2012 authorization of the Company’s Board of Directors and shareholders holding a majority of the Company’s outstanding voting capital stock to amend the Company’s Articles of Incorporation to increase the number of the Company’s authorized shares of capital stock to 2,020,000,000 shares of which 2,000,000,000 shares will be Common Stock and 20,000,000 shares will be Preferred Stock (the “Authorized Stock Increase” or “Amendment”). This amendment will be effective April 16, 2012.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the year ended December 31, 2011 as a result of material weaknesses as discussed below.

The material weaknesses in our disclosure control procedures are as follows:

1.	Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy or the appropriate segregation of duties in place to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.	Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•	Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•	Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In performing the assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective, because of the material weaknesses that were identified.

The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.   In addition, due to the size of our Company, there is a lack of segregation of duties as it relates to accounting and financial matters and there is not a formal audit committee. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although our management reviews the financial statements and footnotes, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. We have initiated measures to remediate the identified material weaknesses which included establishing a formal review process for significant accounting transactions that includes the participation of the Company’s management and corporate legal counsel, and working to establish a formal audit committee.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended December 31, 2011, there were no changes in our internal controls over financial reporting that we believe could materially affect, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served as such:

Name (1)	Age	Title

Daniel W. Hollis	60	Chief Executive Officer, Director

Rauno Perttu	65	Chief Operating Officer and Director

Steven Keaveney	47	Director

Lance Rosmarin	47	Secretary, Director

Thomas Leahey	50	Chief Financial Officer

Daniel W. Hollis, Director and CEO, Age 60

Mr. Hollis serves as Chief Executive Officer of Dutch Gold, Inc. and is responsible for the overall strategy and execution of the Company. Mr. Hollis has served in this position since February 2002. Between 1982 and February of 2002, Mr. Hollis was a private investor and consultant, and he served as Registered Principal of Investacorp, Inc., a NASD broker-dealer, where he had supervisory responsibilities for the State of Georgia. The Company concluded that Mr. Hollis’ past experiences in financial institutions and developing companies rendered him an ideal candidate for directorship.

Rauno Perttu, Director and COO, Age 65

Mr. Perttu has served the Company as Chief Operating Officer since January 2010. In his position, Mr. Perttu manages acquisition, exploration, development and production opportunities. Since January 2005 until January 2010,  Mr. Perttu was the founder and principle of Aultra Gold, Inc., a gold exploration company. Mr. Perttu is an Oregon-registered Engineering Geologist with almost 40 years of experience in the mining industry. From February 1986 to December 2004, Mr. Perttu worked as an independent consultant managing and developing mineral programs in the Americas. Due to Mr. Perttu’s extensive experience in mining and exploration, the company concluded he was an ideal candidate to serve as a director.

Steven Keaveney, Director, Age 47

Mr. Keaveney has acted as a Director since April, 2011. From February 2012 to April 2011, he served as Chief Financial Officer of the Company, where he was responsible for the Company’s financial function, compliance and external reporting. Between February, 2010 and November2010, Mr. Keaveney acted a financial consultant with the Company. Between February 2009 and February, 2010, Mr. Keaveney was the Chief Financial Officer of Flint Telecom, Inc., a telecom provider operating in the U.S.  Between January, 2006 and January, 2009, Mr. Keaveney was the Chief Financial Officer of Red Quartz Development, Inc. a commercial real estate firm.  Mr. Keaveney, a CPA, received a B.A. in Accounting from Villanova University and holds an M.B.A. from Pepperdine University.  He began his career as an auditor at Deloitte & Touche. The Company concluded Mr. Keaveney’s experiences as an auditor and his financial experiences managing companies made him suitable to serve as a director.

Lance Rosmarin, Secretary and Director, Age 47

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

Thomas Leahey, Chief Financial Officer, Age 50

Mr. Leahey has served as Chief Financial Officer since April 2011. He is responsible for the Company’s financial function, compliance and external reporting.

Prior to his service as Chief Financial Officer and from 2007 to 2009, Mr. Leahey served in a business development and investor role for New York City based Galtere International Fund. Prior thereto and from 2004, Mr. Leahey served as the Chief Financial Officer of NetworkD Corporation of Newport Beach, California a leading provider of infrastructure management software offices in France, Russia, the United Kingdom and Germany. Mr. Leahey was added to NetworkD’s board of Directors in 2005 and helped build the company platform by completing the acquisition of ADMS. During Mr. Leahey tenure as CFO, sales grew by 300% to where NetworkD became one of the world’s largest independent providers of infrastructure management software and related services. Leahey led the full equity sale of the company in 2008 to a large venture funded entity. Leahey continues to serve as an advisor to NetworkD’s parent company. Mr. Leahey began his career as a corporate banker working for large money center banks including Fleet Financial Group in Providence, Rhode Island and Wachovia Bank in Atlanta, Georgia where he served as Vice President of Corporate Banking.  In 1993, Leahey was hired by The Maxim Group as Chief Financial Officer leading the company through its initial public offering of stock Mr. Leahey joined Atlanta based STI Knowledge in 2000 as Chief Financial Officer. Mr. Leahey received his BS Degree in Economics from Florida State University. As a result of his experiences in the finance and accounting including public and private companies, the company felt Mr. Leahey was an ideal candidate for his position.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2011 except that Daniel W. Hollis, Rauno Perttu and Tom Leahey filed their respective Form 3s late.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus		Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Daniel W. Hollis,	2011	$120,000		$-	-	-	-	120,000
Chief Executive Officer and	2010	$120000		$25,000	-	-	-	145,000
Director	2009	96,000		-	-	-	-	96,000

Rauno Perttu	2011	$120,000	$		-	-	-	120,000
Chief Operating Officer and	2010	$120,000		25,000	-	-	-	145,000
Director	2009	120,000		-	-	-	-	120,000

Lance Rosmarin,	2011	$-		-	-	-	-	-
Secretary and	2010	$-		-	-	-	-	-
Director	2009	-		-	-	-	-	-

Steven Keaveney	2011	$-		-	-	-	-
Director	2010	$47,000-		-	-	-	-	47,000-
CFO 2010	2009	$-		-	-	-	-	-

Thomas Leahey	2011	$30,000		-	-	-	-	30,000
Chief Financial	2010	$-		-	-	-	-
Officer	2009	$-		-	-	-	-	-

The table above shows the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the twelve months ended December 31, 2011, 2010 and 2009 to the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the twelve months ended December 31, 2011 (our " named executive officers "):

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2011.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested

Daniel W. Hollis, Chief Executive Officer and Director	—	—	$—	—	—	—	—	—

Ewald Dienhart, Chairman	—	—	$—	—	—	—	—	—

Lance Rosmarin, Secretary and Director	—	—	$—	—	—	—	—	—

Steven Keaveney	—	—	$—	—	—	—	—	—
Thomas Leahey	—	—	$—	—	—	—	—	—0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below shows the amount of common stock of the Company beneficially owned as of April 11, 2012 by each of the following:

Name and Address (1)	Beneficial Ownership (2)	Percentage of Class (3)

Daniel W. Hollis (4)	22,224,500	3.38%

Rauno Perttu (5)	20,000,000	3.04%

Lance Rosmarin	—	—

Steven Keaveney	—	—

All Directors and Executive Officers as a Group (2 persons)	42,224,500	6.42%

(1) If no address is given, the named individual is an executive officer or director of Dutch Gold Resources, Inc. whose business address is 3500 Lenox Road, Suite 1500, Atlanta, Georgia 30326.

(2) Shares of common stock that a person has the right to acquire within 60 days of March 5, 2012 are deemed outstanding for computing the percentage ownership of the person having the right to acquire such shares, but are not deemed outstanding for computing the percentage ownership of any other person.

(3) As of April 11, 2012, there were approximately 658,165,736 shares of common stock issued and outstanding.

(4) Includes no shares of Common Stock, 1,000,000 shares of Series A Convertible Preferred Stock (“Series A”) which is convertible into Common Stock at the rate of 10 shares of Common Stock per share of Series A, 1,000,000 shares of Series B Convertible Preferred Stock (“Series B”) which is convertible into Common Stock at the rate of 10 shares of Common Stock per share of Series B and 4,000,000 shares of Series D Preferred Stock, which is not convertible into shares of Common Stock.

(5) Includes no shares of Common Stock and 1,000,000 shares of Series A Convertible Preferred Stock (“Series A”) which is convertible into Common Stock at the rate of 10 shares of Common Stock per share of Series A and 1,000,000 shares of Series B Convertible Preferred Stock (“Series B”) which is convertible into Common Stock at the rate of 10 shares of Common Stock per share of Series B. Pursuant to a loan and security agreement, an unrelated third-party currently holds voting power over Mr. Perttu’s stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Accounts Payable-related parties

Daniel W. Hollis, CEO of Dutch Gold Resources, Inc. has advanced a total of $257,056 and $265,934 as of December 31, 2011 and 2010, respectively.  The cash was used for general corporate purposes by the Company.

Rauno Perttu, COO of Dutch Gold Resources, Inc. has a balance owing to him of $290,704 and $477,013 at December 31, 2011 and 2010, respectively.

Tom Leahey, CFO of Dutch Gold Resources, Inc. has a balance owing to him of $51,323 as of December 31, 2011 related to unpaid management fees and other expenses.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Hancock Askew & Co., LLP, for the twelve months ended December 31, 2011 and 2010.

	2011	2010

Audit fees (1)	$41,500	$29,000
Audit-related fees	$3,200	$0
Tax fees (2)	$0	$0
All other fees	$0	$0

(1)  Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2) This category includes fees billed for professional services associated with consultation concerning financial accounting and reporting standards

(3)Tax fees principally relate to tax compliance services.

All audit related services, tax services and other services are and were pre-approved by the Company’s Board of Directors.

Item 15. Exhibits, List and Reports on Form 8-K.

Exhibit No.	Description
2.1	Agreement, dated July 22, 1996, by and between Ogden, McDonald & Company and Worldwide PetroMoly Inc., incorporated herein by reference to the Company's Current Report on Form 8-K filed on August 2 1996.
2.2	Agreement and Plan of Merger, dated April 30, 2001, among Small Town Radio, Inc., Worldwide PetroMoly, Inc., Petro Merger, Inc., Gilbert Gertner and certain individual shareholders of Small Town Radio, Inc., as amended and restated, incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on May 7, 2001.
2.3	Agreement and Plan of Merger, dated as of May 28, 2002, by and between Worldwide PetroMoly, Inc. and Small Town Radio, Inc., incorporated herein by reference to Exhibit 2.2 to the Company’s Form 10-K filed on October 15, 2002.
2.4	Warranty Bill of Sale and Assignment, dated June 25, 2002, among Greenwood Communications Corp., Ann B. Greenwood and Small Town Radio, Inc., incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 17, 2002.
2.5	Share Exchange Agreement, dated January 4, 2007, by and between Dutch Gold Resources, Inc. and Dutch Mining, LLC, incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed January 25, 2007.
2.6	Exchange Agreement, dated June 23, 2010, by and between Dutch Gold Resources, Inc. and Embassy International, LLC . incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 1, 2010.
3.1	Articles of Amendment to the Articles of Incorporation of Ogden, McDonald & Company, incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed on November 13, 1996.
3.2	Articles of Incorporation of Ogden, McDonald & Company, incorporated herein by reference to Exhibit 3.1 to the Form SB-2 filed on September 26, 2001.
3.3	Bylaws of Ogden, McDonald & Company, incorporated herein by reference to Exhibit 3.2 to the Form SB-2 filed on September 26, 2001.
3.4	Articles of Incorporation of Small Town Radio, Inc. , incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K filed on October 15, 2002.
3.5	Bylaws of Small Town Radio, Inc. incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K filed on October 15, 2002
4.1	Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock *
4.2	$5,000 Demand Note of the Company, dated February 3, 2001, issued to Bolling Investments, LLC, incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2 filed on September 26, 2001 (File No. 333-70176).
4.3	$25,000 Demand Note of the Company, dated March 26, 2001, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form SB-2 filed on September 26, 2001 (File No. 333-70176).
4.4	$25,000 Demand Note, dated June 4, 2001, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form SB-2 filed on September 26, 2001 (File No. 333-70176).
4.5	$12,500 Demand Note, dated June 29, 2001, issued to Bolling Investments, LLC, incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2 filed on September 26, 2001 (File No. 333-70176).
4.6	$50,000 Demand Note of the Company, dated August 3, 2001, issued to John F. McMullan, incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form SB-2 filed on September 26, 2001 (File No. 333-70176).
4.7	$216,000 Secured Note of the Company dated June 17, 2002, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 17, 2002.
4.8	Note Purchase Agreement dated as of June 17, 2002 between the Company and Wayne Shortridge, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 17, 2002.
4.9	Security Agreement dated as of June 17, 2002 between the Company and Wayne Shortridge, incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on June 17, 2002.
4.10	Warrant to Purchase Common Stock of the Company, dated June 17, 2002, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on June 17, 2002.
10.1	Employment Agreement, dated as of August 1,1996, between the Company and Gilbert Gertner, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-K filed on October 7, 1996.

10.2	Employment Agreement, dated as of August 1,1996, between the Company and James R. Danner, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-K filed on October 7, 1996.
10.3	Employment Agreement, dated as of August 1,1996, between the Company and Fred Lehmen, incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-K filed on October 7, 1996.
10.4	Employment Agreement, dated as of August 1,1996, between the Company and Lance Rosemarin, incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-K filed on October 7, 1996.
10.5	Stock Purchase Agreement, dated June 7, 2001, by and among Worldwide Petromoly, Inc. and Gilbert Gertner, incorporated herein by referenced to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 15, 2001.
10.6	Purchase and Sale Agreement, dated August 16, 2001, by and between Merchants Broadcasting Systems of Southwest Georgia and Worldwide PetroMoly, Inc., incorporated herein by reference to Exhibit 10.10 to the Form SB-2 filed on September 26, 2001.
10.7	Private Equity Line of Credit Agreement, dated as of September 25, 2001, by and between Grenville Financial LTD. and Worldwide PetroMoly, Inc., incorporated herein by reference to Exhibit 1.1 to the Form SB-2 filed on September 26, 2001.
10.8	First Amended Porter Land Consulting Agreement, dated April 16, 2001, by and between Small Town Radio and Porter Lane Investments, Inc., incorporated herein by reference to Exhibit 10.1.2 to the Form SB-2 filed on September 26, 2001.
10.9	First Amendment to First Amended Porter Land Consulting Agreement , dated July 31 2001, by and between Small Town Radio and Porter Lane Investments, Inc., incorporated herein by reference to Exhibit 10.1.3 to the Form SB-2 filed on September 26, 2001.
10.10	Letter Agreement regarding Porter Lane Termination, dated August 10, 2001, incorporated herein by reference to Exhibit 10.1.4 to the Form SB-2 filed on September 26, 2001.
10.11†	Worldwide PetroMoly, Inc. Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on August 13, 2001 (File No. 333-67404).
10.12	Lease Agreement, dated August 10, 2001, with HQ Global Workplaces, Inc., incorporated herein by reference to Exhibit 10.2.1 to the Form SB-2 filed on September 26, 2001.
10.13	Agreement with PGK Media Staffing Networking, Inc., incorporated herein by reference to Exhibit 10.3 to the Form SB-2 filed on September 26, 2001.
10.14	Studio Design Agreement, dated April 20, 2001, by and between Worldwide PetroMoly, Inc. and Harris Corporation, incorporated herein by reference to Exhibit 10.4 to the Form SB-2 filed on September 26, 2001.
10.15	Consulting Agreement, dated March 13, 2001, by and between Small Town Radio and Porter Lane Investments, Inc., incorporated herein by reference to Exhibit 10.1.1 to the Form SB-2 filed on September 26, 2001.
10.16	Consulting Agreement, dated July 18, 2001, by and between Worldwide PetroMoly, Inc. and NuMark Corporation , incorporated herein by reference to Exhibit 10.5 to the Form SB-2 filed on September 26, 2001.
10.17	Finder Agreement, dated June 20, 2001, by and between Worldwide PetroMoly, Inc. and Atlas Capital Services, Inc., incorporated herein by reference to Exhibit 10.7 to the Form SB-2 filed on September 26, 2001.
10.18	Consulting Agreement, dated June 21, 200, by and between Worldwide PetroMoly, Inc. and Pacific Resource Group, Inc., incorporated herein by reference to Exhibit 10.8 to the Form SB-2 filed on September 26, 2001.
10.19	Consulting Agreement, dated August 13, 2001, by and between Worldwide PetroMoly, Inc. and CEO Headlines, Inc., incorporated herein by reference to Exhibit 10.9 to the Form SB-2 filed on September 26, 2001.
10.20	Consulting Agreement, dated September 10, 2001, by and between Worldwide PetroMoly, Inc. and Richard P Smyth, incorporated herein by reference to Exhibit 10.11 to the Form SB-2 filed on September 26, 2001.
10.21	Media Services Letter of Intent, dated August 7, 2001, by and between Worldwide PetroMoly, Inc. and Fall Line Media, Inc., incorporated herein by reference to Exhibit 10.17 to the Form SB-2 filed on September 26, 2001.
10.22	Letter of Intent, dated August 13, 2001, by and between Worldwide PetroMoly, Inc. and Greenwood Communications corporation, incorporated herein by reference to Exhibit 10.18 to the Form SB-2 filed on September 26, 2001.
10.23	Letter Agreement, dated August 13, 2001, by and between Small Town Radio, Inc. and Kempff Communications Company, incorporated herein by reference to Exhibit 10.19 to the Form SB-2 filed on September 26, 2001.
10.24	Employment Agreement, dated as of July 30, 2001, by and between the Company and Donald L. Boyd, incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form SB-2 filed on September 26, 2001 (File No. 333-70176).
10.25	Employment Agreement, dated as of August 1, 2001, by and between the Company and Robert Vail, incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form SB-2 filed on September 26, 2001 (File No. 333-70176).
10.26	Consulting Agreement, dated as of September 10, 2001, by and between the Company and Richard P. Smyth, incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form SB-2 (File No. 333-70176).
10.27†	Small Town Radio, Inc. Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 filed November 6, 2002.

10.28	Commercial Lease Agreement, dated June 25, 2002, by and between Greenwood Communications Corp. and the Company, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 17, 2002.
10.29	Asset Purchase Agreement, dated February 28, 2004, by and between Small Town Radio, Inc. and USK Broadcasting, Inc., incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 12, 2003.
10.30	Asset Purchase Agreement, dated December 31, 2009, among Dutch Gold Resources, Inc., DGRI AGDI Acquisition Corporation and Aultra Gold, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 12, 2010.
10.31	Stock Purchase Agreement, dated December 31, 2009, among Dutch Gold Resources, Inc., Rauno Perttu, and Strategic Minerals, Inc., incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 12, 2010.
21.1	List of Subsidiaries. *
31.1*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204)
31.2*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204)
32.1*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204)
32.2*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204)
95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

*   Filed herewith.       †   Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2012

DUTCH GOLD RESOURCES, INC.

/s/ Daniel W. Hollis
Daniel Hollis,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Thomas Leahey
Thomas Leahey, Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicate

April 13, 2012
/s/ Daniel W. Hollis
Daniel Hollis,
Chief Executive Officer and Director
(Principal Executive Officer)

April 13, 2012	/s/ Thomas Leahey
Thomas Leahey,
Chief Financial Officer
(Principal Accounting Officer)

April 13, 2012	/s/ Lance Rosmarin
Lance Rosmarin
Secretary, Director

April 13,, 2012	/s/ Steve Keaveney
Steve Keaveney
Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement, dated July 22, 1996, by and between Ogden, McDonald & Company and Worldwide PetroMoly Inc., incorporated herein by reference to the Company's Current Report on Form 8-K filed on August 2 1996.
2.2	Agreement and Plan of Merger, dated April 30, 2001, among Small Town Radio, Inc., Worldwide PetroMoly, Inc., Petro Merger, Inc., Gilbert Gertner and certain individual shareholders of Small Town Radio, Inc., as amended and restated, incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on May 7, 2001.
2.3	Agreement and Plan of Merger, dated as of May 28, 2002, by and between Worldwide PetroMoly, Inc. and Small Town Radio, Inc., incorporated herein by reference to Exhibit 2.2 to the Company’s Form 10-K filed on October 15, 2002.
2.4	Warranty Bill of Sale and Assignment, dated June 25, 2002, among Greenwood Communications Corp., Ann B. Greenwood and Small Town Radio, Inc., incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 17, 2002.
2.5	Share Exchange Agreement, dated January 4, 2007, by and between Dutch Gold Resources, Inc. and Dutch Mining, LLC, incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed January 25, 2007.
2.6	Exchange Agreement, dated June 23, 2010, by and between Dutch Gold Resources, Inc. and Embassy International, LLC . incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 1, 2010.
3.1	Articles of Amendment to the Articles of Incorporation of Ogden, McDonald & Company, incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed on November 13, 1996.
3.2	Articles of Incorporation of Ogden, McDonald & Company, incorporated herein by reference to Exhibit 3.1 to the Form SB-2 filed on September 26, 2001.
3.3	Bylaws of Ogden, McDonald & Company, incorporated herein by reference to Exhibit 3.2 to the Form SB-2 filed on September 26, 2001.
3.4	Articles of Incorporation of Small Town Radio, Inc. , incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K filed on October 15, 2002.
3.5	Bylaws of Small Town Radio, Inc. incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K filed on October 15, 2002
4.1	Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock *
4.2	$5,000 Demand Note of the Company, dated February 3, 2001, issued to Bolling Investments, LLC, incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2 filed on September 26, 2001 (File No. 333-70176).
4.3	$25,000 Demand Note of the Company, dated March 26, 2001, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form SB-2 filed on September 26, 2001 (File No. 333-70176).
4.4	$25,000 Demand Note, dated June 4, 2001, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form SB-2 filed on September 26, 2001 (File No. 333-70176).
4.5	$12,500 Demand Note, dated June 29, 2001, issued to Bolling Investments, LLC, incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2 filed on September 26, 2001 (File No. 333-70176).
4.6	$50,000 Demand Note of the Company, dated August 3, 2001, issued to John F. McMullan, incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form SB-2 filed on September 26, 2001 (File No. 333-70176).
4.7	$216,000 Secured Note of the Company dated June 17, 2002, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 17, 2002.
4.8	Note Purchase Agreement dated as of June 17, 2002 between the Company and Wayne Shortridge, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 17, 2002.
4.9	Security Agreement dated as of June 17, 2002 between the Company and Wayne Shortridge, incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on June 17, 2002.
4.10	Warrant to Purchase Common Stock of the Company, dated June 17, 2002, issued to Wayne Shortridge, incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on June 17, 2002.

10.1	Employment Agreement, dated as of August 1,1996, between the Company and Gilbert Gertner, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-K filed on October 7, 1996.
10.2	Employment Agreement, dated as of August 1,1996, between the Company and James R. Danner, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-K filed on October 7, 1996.
10.3	Employment Agreement, dated as of August 1,1996, between the Company and Fred Lehmen, incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-K filed on October 7, 1996.
10.4	Employment Agreement, dated as of August 1,1996, between the Company and Lance Rosemarin, incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-K filed on October 7, 1996.
10.5	Stock Purchase Agreement, dated June 7, 2001, by and among Worldwide Petromoly, Inc. and Gilbert Gertner, incorporated herein by referenced to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 15, 2001.
10.6	Purchase and Sale Agreement, dated August 16, 2001, by and between Merchants Broadcasting Systems of Southwest Georgia and Worldwide PetroMoly, Inc., incorporated herein by reference to Exhibit 10.10 to the Form SB-2 filed on September 26, 2001.
10.7	Private Equity Line of Credit Agreement, dated as of September 25, 2001, by and between Grenville Financial LTD. and Worldwide PetroMoly, Inc., incorporated herein by reference to Exhibit 1.1 to the Form SB-2 filed on September 26, 2001.
10.8	First Amended Porter Land Consulting Agreement, dated April 16, 2001, by and between Small Town Radio and Porter Lane Investments, Inc., incorporated herein by reference to Exhibit 10.1.2 to the Form SB-2 filed on September 26, 2001.
10.9	First Amendment to First Amended Porter Land Consulting Agreement , dated July 31 2001, by and between Small Town Radio and Porter Lane Investments, Inc., incorporated herein by reference to Exhibit 10.1.3 to the Form SB-2 filed on September 26, 2001.
10.10	Letter Agreement regarding Porter Lane Termination, dated August 10, 2001, incorporated herein by reference to Exhibit 10.1.4 to the Form SB-2 filed on September 26, 2001.
10.11†	Worldwide PetroMoly, Inc. Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on August 13, 2001 (File No. 333-67404).
10.12	Lease Agreement, dated August 10, 2001, with HQ Global Workplaces, Inc., incorporated herein by reference to Exhibit 10.2.1 to the Form SB-2 filed on September 26, 2001.
10.13	Agreement with PGK Media Staffing Networking, Inc., incorporated herein by reference to Exhibit 10.3 to the Form SB-2 filed on September 26, 2001.
10.14	Studio Design Agreement, dated April 20, 2001, by and between Worldwide PetroMoly, Inc. and Harris Corporation, incorporated herein by reference to Exhibit 10.4 to the Form SB-2 filed on September 26, 2001.
10.15	Consulting Agreement, dated March 13, 2001, by and between Small Town Radio and Porter Lane Investments, Inc., incorporated herein by reference to Exhibit 10.1.1 to the Form SB-2 filed on September 26, 2001.
10.16	Consulting Agreement, dated July 18, 2001, by and between Worldwide PetroMoly, Inc. and NuMark Corporation , incorporated herein by reference to Exhibit 10.5 to the Form SB-2 filed on September 26, 2001.
10.17	Finder Agreement, dated June 20, 2001, by and between Worldwide PetroMoly, Inc. and Atlas Capital Services, Inc., incorporated herein by reference to Exhibit 10.7 to the Form SB-2 filed on September 26, 2001.
10.18	Consulting Agreement, dated June 21, 200, by and between Worldwide PetroMoly, Inc. and Pacific Resource Group, Inc., incorporated herein by reference to Exhibit 10.8 to the Form SB-2 filed on September 26, 2001.
10.19	Consulting Agreement, dated August 13, 2001, by and between Worldwide PetroMoly, Inc. and CEO Headlines, Inc., incorporated herein by reference to Exhibit 10.9 to the Form SB-2 filed on September 26, 2001.
10.20	Consulting Agreement, dated September 10, 2001, by and between Worldwide PetroMoly, Inc. and Richard P Smyth, incorporated herein by reference to Exhibit 10.11 to the Form SB-2 filed on September 26, 2001.
10.21	Media Services Letter of Intent, dated August 7, 2001, by and between Worldwide PetroMoly, Inc. and Fall Line Media, Inc., incorporated herein by reference to Exhibit 10.17 to the Form SB-2 filed on September 26, 2001.
10.22	Letter of Intent, dated August 13, 2001, by and between Worldwide PetroMoly, Inc. and Greenwood Communications corporation, incorporated herein by reference to Exhibit 10.18 to the Form SB-2 filed on September 26, 2001.
10.23	Letter Agreement, dated August 13, 2001, by and between Small Town Radio, Inc. and Kempff Communications Company, incorporated herein by reference to Exhibit 10.19 to the Form SB-2 filed on September 26, 2001.
10.24	Employment Agreement, dated as of July 30, 2001, by and between the Company and Donald L. Boyd, incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form SB-2 filed on September 26, 2001 (File No. 333-70176).
10.25	Employment Agreement, dated as of August 1, 2001, by and between the Company and Robert Vail, incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form SB-2 filed on September 26, 2001 (File No. 333-70176).
10.26	Consulting Agreement, dated as of September 10, 2001, by and between the Company and Richard P. Smyth, incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form SB-2 (File No. 333-70176).

10.27†	Small Town Radio, Inc. Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 filed November 6, 2002.
10.28	Commercial Lease Agreement, dated June 25, 2002, by and between Greenwood Communications Corp. and the Company, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 17, 2002.
10.29	Asset Purchase Agreement, dated February 28, 2004, by and between Small Town Radio, Inc. and USK Broadcasting, Inc., incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 12, 2003.
10.30	Asset Purchase Agreement, dated December 31, 2009, among Dutch Gold Resources, Inc., DGRI AGDI Acquisition Corporation and Aultra Gold, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 12, 2010.
10.31	Stock Purchase Agreement, dated December 31, 2009, among Dutch Gold Resources, Inc., Rauno Perttu, and Strategic Minerals, Inc., incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 12, 2010.
21.1	List of Subsidiaries. *
31.1*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204)
31.2*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204)
32.1*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204)
32.2*	Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204)

*   Filed herewith.       †   Management contract or compensatory plan

