Form 10-Q
period 2012-06-30
Dutch Gold Resources Inc
filed 2012-08-20
CIK 928375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 20, 2012
Common Stock, par value $0.001 per share	2,302,680,047

DUTCH GOLD RESOURCES INC

BALANCE_SHEET

Form Type: 10-Q

Period End: Jun 30, 2012

Date Filed: Aug 20, 2012

DUTCH GOLD RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,102	$628
Investments available for sale at fair value	0	0
Deferred financing costs, net	13,172	2,414
Other current assets	50,000	50,000

Total current assets	64,274	53,042

LONG-TERM ASSETS:
Mineral properties	2,581,155	2,581,155
Property, plant and equipment at cost	2,173,628	2,173,628
Less accumulated depreciation	(2,173,628)	(2,173,628)

Net mineral properties and property, plant and equipment	2,581,155	2,581,155

Other assets	11,600	11,600

TOTAL ASSETS	$2,657,029	$2,645,797

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$950,209	$1,091,709
Accounts payable-related parties	712,545	599,083
Notes payable-related parties	2,339,900	2,423,000
Loans from shareholders	141,907	141,907
Convertible notes payable, net	755,383	843,460
Payroll liabilities	772,981	772,981
Deferred Production Royalty	15,000	15,000
Accrued liabilities	695,237	689,786
Total current liabilities	6,383,162	6,576,926

LONG-TERM LIABILITIES:
Warrant liability	474,861	724,861

TOTAL LIABILITIES	6,858,023	7,301,787

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value; 10,000,000 authorized, none issued or outstanding	-
Series A, Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010	2,000	-2,000
Series B, Convertible Preferred Stock, $.001 par value; 5,000,000 shares authorized,4,500,000 issued and outstanding at June 30, 2011; none authorized, issued and outstanding at December 31, 2010	4,500	4,500
Common stock, $.001 par value; 500,000,000 shares authorized, 499,250,000 issued and outstanding at June 30, 2011; 372,008,907 issued and outstanding at December 31, 2010	499,250	507,573
Additional paid-in-capital	20,926,872	20,553,166
Stock subscriptions	104,058	104,058
Accumulated deficit	(23,850,910)	(25,827,312)
Accumulated other comprehensive (loss) income	(675,560)	-

Total stockholders' deficit	(3,674,790)	(4,655,990)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,414,840	$2,645,797

Created by EDGAR Online, Inc.

DUTCH GOLD RESOURCES INC

INCOME_STATEMENT

Form Type: 10-Q

Period End: Jun 30, 2012

Date Filed: Aug 20, 2012

DUTCH GOLD RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue

Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operational Expenses

Selling, general and administrative expenses	159,433	453,278	333,737	870,516
Professional fees	38,959	250,856	100,713	479,730
Rent and repairs and maintenance	8,450	11,845	29,517	29,517
Depreciation	0	119,939	0	239,878

Total operating expenses	206,842	835,918	463,967	1,619,641

Operating loss	(206,842)	(835,918)	(463,967)	(1,619,641)

Other income (expense)

Interest expense, net	(165,404)	(596,130)	(345,894)	(1,015,765.00)
Financial settlement expense	(9,857)	(10,981)	(9,857)	(54,181)
Write-off of other assets	-	-
Gain from sale of equipment	0	55,500		55,500.00
Change in fair value of warrants	(24,332)	(364)	(50,795)	(9,232)
Gain from reversal of accruals	-	-	-	0
Gain from settlement of accounts payable	-	-	-	0
Gain from sale of Aultra investment	-	-	-	38,569
Realized (loss) gain on sale of securities	0	(28,001)		-
			(406,546)
Loss before income taxes	(406,435)	(1,415,894)	(871,061)	(2,604,750)

Provision for income taxes	-	0	-	-

Net loss	(406,435)	-1,415,894	(871,061)	(2,604,750)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average shares outstanding	1,550,436,343,732	142,587,709	943,042,932	156,897,542

Created by EDGAR Online, Inc.

DUTCH GOLD RESOURCES INC

CASH_FLOW2

Form Type: 10-Q

Period End: Jun 30, 2012

Date Filed: Aug 20, 2012

DUTCH GOLD RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Operating activities:

Net loss	$(871,061)	$(1,803,297)
Adjustments to reconcile net loss to cash used in operating
activities
Gain from debt settlement	-	(361,277)
Loss from write-off of other assets	-	110,000
Gain from sale of equipment		-
Common stock issued for services	17,600.00	1,386,000
Common stock issued to extend certain convertible note	-
maturity dates	0	-
Common stock issued for other settlements	50,000	36,250
Preferred stock issued in exchange for services		-
Loss resulting from debt settlement agreement (Note 7)	41,256
maturity dates	0	-
Accretion of debt discount	525,884	-
Depreciation	0	239,878
Stock compensation expense	52,017	-
Change in fair value of warrants		60,049
Amortization of deferred financing costs	(17,944)	-
Gain on sale of Aultra Investment	-	(217,177)
Net realized loss on sale of securities	0	-
Changes in assets and liabilities	0
Other current assets	0	-
Accounts payable	4,767	68,363
Accounts payable-related parties	178,950	158,688
Accrued liabilities	89,399	-

Net cash used in operating activities	70,868	(322,523)

Investing activities:
Proceeds from sale of available-for- sale securities	0	-
Purchases of available-for-sale securities	0	-
Purchases under subscription agreement	0	-
Investments in notes receivable	0	-

Net cash provided by investing activities	0	-

Financing activities:
Proceeds from sale of common stock	-	69,600
Proceeds from stock subscriptions	-	40,320
Deferred financing costs	(7,500)	-
Proceeds from loans from shareholders	56,000	-
Proceeds from notes payable-related parties	0	-
Proceeds from convertible notes payable	122,500	205,000

Net cash provided by financing activities	171,000	314,920

Net increase in cash and cash equivalents	903	(7,603)

Cash and cash equivalents at beginning of period	199	24,522

Cash and cash equivalents at end of period	$21,425	$16,919

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	$-	$-

Non-cash Transactions:
Common stock issued to settle debt		$115,000
Common stock issued to settle accrued expenses		29,612
Proceeds from sale of equipment applied to payroll liability		-

DUTCH GOLD RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2011, included in the 2011 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2011 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2011 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended June 30, 2012 are not necessarily indicative of the results expected for the full year.

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

The Company categorizes its investments as either trading, available for sale, or held to maturity. The Company does not hold any securities that we believe would be considered held to maturity. Prior to third quarter 2011, the Company’s investments were comprised of available-for-sale securities carried at fair value with unrealized gains and losses, net of applicable income taxes, recorded within accumulated other comprehensive income. As of June 30, 2012, as discussed in Note 4, these investments which consist of Shamika 2 Gold common stock are classified as trading securities with any unrealized gains and losses recorded in earnings. The Company reviews its investments quarterly for declines in market value that are other than temporary in addition to re-evaluating the investment classification. No investments were deemed permanently impaired at June 30, 2012.

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

NOTE 4—INVESTMENTS IN SECURITIES

On March 26, 2010, the Company acquired 4,950,000 shares of common stock of Shamika 2 Gold with an investment value of $1,237,500. Securities to be held for indefinite periods of time, but not necessarily to be held to maturity or on a long-term basis, are classified as available for sale and carried at fair value with unrealized gains or losses reported as a separate component of shareholders' deficit in accumulated other comprehensive (loss) income in the condensed consolidated balance sheets. As of December 31, 2010, the Company held 4,905,000 Shamika 2 Gold shares and recorded a fair value of $3,188,250 as investments available for sale with $1,962,000 recorded as an unrealized gain in accumulated other comprehensive income. As of June 30, 2011, the Company held 4,792,836 shares with a fair value recorded of $1,150,281 and a $71,675 unrealized loss in its investment recorded in accumulated other comprehensive loss. Other comprehensive loss recorded during three month period ended June 30, 2011 due to a decrease in the fair market value of Shamika 2 Gold’s shares was $2,033,675. Through June 30, 2011, based on management’s intent of holding the majority of the shares in Shamika 2 Gold equity security, the investment was classified as a short term investment in available for sale securities. During third quarter 2011, due to difficulties experienced in raising capital to fund operations and due to capital needed to pursue and develop current projects, along with the fact that the Shamika 2 Gold shares had continued to decrease in fair value over the period that the Company has held the shares, management made the decision to liquidate the majority of its investment in Shamika 2 Gold. 3,437,836 shares were liquidated during third quarter 2011 which resulted in cash proceeds of $147,508. In addition, during third quarter 2011, 600,000 shares of Shamika 2 Gold were transferred to certain noteholders for consideration to extend these noteholders forbearance rights to covert notes into shares of common stock. This disposition and transfer of shares resulted in a realized loss on the previously classified available for sale securities of $884,697 and as of December 31, 2011, all amounts previously recorded through accumulated other comprehensive income were realized ($1,962,000). During the third quarter of 2011, resulting from purchases made previously under subscription agreements, the Company also received 666,672 shares of Shamika 2 Gold and recorded the fair value of the investment of $9,333 as an investment in trading securities

For the year ended December 31, 2011, the Company recorded $200,000 as an unrealized loss on trading securities in its consolidated statements of operations for the remaining Shamika 2 Gold shares held. There was no material change in fair value of the Shamika 2 Gold common stock from December 31, 2011 to June 30, 2012 and therefore no additional accounting entries have been recorded for the three month period ending June 30, 2012 related to this investment. The common stock of Shamika 2 Gold is quoted on the Over-the-Counter Bulletin Board under the symbol “SHMX” and is, therefore, considered a Level 1investment in the fair value hierarchy.

NOTE 5—OTHER CURRENT ASSETS

Other current assets are comprised of:

	June 30, 2012	December 31, 2012

Performance Bond	$50,000	$50,000

Total other current assets	$50,000	$50,000

In March 2011, the Company issued an unsecured promissory note to Trellis Corporation in the amount of $41,000 as an advance to Trellis pertaining to their mining operations. The note bears an annual interest rate of 8% and is due upon demand. As payment has not been received pertaining to this note, the Company has fully reserved the note balance including accrued interest earned as of June 30, 2012 and December 31, 2011. The $50,000 performance bond relates to the Company’s closed Benton Mine operation in Oregon. The funds will be released to the Company based on the completion of certain reclamation work.

NOTE 6—MINERAL PROPERTIES AND PROPERTIES, PLANT AND EQUIPMENT

	June 30,	December 31,
	2012	2011

Mine and Mill Equipment	$2,173,628	$2,173,628
Mineral Properties	2,581,155	2,581,155
	$4,754,783	$4,754,783
Less: accumulated depreciation, depletion and amortization	2,173,628	2,173,628
Net carrying value	$2,581,155	$2,581,155

There was $119,939 charged to operations for depreciation expense for three month period ended June 30, 2011. As the Company’s mine and mill equipment assets were fully depreciated as of December 31, 2011, no depreciation expense was recorded for the three month period ended June 30, 2012.With the acquisition of the Basin Gulch Project and the Jungo Project, we also acquired certain mining claims and permits. The mineral rights obtained resulting from the January 6, 2010 Asset Purchase Agreement executed between the Company and Aultra Gold, Inc. were fair valued at $2,581,155 and are presented as Mineral Properties on the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011. Since that time, we have not commenced any mining operations; therefore, we have not recorded any amortization expense related to any capitalized amounts. Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new projects, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of the recoverable amount whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. As of June 30, 2012, the Company does not believe that impairment indicators exist related to its long-lived assets.

The Internal Revenue Service has a Federal lien on the Company’s subsidiary Dutch Mining, LLC’s equipment, real property and leases in the amount of $505,114 as of June 30, 2012 and December 31, 2011. The State of Oregon Department of Revenue, Department of Employment and Bureau of Labor & Industries has a lien on the Company’s subsidiary Dutch Mining, LLC’s personal and real property in the amount of $217,867 as of June 30, 2012 and December 31, 2011. These liens arose from unpaid Federal and state payroll taxes from the closed Benton Mine operation in Oregon. During fiscal 2011, the Company sold certain fully depreciated equipment and applied the proceeds received against the Company’s State of Oregon Department of Revenue payroll liability lien.

The aforementioned unpaid payroll liabilities aggregating $722,981 as of June 30, 2012 and December 31, 2011, are recorded as Payroll Liabilities, under Current Liabilities in the Company’s condensed consolidated financial statements. The Company has accrued for penalties and interest associated with these liens noted above.

NOTE 7—CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable is comprised of:

	June 30,	December 31,
	2012	2011

Convertible Promissory Notes	$485,000	$589,920
Convertible Debentures	349,975	355,000
	$834,975	$944,920
Less: unamortized debt discount	79,112	101,460
Net carrying value	$755863	$843,460

The Company had convertible promissory notes outstanding at June 30, 2012 and December 31, 2011 in the amount of $485,000 and $589,920, respectively. These notes bear interest at rates ranging from 8% to 21% per annum and mature within the next twelve months. Under the convertibility terms of the convertible promissory notes, the principal, plus accrued interest can be converted immediately upon maturity, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

The Company had convertible debentures outstanding at June 30, 2012 and December 31, 2011 in the amount of $349,975. The debentures bear interest at rates ranging from 8% to 12% per annum. Under the convertibility terms of the debenture, the principal, plus accrued interest can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

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

As of June 30, 2012 and December 31, 2011, $79,112 and $101,460, respectively, in unamortized discount remained associated with convertible notes outstanding. As of June 30, 2012, deferred financing costs net of amortization of $1,963 remains related to obtaining convertible notes executed. The deferred financing fees are amortized to interest expense over the term of the related convertible note agreement.

In January 2012, the Company entered into a debt settlement agreement with two convertible promissory noteholders relating to $177,420 in principal amounts owed to the noteholders, excluding accrued interest. This note balance along with accrued interest was outstanding and due to the noteholders as of December 31, 2011 and the Company did not have sufficient shares of common stock to satisfy the conversion terms of the notes at that time. The debt settlement agreement executed in January 2012 allows the Company to satisfy its obligations through the issuance of common stock with an aggregate value at the time of issuance of $260,000 ($130,000 per noteholder) in order to satisfy the convertible promissory note obligations. The settlement agreement allows the Company to issue to each noteholder 10,000,000 shares of common stock on the 15th day of each month. The value of the issuance of these shares less a 50% discount to the market price of the common stock when issued reduces the $260,000 debt settlement obligation. For the six months ended June 30, 2012, the Company issued 43,000,000 shares of common stock to the noteholders which resulted in a $34,000 reduction in the debt settlement obligation. The remaining $183,000 debt settlement obligation is recorded as of June 30, 2012 on the condensed consolidated balance sheet. The debt settlement agreement resulted in a loss on settlement of $34,000 which is recorded as interest expense in the condensed consolidated statements of operations and comprehensive loss for the three month period ended June 30, 2012. The Company expects that the remaining debt settlement obligation will be satisfied through the issuance of common shares within twelve months of June 30, 2012 and therefore has classified the remaining obligation as a current liability. The Company does have the option at any time to prepay the remaining settlement obligation in cash.

NOTE 8—NOTES PAYABLE

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $250,000 to Gabriela Dienhart-Engel. The note is dated July 31, 2006 and carries an interest rate of 6.0%. The note is partially secured by the title to the Gold Bug mine. The balance outstanding at June, 2012 and December 31, 2011 was $250,000.

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $100,000 to Caruso-Dienhart TBE Family Trust, LLC., a Company related to the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%. The note is partially secured by the Gold Bug mine and certain equipment used by the Company. The balance outstanding at June 30, 2012 and December 31, 2011was $50,000.

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $950,000 to Josef Bauer for working capital. The note is guaranteed by Ewald Dienhart and carries an interest rate of 8.0%. The balance outstanding at June 30, 2012 and December 31, 2011 was $950,000.

 All notes listed above are due on demand. In addition, the balances presented for the notes above and below exclude interest owed. Interest is accrued by the Company and recorded on the condensed consolidated balance sheet as an accrued liability.

The Company owes $104,000 at an interest rate of 7% for a short term note at June 30, 2012 and December 31, 2011 to Embassy International, LLC, a Florida limited liability company. This note matured on November 10, 2011 and remains unpaid.

The Company owes $136,000 at an interest rate of 7% for a short term note at June 30, 2012 and December 31, 2011 to Embassy International, LLC, a Florida limited liability company. This note matured on November 10, 2011 and remains unpaid.

The Company owes $258,000 at an interest rate of 6% for a short-term note at June 30, 2012 and December 31, 2011 to Embassy International, LLC, a Florida limited liability. The note matured on February 16, 2012 and remains unpaid.

The Company owes in aggregate $300,000 at an interest rate of 7% for four short-term notes at June 30, 2012 and December 31, 2011 to Embassy International, LLC, a Florida limited liability company. This noted matured on February 15, 2012 and remains unpaid.

The Company owes $82,500 at an interest rate of 6% for a short term note at June 30, 2012 and December 31, 2011 to Embassy International, LLC, a Florida limited liability company This note matured on June 30, 2012 and remains unpaid.

The Company owes $117,500 at an interest rate of 7% for a short term note at June 30, 2012 and December 31, 2011 to Embassy International, LLC, a Florida limited liability company. This note matured on April 1, 2012 and remains unpaid.

The Company owes $35,000 at an interest rate of 7% for a short term note at June 30, 2012  and December 31, 2011 to Embassy International, LLC, a Florida limited liability company. This note matured twelve months from May 5, 2011 and remains unpaid.

The Company owes $90,000 at an interest rate of 6% for a short-term note at June 30, 2012 and December 31, 2011 to Caruso-Dienhart TBE Family Trust, LLC. This note matures in twelve months from May 26, 2011.

The Company owes $25,000 at an interest rate of 7% for a short term note at June 30, 2012 to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matured on June 30, 2012 and remains unpaid.

The Company owes Tom Leahey, CFO of Dutch Gold Resources, Inc., $25,000 with a balloon and interest payment of $10,000 due at maturity for a short term note at June 30, 2012 and December 31, 2011. This note matured on October 28, 2011 and remains unpaid. This is a related party note payable.

The Company owes C&H Capital, Inc. $20,000 under a promissory note dated May 4, 2012 and due one year from the execution date of the note. The note is convertible. Proceeds were used for corporate general expenses

The Company borrowed $36,000 from Paul Papi, a shareholder, on June 13, 2012 under a promissory note due one year from the date of execution. The note is convertible. Proceeds were used for corporate general expenses.

The Company, through its subsidiary DGRI Algun Dia Acquisition Corporation, entered in a convertible promissory note with Belair Minex USA in the amount of $50,000 on May 1, 2012. The note matures on its anniversary. Proceeds were used for corporate general expenses and working capital.

The Company entered into a convertible note with Asher Enterprises, Inc. in the amount of $35,000 on May 8, 2012. Said note matures nine months from the date of execution and is convertible. Proceeds were used for corporate general expenses and working capital.

The Company entered into a convertible note with Asher Enterprises, Inc. in the amount of $45,000 on June 6. 2012. Said note matures nine months from the date of execution and is convertible. Proceeds were used for corporate general expenses and working capital.

The Company entered into a convertible note with Asher Enterprises, Inc. in the amount of $42,500 on June 13. 2012. Said note matures nine months from the date of execution and is convertible. Proceeds were used for corporate general expenses and working capital.

NOTE 9—CAPITAL STOCK

Preferred Stock

As of June 30, 2012, the Company had 2,000,000, 4,500,000 and 25,000 shares of its $0.001 par value Series A, Series B and Series C Convertible Preferred stock, respectively, issued and outstanding. There were no Series A, Series B or Series C additional issuances for the three month period ended June 30, 2012. The Series A, Series B and Series C Convertible Preferred stock provides the conversion right to common shares along with voting rights  over common shareholders but are not entitled to dividends or a liquidation preference. Each share of Series A, Series B and Series C Convertible Preferred stock is convertible into shares of common stock at the rate of 10 shares, 10 shares and 500 shares, respectively. In addition, each share of Series A, Series B and Series C Convertible Preferred stock is entitled to 350, 400 and 500 votes, respectively, on all matters which holders of common stock are entitled to vote upon.

On March 5, 2012, 4,000,000 shares of Series D Preferred stock were issued to an executive as a poison pill defense against possible takeover measures. Management, with the consent of the Board of the Directors who approved the issuance, determined that the fair value of the Series D Preferred stock grant as $50,000. The $50,000 non-cash expense related to this transaction has been recorded in the line Selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss for the three month period ended June 30, 2012.  Each share of Series D Preferred stock shall be entitled to 400 votes on all matters which holders of common are entitled to vote upon. The Series D Preferred stock is not convertible, not entitled to dividends and there is no liquidation preference

Common Stock

As of June 30, 2012, the Company had 1,947,230.047 shares of its $0.001 par value common stock issued and outstanding. 79,592,980 shares of common stock were issued during the three months ended June 30, 2012, to retire various debt and payable obligations of the Company based upon the actual balance and any accrued interest.  In addition, 8,000,000 shares of common stock were issued during the three month period ended June 30, 2012 with a fair value of $17,600 to compensate professionals and vendors for services performed during the period. The consideration for settlement amounts and services performed for payments from the Company’s common shares was arrived at by utilizing the market value (the price of the last reported trade) of the DGRI stock on the date of issue.

As of June 30, 2012, the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2011	23,302,500	$0.09	-
Granted	-	-	-
Forfeited/Expired	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2012	23,302,500	$0.09	$0

No warrants were issued for the three-month periods ended June 30, 2012 and 2011. The warrants outstanding do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model as of the issuance date. Some of the warrants provide that in the event the Company is unable to issue registered shares upon exercise, the warrant holders are entitled, under securities laws, to receive freely tradable shares pursuant to a "cashless exercise" provision. However, based on interpretation of ASC 815, there is a required presumption of net cash settlement.

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

As of June 30, 2012 and December 31, 2011, the fair value of the warrants was determined to be $501,324 and $724,861, respectively. We recorded $26,463 for the three months ended June 30, 2012 in losses in the condensed consolidated statements of operations and comprehensive loss resulting from the revaluation of the warrant liability.

The outstanding warrants as of June 30, 2012 have exercise prices ranging from $0.01 to $1.15 with expiration dates ranging from June 9, 2012 to December 9, 2014. The remaining weighted average contractual life of warrants outstanding as of June 30, 2012 is 1.45 years.

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

As of June 30, 2012 and December 31, 2011, 4,000,000 options were outstanding with a weighted average exercise price of $0.005 with 4,000,000 options vested and exercisable. There was no intrinsic value related to these options at June 30, 2012 and December 31, 2011.

NOTE 11—PER SHARE DATA

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, convertible notes and convertible preferred stock.

The Company has excluded all common equivalent shares outstanding for warrants, convertible notes and convertible preferred stock to purchase common stock from the calculation of diluted net loss per share because all such securities are anti-dilutive for the periods presented. As of June 30, 2012, the Company had 18,302,500 warrants, 4,000,000 options, 1,156,344,007 and 77,500,000 potential shares which may be issued resulting from the provisions of convertible notes and convertible preferred stock respectively. As of December 31, 2011, the Company had 23,302,500 warrants, 4,000,000 options, 1,214,830,512 and 77,500,000 potential shares which may be issued resulting from the provisions of convertible notes and convertible preferred stock, respectively.

NOTE 12—RELATED PARTY TRANSACTIONS

 Accounts Payable-related parties

Daniel W. Hollis, CEO of Dutch Gold Resources, Inc. has a balance owing to him of $316,629 and $257,056 as of June 30, 2012 and December 31, 2011, respectively, related to cash advanced to the Company for general corporate uses and for unpaid management fees for services performed and reimbursable expenditures incurred. On June 26, 2012, Mr. Hollis agreed to convert $40,000 of the balance owed to him into common shares of the Company, at prevailing market rates for other such conversions at the time. As shares were unavailable for issue, no expense was recognized for the quarter.

Rauno Perttu, COO of Dutch Gold Resources, Inc. has a balance owing to him of $332,704 and $290,704 as of June 30, 2012 and December 31, 2011, respectively. Amounts owed to Rauno Perttu primarily relate to unpaid management fees owed for services performed and amounts owed resulting from liabilities assumed by Rauno Perttu resulting from a previous acquisition by the Company in which the Company agreed to reimburse Rauno Perttu for these obligations. On June 26, 2012, Mr. Perttu agreed to convert $40,000 of the balance owed to him into common shares of the Company, at prevailing market rates for other such conversions at the time. As shares were unavailable for issue, no expense was recognized for the quarter.

Thomas Leahey, CFO of Dutch Gold Resources, Inc. has a balance owing to him of $96,512 and $51,323 as of June 30, 2012 and December 31, 2011, respectively, related to unpaid management fees and other expenses.

NOTE 13—FINANCIAL CONDITION AND GOING CONCERN

As of June 30, 2012, the Company had cash on hand of $1,102 and a working capital deficit of approximately $7.3 million and has incurred a loss from operations for the three months ended June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, as of June 30, 2012, the Company does not have the authorized shares available for issuance in order to satisfy the conversion features related to its financial instruments or equity awards granted. The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies. However, as of the date of these consolidated financial statements, no formal agreement exists. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going concern.

NOTE 14—COMMITMENTS AND CONTINGENCIES

The Company leases office space in Atlanta, Georgia under a one-year renewable contract presently at approximately $1,000 per month.

The Company is subject to various claims primarily arising in the normal course of business. Although the outcome of these matters cannot be determined, the Company does not believe it is probable that any such claims will result in material costs and expenses except as noted as follows.

The Company’s condensed consolidated balance sheets as of June 301, 2012 and December 31, 2011, reflected an accrued liability of $162,000 pertaining to amounts that the Company believes will be owed related to professional services performed by a vendor previously. The amount accrued approximates the judgment that was received pertaining to this claim. In addition, the Company has recorded $50,000 in payroll liabilities as of June 30, 2012 and December 31, 2011 related to an existing claim pertaining to personnel services previously performed.

Legal Proceedings

Redwood Management, LLC vs. Dutch Gold Resources, Inc .

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

Hunter vs. Dutch Gold Resources, Inc.

On December 12, 2011, Timothy Hunter, former employee of Dutch Mining, LLC, brought a labor/contract claim against Dutch Mining, LLC and the Company in the United States District Court for the District of Oregon Portland Division. The Plaintiff seeks payments under certain contract between him and Dutch Mining, LLC. The Company has made the appropriate provisions relating to this claim in its financial statements as of June 30, 2012.

James De Smet vs. Dutch Mining, LLC

On February 12, 2011, James De Smet commenced an action for a trade payables claim against Dutch Mining LLC in the amount of $17,213.96. On September 23, 2011, a default judgment was entered against Dutch Mining, LLC in the Circuit Court of the State of Oregon for Josephine County. The Company has made the appropriate provisions relating to this claim in its financial statements as of June 30, 2012.

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

Thompson Law LLC vs. Dutch Gold Resources, Inc.

On January 20, 2011, Thompson Law LLC, filed an action against the Company in the Superior Court of the County of Fulton. The Company has entered into a settlement agreement with the Plaintiff and has made the appropriate provisions relating to this settlement in its financial statements as of June 30, 2012.

Lippert/Heilshorn vs. Dutch Gold Resources, Inc.

Lippert/Heilshorn commenced an action to collect consulting fees allegedly owed by the Corporation and Shamika 2 Gold, Inc. in the alleged, aggregate amount of $51,442.57. The Company intends to vigorously defend the allegations and such claims and believes the appropriate provisions relating to this claim have been made in the Company’s financial statements as of June 30, 2012.

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

Should production be suspended for a period of 6 months or longer, the twice annual advance production royalty of $25,000 listed above resumes. Upon the completion of payments totaling $8,000,000, the Company will have purchased the mineral rights to this property. As of June 30, 2012, production had not commenced and, therefore, the Stage 3 related production royalties were not owed.

JUNGO

On June 1, 2007, the Company entered into a formal binding Agreement of Purchase and Sale (the "Agreement") with W.R. Hansen, an individual (the “Seller”), pursuant to which the Company acquired from the Seller certain mining claims together with all improvements and all equipment owned by the Seller located thereon, located in Humboldt County, State of Nevada (the “Property”). In consideration of the purchase of the Property, the Company agreed to: (i) reimburse the Seller for all staking and filing costs related to the Property, (ii) issue to the Seller 50,000 restricted shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), valued at $0.50 per share, (iii) upon its sole determination of sufficient mineralization to place the Property in production, to further issue to the Seller an additional 50,000 restricted shares of the Company’s Common Stock, such that the Company shall make such a determination not later than 30 days following the acquisition of the data contemplated by paragraph 3.3 of the Agreement, (iv) not later than 10 days following the date the Property is placed into development for production of metals, to issue to the Seller an additional 100,000 restricted shares of the Company’s Common Stock, and (v) as further consideration after the Property is placed in production, to direct to the Seller a monthly Net Smelter Royalty of 2% upon all gold, silver, copper, or other metals (the “Metals”) produced and sold from the Property (each royalty payment shall be paid not later than 30 days following the last day of the month in which the metals were produced and sold). Closing of the sale and purchase of the Property occurred on the same date, as under the Agreement both the Company and the Seller have performed their mutual obligations under paragraph 2.2 and Section 4 thereof. As of June 30, 2012, the Jungo property was not in production.

On August 29, 2011, the Company entered into a definitive agreement to lease out the Jungo Project. The Company entered into a lease agreement with Avidian Gold US, Inc. (Avidian). Avidian, which has a portfolio of projects in Nevada, expects to conduct additional drilling on the property in 2012. The agreement calls for Avidian to pay an advance royalty to the Company and to grant an industry standard Net Smelter Return to the Company. The Company received the initial royalty payment in the amount of $15,000. Production had not commenced therefore the amount received is reflected as Deferred production royalty revenue on the Company’s Condensed Consolidated Balance Sheets at June 30, 2012. The Company will also receive 150,000 common shares in Avidian which will be accounted for under the cost method. This ownership in Avidian is less than 5% and the Company’s initial value of its investment is $0 as Avidian is a startup company.

NOTE 16 – SUBSEQUENT EVENTS

On July 19, 2012, the Company filed a Preliminary Information Statement (SEC PRE 14C) to amend the Company’s Articles of Incorporation based on the July 11, 2012 authorization of the Company’s Board of Directors and shareholders holding a majority of the Company’s outstanding voting capital stock to amend the Company’s Articles of Incorporation to increase the number of the Company’s authorized shares of capital stock to 4,050,000,000 shares of which 4,000,000,000 shares will be Common Stock and 50,000,000 shares will be Preferred Stock (the “Authorized Stock Increase” or “Amendment”).

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

Principal Executive Offices

Our principal executive office is located at 3500 Lenox Road, Suite 1500, Atlanta, Georgia 30326.  Our phone number is 404-419-2440. Our website is www.DutchGold.com. We currently lease office space for our corporate office and operations under a one-year renewable contract with monthly rental charges approximately $1,000 per month. We believe that these offices adequately meet the current needs of the Company. We make available periodic reports and press releases on our website. Our common shares trade on the Over the Counter market under the symbol "DGRI."

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

On June7, 2012, the afternoon fixing gold price on the London Bullion Market was $1,623 per ounce and the spot market gold price on the New York Commodity Exchange was $1,622 per ounce.

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

Employees

As of June 30, 2012, we had 5 employees. Our employees in the U.S. include a geologist, who is our Chief Operating Officer, office administrator, accountant and the Chief Executive Officer and Chief Financial Officer. The Company believes we have good relations with our employees. We also engage independent contractors in connection with the exploration of our properties, such as drillers, geophysicists, geologists and other technical disciplines from time to time.

Results of Operations

During the three-month period ended June 30, 2012, the Company incurred operating expenses of $206,842 as compared to operating expenses of $853,856 for the three-month period ended June 30, 2011.  Selling, general and administrative expenses increased by $160,085 for the three month period ended June 30, 2012 when compared to the same period in the prior year and professional fees decreased by $660,041 when compared to the same period in the prior period. Selling, general and administrative expenses increased for the three months ended June 30, 2012 as management focused on controlling expenses and conserving cash to fund necessary operations during the quarter, however there were certain adjustments made in the comparable period of 2011 which offset most ordinary operating expenses.

The 2011 professional fees were primarily related to services performed by financial consultants and legal fees incurred in connection with assisting the Company in raising funds and pursuing possible acquisitions. In 2012, as the Company still incurred related expenditures, management was able to rely less on outside consultants and raise additional funds internally through previously established relationships. In addition, the overall volume of funds raised in second quarter 2012 compared to second quarter 2011 decreased which resulted in a corresponding decrease in professional fees. Also, the fact that the Company’s property, plant and equipment were fully depreciated as of June 30, 2012 resulted in no depreciation expense in seccond quarter 2012 compared to $119,939 recorded in the prior year comparable period.

Interest expense decreased by $430,726 for the three month period ended June 30, 2012 when compared to the same period in 2011.  Interest expense recorded for the three month period ended June 30, 2011 was higher resulting from interest recorded on a large number of convertible notes that were issued in late 2010 and early 2011. The accretion of the related debt discount and amortization of the related deferred financing costs incurred in obtaining these convertible notes resulted in a large amount of interest expense reported for the three month period ended June 30, 2011. As there were fewer similar notes issued towards the end of 2011 and in first quarter 2012, and as the debt discount and amortization related to the notes issued in late 2010 and early 2011 were close to being fully amortized due to the short term nature of the arrangements prior to first quarter 2012, there was less interest expense recorded for the three month period ended June 30, 2012.

The Company's net loss during the three -month period ended June 30, 2012 was $406,435 as compared to a net loss of $815,859 during the three-month period ended June 30, 2011 due to the factors discussed above.

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

Liquidity and Capital Resources

We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of debt. With limited liquid assets and fully depreciated fixed assets, the availability of funds from traditional sources of debt will be limited and we cannot assure that there will be a source of funds in the future. The Company will take sufficient action to raise additional debt and or equity as the markets will allow. In addition, as of June 30, 2012, the Company does not have the authorized shares available for issuance in order to satisfy the conversion features related to its financial instruments or equity awards granted.

As of June 30, 2012, we had a cash balance of $1,102. We estimate that, based upon our current business, we will require up to $4 million over the next two years. However, the Company cannot properly anticipate the capital expenditures and working capital needed in connection with its operations and development.  Although not certain or guaranteed, the Company believes it has access to sufficient funding for the next twelve months. We have no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we may be unable to continue our operations.

Critical Accounting Policies and Estimates

In the second quarter of 2012, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Plan of Operation and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2011.

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

The material weaknesses in our disclosure control procedures are as follows:

1.	Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy or the appropriate segregation of duties in place to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.	Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

—	Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

—	Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

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

Lippert/Heilshorn vs. Dutch Gold Resources, Inc.

Lippert/Heilshorn commenced an action to collect consulting fees allegedly owed by the Corporation and Shamika 2 Gold, Inc. in the alleged, aggregate amount of $51,442.57. The Company intends to vigorously defend the allegations and such claims.

BG Holdings Group, LLC

In July 2012, BG Holdings Group, LLC commenced an action entitled BG Holdings Group, LLC v. Dutch Gold Resources, Inc. DGRI Acquisitions Corporation, et. al. wherein the Plaintiff alleges that the Registrant and its subsidiary DGRI Acquisitions Corporation (“DAC”) failed to repay a promissory note in the amount of $72,700 and is seeking to recover payment of same and to obtain all of the outstanding shares of DAC, which were pledges as collateral for the Registrant’s obligations. The Registrant believes it has meritorious defenses to the Plaintiff’s claims and intended to vigorously defend the allegations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company borrowed C&H Capital, Inc. $20,000 under a promissory note dated May 4, 2012 and due one year from the execution date of the note. The note is convertible. Proceeds were used for corporate general expenses.

The Company borrowed $36,000 from Paul Papi, a shareholder, on June 13, 2012 under a promissory note due one year from the date of execution. The note is convertible. Proceeds were used for corporate general expenses.

The Company, through its subsidiary DGRI Algun Dia Acquisition Corporation, entered in a convertible promissory note with Belair Minex USA in the amount of $50,000 on May 1, 2012. The note matures on its anniversary. Proceeds were used for corporate general expenses and working capital.

The Company entered into a convertible note with Asher Enterprises, Inc. in the amount of $35,000 on May 8, 2012. Said note matures nine months from the date of execution and is convertible. Proceeds were used for corporate general expenses and working capital.

The Company entered into a convertible note with Asher Enterprises, Inc. in the amount of $45,000 on June 6. 2012. Said note matures nine months from the date of execution and is convertible. Proceeds were used for corporate general expenses and working capital.

The Company entered into a convertible note with Asher Enterprises, Inc. in the amount of $42,500 on June 13. 2012. Said note matures nine months from the date of execution and is convertible. Proceeds were used for corporate general expenses and working capital.

On April 17, 2012, Asher Enterprises Inc. converted $10,500 of an existing promissory note into 19,444,444 shares of common stock of the Company.

On May 4, 2012, Asher Enterprises Inc. converted $4,500 of an existing promissory note into 14,062,500 shares of common stock of the Company.

On May 6, 2012, Asher Enterprises Inc. converted $13,000 of an existing promissory note into 40,625,000 shares of common stock of the Company.

On May 21, 20137, Asher Enterprises Inc. converted $19,000 of an existing promissory note into 59,375,000 shares of common stock of the Company.

On May 24, 2012, Asher Enterprises Inc. converted $7,000 of an existing promissory note into 21,875,000 shares of common stock of the Company.

On May 30. 2012, Asher Enterprises Inc. converted $20,000 of an existing promissory note into 62,500,000 shares of common stock of the Company.

On June 4, 2012, Asher Enterprises Inc. converted $17,500 of an existing promissory note into 61,250,000 shares of common stock of the Company.

On June 8, 2012, Asher Enterprises Inc. converted $15,000 of an existing promissory note into 46,875,000 shares of common stock of the Company.

On June 12, 2012, Asher Enterprises Inc. converted $17,000 of an existing promissory note into 60,000,000 shares of common stock of the Company.

On June 18, 2012, Asher Enterprises Inc. converted $13,000 of an existing promissory note into 59,200,000 shares of common stock of the Company.

On June 20. 2012, Asher Enterprises Inc. converted $12,500 of an existing promissory note into 62,500,000 shares of common stock of the Company.

On June 28, 2012, Asher Enterprises Inc. converted $9,000 of an existing promissory note into 60,00,000 shares of common stock of the Company.

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

(b) Reports on Form 8-K. During the fiscal quarter ended June 30, 2012, the Company filed the following Current Reports on Form 8-K:

On July 11, 2012, the Registrant filed a Form 8-K disclosing entering into Joint Venture Agreement (“Agreement”) with RadarNica, SA to develop the Villa Nueva 1 mines.

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

Date: August 20, 2012