Form 10-Q
period 2012-09-30
Dutch Gold Resources Inc
filed 2012-11-21
CIK 928375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Commission file number: 333-72163

DUTCH GOLD RESOURCES, INC.

Nevada	58-2550089
(State of Incorporation)	(I.R.S. Employer Identification No.)

3500 Lenox Road, NE
Suite 1500
Atlanta, Georgia 30326
(Address of principal executive offices)

(404) 419-2440
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "large accelerated filer, accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	¨
Non-accelerated filer	☐	Smaller reporting company	☑

Transitional Small Business Disclosure Format: Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 20, 2012
Common Stock, par value $0.001 per share	2,477,680,047

DUTCH GOLD RESOURCES INC
BALANCE_SHEET
Form Type: 10-Q
Period End: Sep 30, 2012
Date Filed: Nov 20, 2012

DUTCH GOLD RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September30,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,212	$628
Investments available for sale at fair value	0	0
Deferred financing costs, net	12,955	2,414
Other current assets	50,000	50,000

Total current assets	65,167	53,042

LONG-TERM ASSETS:
Mineral properties	2,581,155	2,581,155
Property, plant and equipment at cost	2,173,628	2,173,628
Less accumulated depreciation	(2,173,628)	(2,173,628)

Net mineral properties and property, plant and equipment	2,581,155	2,581,155

Other assets	11,600	11,600

TOTAL ASSETS	$2,657,922	$2,645,797

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$975,122	$1,091,709
Accounts payable-related parties	656,899	599,083
Notes payable-related parties	2,379,330	2,423,000
Loans from shareholders	159,054	141,907
Convertible notes payable, net	782,390	843,460
Payroll liabilities	793,445	772,981
Deferred Production Royalty	300,000	15,000
Accrued liabilities	702,339	689,786
Total current liabilities	6,748,579	6,576,926

LONG-TERM LIABILITIES:
Warrant liability	424,861	724,861

TOTAL LIABILITIES	7,173,440	7,301,787

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value; 10,000,000 authorized,
none issued or outstanding	-
Series A, Convertible Preferred Stock, $.001 par value;		-
2,000,000 shares authorized, issued and outstanding at June
30, 2011 and December 31, 2010	2,000	2,000
Series B, Convertible Preferred Stock, $.001 par value;
5,000,000 shares authorized,4,500,000 issued and outstanding at June 30, 2011; none authorized, issued and outstanding at
December 31, 2010	4,500
Common stock, $.001 par value;2,750,000,000 shares		4,500
authorized, 2,007,230,047 issued and outstanding at September 30,
2011; 372,008,907 issued and outstanding at December 31,
2010	499,250	507,573
Additional paid-in-capital	21,002,217	20,553,166
Stock subscriptions	104,058	104,058
Accumulated deficit	(23,850,910)	(25,827,312)
Accumulated other comprehensive (loss) income		-

Total stockholders' deficit	(2,238,885)	(4,655,990)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,934,555	$2,645,797

DUTCH GOLD RESOURCES INC
INCOME_STATEMENT
Form Type: 10-Q
Period End: Sep 30, 2012
Date Filed: Nov 20, 2012

DUTCH GOLD RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
	2012	2011	2012	2011

Revenue	15000

Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operational Expenses

Selling, general and administrative expenses	125,490	226,064	425,284	1,092,580
Professional fees	34,599	75,201	130,952	554,931
Rent and repairs and maintenance	7,231	7,263	36,748	36,780
Depreciation	0	0	0	(55,500)
				246,415
Total operating expenses	167,320	311,065	592,984	1,875,206

Operating loss	(167,320)	(311,065)	(592,984)	(1,875,206)

Other income (expense)

Interest expense, net	(183,742)	(315,378)	(547,974)	(1,331,143.00)
Financial settlement expense	0	60,572	0	6,391
Write-off of other assets	-	-
Gain from sale of equipment	0	55,500
Change in fair value of warrants	(19,544)	(143,676)	(65,551)	(152,908)
Gain from reversal of accruals	-	-	-	0
Gain from settlement of accounts payable	-	-	-	0
Gain from sale of Aultra investment	-	(190,667)	-	(190,667)
Realized (loss) gain on sale of securities	0	(884,697)		(846,128.00)
			(613,525)
Loss before income taxes	(366,913)	(1,784,911)	(1,366,991)	(4,389,661)

Provision for income taxes	-	0	-	-

Net loss	(366,913)	(1,784,911)	(1,366,991)	(4,389,661)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average shares outstanding	2,007,230,047	499,250,000	2,007,230,047	481,955,023

DUTCH GOLD RESOURCES INC
CASH_FLOW2
Form Type: 10-Q
Period End: Sep 30, 2012
Date Filed: Nov 20, 2012

DUTCH GOLD RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Operating activities:

Net loss	$(1,366,991)	$(4,389,661)
Adjustments to reconcile net loss to cash used in operating activities		(100,000)
Gain from debt settlement	0	(361,277)
Loss from write-off of other assets	0	110,000
Gain from sale of equipment		0
Common stock issued for services	40,100	1,386,000
Common stock issued to extend certain convertible note	0	48,800
maturity dates	0	10,000
Common stock issued for other settlements	50,000	54,181
Preferred stock issued in exchange for services		122,000
Loss resulting from debt settlement agreement (Note 7)	41,256	(55,500)
maturity dates	0	0
Accretion of debt discount	525,884	819,874
Depreciation	0	246,415
Stock compensation expense	52,017	52,017
Change in fair value of warrants	32,110	152,908
Amortization of deferred financing costs	(12,032)	19,053
Gain on sale of Aultra Investment	0	0
Net realized loss on sale of securities	0	846,128
Changes in assets and liabilities	0	190,667
Gain from debt settlement	0	(61,572)
Accounts payable	32,373	68,363
Accounts payable-related parties	273,950	(125,239)
Accrued liabilities	(50,644)	196,346

Net cash used in operating activities	(381,977)	(1,648,912)

Investing activities:
Proceeds from sale of available-for- sale securities	0	413,744
Purchases of available-for-sale securities	0	(43,622)
Purchases under subscription agreement	0	(100,000)
Investments in notes receivable	0	(41,000)

Net cash provided by investing activities	0	229,122

Financing activities:
Proceeds from sale of common stock	0	250,000
Proceeds from stock subscriptions	0	40,320
Deferred financing costs	(12,500)	26,550
Proceeds from loans from shareholders	98,433	111,000
Proceeds from notes payable-related parties	0	550,000
Proceeds from convertible notes payable	187,500	418,000

Net cash provided by financing activities	273,433	1,302,450

Net increase in cash and cash equivalents	903	117,340

Cash and cash equivalents at beginning of period	199	127,397

Cash and cash equivalents at end of period	1,102	10,057

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for interest	0	0

Non-cash Transactions:
Common stock issued to settle debt	0	1,057,483
Common stock issued to settle accrued expenses	0	78,107
Proceeds from sale of equipment applied to payroll liability	0
Reduction of Warrant Liability due to Expiraation of Warrants	0	456,643

DUTCH GOLD RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2011, included in the 2011 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2011 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2011 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results expected for the full year.

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, accounting guidance was issued which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity.  The Company adopted this standard on January 1, 2012.  As the new adoption relates to presentation only, the adoption of this standard did not have a material effect on the Company's financial position or results of operations.

NOTE 3—FAIR VALUE MEASUREMENT

The Company measures its investments based on a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observables used in measuring assets and liabilities at fair value. Market price observables is affected by a number of factors, including the type of asset or liability and their characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:

●	Level 1—Quoted prices in active markets for identical instruments.

●
Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

●	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company categorizes its investments as either trading, available for sale, or held to maturity. The Company does not hold any securities that we believe would be considered held to maturity. Prior to third quarter 2011, the Company’s investments were comprised of available-for-sale securities carried at fair value with unrealized gains and losses, net of applicable income taxes, recorded within accumulated other comprehensive income. As of September 30, 2012, as discussed in Note 4, these investments which consist of Shamika 2 Gold common stock are classified as trading securities with any unrealized gains and losses recorded in earnings. The Company reviews its investments quarterly for declines in market value that are other than temporary in addition to re-evaluating the investment classification. No investments were deemed permanently impaired at September 30, 2012.

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

NOTE 4—INVESTMENTS IN SECURITIES

On March 26, 2010, the Company acquired 4,950,000 shares of common stock of Shamika 2 Gold with an investment value of $1,237,500. Securities to be held for indefinite periods of time, but not necessarily to be held to maturity or on a long-term basis, are classified as available for sale and carried at fair value with unrealized gains or losses reported as a separate component of shareholders' deficit in accumulated other comprehensive (loss) income in the condensed consolidated balance sheets. As of December 31, 2010, the Company held 4,905,000 Shamika 2 Gold shares and recorded a fair value of $3,188,250 as investments available for sale with $1,962,000 recorded as an unrealized gain in accumulated other comprehensive income. As of September 30, 2011, the Company held 4,792,836 shares with a fair value recorded of $1,150,281 and a $71,675 unrealized loss in its investment recorded in accumulated other comprehensive loss. Other comprehensive loss recorded during three month period ended September 30, 2011 due to a decrease in the fair market value of Shamika 2 Gold’s shares was $2,033,675. Through September 30, 2011, based on management’s intent of holding the majority of the shares in Shamika 2 Gold equity security, the investment was classified as a short term investment in available for sale securities. During third quarter 2011, due to difficulties experienced in raising capital to fund operations and due to capital needed to pursue and develop current projects, along with the fact that the Shamika 2 Gold shares had continued to decrease in fair value over the period that the Company has held the shares, management made the decision to liquidate the majority of its investment in Shamika 2 Gold. 3,437,836 shares were liquidated during third quarter 2011 which resulted in cash proceeds of $147,508. In addition, during third quarter 2011, 600,000 shares of Shamika 2 Gold were transferred to certain noteholders for consideration to extend these noteholders forbearance rights to covert notes into shares of common stock. This disposition and transfer of shares resulted in a realized loss on the previously classified available for sale securities of $884,697 and as of December 31, 2011, all amounts previously recorded through accumulated other comprehensive income were realized ($1,962,000). During the third quarter of 2011, resulting from purchases made previously under subscription agreements, the Company also received 666,672 shares of Shamika 2 Gold and recorded the fair value of the investment of $9,333 as an investment in trading securities

For the year ended December 31, 2011, the Company recorded $200,000 as an unrealized loss on trading securities in its consolidated statements of operations for the remaining Shamika 2 Gold shares held. There was no material change in fair value of the Shamika 2 Gold common stock from December 31, 2011 to September 30, 2012 and therefore no additional accounting entries have been recorded for the three month period ending September 30, 2012 related to this investment. The common stock of Shamika 2 Gold is quoted on the Over-the-Counter Bulletin Board under the symbol “SHMX” and is, therefore, considered a Level 1investment in the fair value hierarchy.

NOTE 5—OTHER CURRENT ASSETS

Other current assets are comprised of:

	September 30, 2012	December 31, 2011

Performance Bond	$50,000	$50,000

Total other current assets	$50,000	$50,000

In March 2011, the Company issued an unsecured promissory note to Trellis Corporation in the amount of $41,000 as an advance to Trellis pertaining to their mining operations. The note bears an annual interest rate of 8% and is due upon demand. As payment has not been received pertaining to this note, the Company has fully reserved the note balance including accrued interest earned as of September 30, 2012 and December 31, 2011. The $50,000 performance bond relates to the Company’s closed Benton Mine operation in Oregon. The funds will be released to the Company based on the completion of certain reclamation work.

NOTE 6—MINERAL PROPERTIES AND PROPERTIES, PLANT AND EQUIPMENT

	September 30,	December 31,
	2012	2011

Mine and Mill Equipment	$2,173,628	$2,173,628
Mineral Properties	2,581,155	2,581,155
	$4,754,783	$4,754,783
Less: accumulated depreciation, depletion and amortization	2,173,628	2,173,628
Net carrying value	$2,581,155	$2,581,155

There was no entry charged to operations for depreciation expense for three month period ended September 30, 2012. As the Company’s mine and mill equipment assets were fully depreciated as of December 31, 2011, no depreciation expense was recorded for the three month period ended September 30, 2012.With the acquisition of the Basin Gulch Project and the Jungo Project, we also acquired certain mining claims and permits. The mineral rights obtained resulting from the January 6, 2010 Asset Purchase Agreement executed between the Company and Aultra Gold, Inc. were fair valued at $2,581,155 and are presented as Mineral Properties on the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011. Since that time, we have not commenced any mining operations; therefore, we have not recorded any amortization expense related to any capitalized amounts. Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new projects, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of the recoverable amount whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. As of September 30, 2012, the Company does not believe that impairment indicators exist related to its long-lived assets.

The Internal Revenue Service has a Federal lien on the Company’s subsidiary Dutch Mining, LLC’s equipment, real property and leases in the amount of $505,114 as of September 30, 2012 and December 31, 2011. The State of Oregon Department of Revenue, Department of Employment and Bureau of Labor & Industries has a lien on the Company’s subsidiary Dutch Mining, LLC’s personal and real property in the amount of $217,867 as of September 30, 2012 and December 31, 2011. These liens arose from unpaid Federal and state payroll taxes from the closed Benton Mine operation in Oregon. During fiscal 2011, the Company sold certain fully depreciated equipment and applied the proceeds received against the Company’s State of Oregon Department of Revenue payroll liability lien.

The aforementioned unpaid payroll liabilities aggregating $722,981 as of September 30, 2012 and December 31, 2011, are recorded as Payroll Liabilities, under Current Liabilities in the Company’s condensed consolidated financial statements. The Company has accrued for penalties and interest associated with these liens noted above.

NOTE 7—CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable is comprised of:

	September 30,	December 31,
	2012	2011

Convertible Promissory Notes	$535,000	$589,920
Convertible Debentures	385,975	355,000
	$920,975	$944,920
Less: unamortized debt discount	86,231	101,460
Net carrying value	$834,744	$843,460

The Company had convertible promissory notes outstanding at September 30, 2012 and December 31, 2011 in the amount of $535,000 and $589,920, respectively. These notes bear interest at rates ranging from 8% to 21% per annum and mature within the next twelve months. Under the convertibility terms of the convertible promissory notes, the principal, plus accrued interest can be converted immediately upon maturity, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

The Company had convertible debentures outstanding at September 30, 2012 and December 31, 2011 in the amount of $385,975. The debentures bear interest at rates ranging from 8% to 12% per annum. Under the convertibility terms of the debenture, the principal, plus accrued interest can be converted immediately, at the option of the holder, either in whole, or in part, into fully paid common shares of the Company.

The convertible promissory notes and the convertible debenture contain a beneficial conversion feature that allows the holder of the note to convert the note into common shares of the Company at a price less than market. This beneficial conversion amount is recorded as a discount to the principal amount of the note and is amortized to interest expense utilizing the straight-line method over the term of the related note as the results are not materially different from those which would result from the interest method.

As of September 30, 2012 and December 31, 2011, $86,231 and $101,460, respectively, in unamortized discount remained associated with convertible notes outstanding. As of September 30, 2012, deferred financing costs net of amortization of $2,950 remains related to obtaining convertible notes executed. The deferred financing fees are amortized to interest expense over the term of the related convertible note agreement.

In January 2012, the Company entered into a debt settlement agreement with two convertible promissory noteholders relating to $177,420 in principal amounts owed to the noteholders, excluding accrued interest. This note balance along with accrued interest was outstanding and due to the noteholders as of December 31, 2011 and the Company did not have sufficient shares of common stock to satisfy the conversion terms of the notes at that time. The debt settlement agreement executed in January 2012 allows the Company to satisfy its obligations through the issuance of common stock with an aggregate value at the time of issuance of $260,000 ($130,000 per noteholder) in order to satisfy the convertible promissory note obligations. The settlement agreement allows the Company to issue to each noteholder 10,000,000 shares of common stock on the 15th day of each month. The value of the issuance of these shares less a 50% discount to the market price of the common stock when issued reduces the $260,000 debt settlement obligation. For the six months ended September 30, 2012, the Company issued 43,000,000 shares of common stock to the noteholders which resulted in a $34,000 reduction in the debt settlement obligation. The remaining $183,000 debt settlement obligation is recorded as of September 30, 2012 on the condensed consolidated balance sheet. The debt settlement agreement resulted in a loss on settlement of $34,000 which is recorded as interest expense in the condensed consolidated statements of operations and comprehensive loss for the three month period ended September 30, 2012. The Company expects that the remaining debt settlement obligation will be satisfied through the issuance of common shares within twelve months of September 30, 2012 and therefore has classified the remaining obligation as a current liability. The Company does have the option at any time to prepay the remaining settlement obligation in cash.

NOTE 8—NOTES PAYABLE

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $250,000 to Gabriela Dienhart-Engel. The note is dated July 31, 2006 and carries an interest rate of 6.0%. The note is partially secured by the title to the Gold Bug mine. The balance outstanding at September, 2012 and December 31, 2011 was $250,000.

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $100,000 to Caruso-Dienhart TBE Family Trust, LLC., a Company related to the former Chairman of the Board, Ewald Dienhart. The note is dated July 31, 2006 and carries an interest rate of 6.0%. The note is partially secured by the Gold Bug certain equipment and mine used by the Company. The balance outstanding at September 30, 2012 and December 31, 2011was $50,000.

The Company assumed a note that was issued by Dutch Mining, LLC in the amount of $950,000 to Josef Bauer for working capital. The note is guaranteed by Ewald Dienhart and carries an interest rate of 8.0%. The balance outstanding at September 30, 2012 and December 31, 2011 was $950,000.

All notes listed above are due on demand. In addition, the balances presented for the notes above and below exclude interest owed. Interest is accrued by the Company and recorded on the condensed consolidated balance sheet as an accrued liability.

The Company owes $104,000 at an interest rate of 7% for a short-term note at September 30, 2012 and December 31, 2011 to Embassy International, LLC, a Florida limited liability company. This note matured on November 10, 2011 and remains unpaid.

The Company owes $136,000 at an interest rate of 7% for a short-term note at September 30, 2012 and December 31, 2011 to Embassy International, LLC, a Florida limited liability company. This note matured on November 10, 2011 and remains unpaid.

The Company owes $258,000 at an interest rate of 6% for a short-term note at September 30, 2012 and December 31, 2011 to Embassy International, LLC, a Florida limited liability. The note matured on February 16, 2012 and remains unpaid.

The Company owes in aggregate $300,000 at an interest rate of 7% for four short-term notes at September 30, 2012 and December 31, 2011 to Embassy International, LLC, a Florida limited liability company. This noted matured on February 15, 2012 and remains unpaid.

The Company owes $82,500 at an interest rate of 6% for a short term note at September 30, 2012 and December 31, 2011 to Embassy International, LLC, a Florida limited liability company This note matured on September 30, 2012 and remains unpaid.

The Company owes $117,500 at an interest rate of 7% for a short term note at September 30, 2012 and December 31, 2011 to Embassy International, LLC, a Florida limited liability company. This note matured on April 1, 2012 and remains unpaid.

The Company owes $35,000 at an interest rate of 7% for a short term note at September 30, 2012  and December 31, 2011 to Embassy International, LLC, a Florida limited liability company. This note matured twelve months from May 5, 2011 and remains unpaid.

The Company owes $90,000 at an interest rate of 6% for a short-term note at September 30, 2012 and December 31, 2011 to Caruso-Dienhart TBE Family Trust, LLC. This note matures in twelve months from May 26, 2011.

The Company owes $25,000 at an interest rate of 7% for a short term note at September 30, 2012 to Embassy International, LLC, a Florida limited liability company controlled by the family of the former Chairman of the Board. This note matured on September 30, 2012 and remains unpaid.

The Company owes Tom Leahey, CFO of Dutch Gold Resources, Inc., $25,000 with a balloon and interest payment of $10,000 due at maturity for a short term note at September 30, 2012 and December 31, 2011. This note matured on October 28, 2011 and remains unpaid. This is a related party note payable.

The Company borrowed $12,000 from Paul Papi, a shareholder, on September 13, 2012 under a promissory note due one year from the date of execution. The note is convertible. Proceeds were used for corporate general expenses.

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

The Company entered into a convertible note with Asher Enterprises, Inc. in the amount of $45,000 on September 6. 2012. Said note matures nine months from the date of execution and is convertible. Proceeds were used for corporate general expenses and working capital.

The Company entered into a convertible note with Asher Enterprises, Inc. in the amount of $42,500 on September 13. 2012. Said note matures nine months from the date of execution and is convertible. Proceeds were used for corporate general expenses and working capital.

The Company entered into a convertible note with Hanover Holdings I, LLC. in the amount of $6,500 on September 25. 2012. Said note matures nine months from the date of execution and is convertible. Proceeds were used for corporate general expenses and working capital.

NOTE 9—CAPITAL STOCK

Preferred Stock

As of September 30, 2012, the Company had 2,000,000, 4,500,000 and 25,000 shares of its $0.001 par value Series A, Series B and Series C Convertible Preferred stock, respectively, issued and outstanding. There were no Series A, Series B or Series C additional issuances for the three month period ended September 30, 2012. The Series A, Series B and Series C Convertible Preferred stock provides the conversion right to common shares along with voting rights  over common shareholders but are not entitled to dividends or a liquidation preference. Each share of Series A, Series B and Series C Convertible Preferred stock is convertible into shares of common stock at the rate of 10 shares, 10 shares and 500 shares, respectively. In addition, each share of Series A, Series B and Series C Convertible Preferred stock is entitled to 350, 400 and 500 votes, respectively, on all matters which holders of common stock are entitled to vote upon.

On March 5, 2012, 4,000,000 shares of Series D Preferred stock were issued to an executive as a poison pill defense against possible takeover measures. Management, with the consent of the Board of the Directors who approved the issuance, determined that the fair value of the Series D Preferred stock grant as $50,000. The $50,000 non-cash expense related to this transaction has been recorded in the line Selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss for the three month period ended September 30, 2012.  Each share of Series D Preferred stock shall be entitled to 400 votes on all matters which holders of common are entitled to vote upon. The Series D Preferred stock is not convertible, not entitled to dividends and there is no liquidation preference

Common Stock

As of September 30, 2012, the Company had 2,392,680,847 shares of its $0.001 par value common stock issued and outstanding. 286,250,000 shares of common stock were issued during the three months ended September 30, 2012, to retire various debt and payable obligations of the Company based upon the actual balance and any accrued interest.  As of September 30, 2012, the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2011	23,302,500	$0.09	-
Granted	-	-	-
Forfeited/Expired	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2012	23,302,500	$0.09	$0

No warrants were issued for the three-month periods ended September 30, 2012 and 2011. The warrants outstanding do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model as of the issuance date. Some of the warrants provide that in the event the Company is unable to issue registered shares upon exercise, the warrant holders are entitled, under securities laws, to receive freely tradable shares pursuant to a "cashless exercise" provision. However, based on interpretation of ASC 815, there is a required presumption of net cash settlement.

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

As of September 30, 2012 and December 31, 2011, the fair value of the warrants was determined to be $484,861 and $724,861, respectively. We recorded $26,463 for the three months ended September 30, 2012 in losses in the condensed consolidated statements of operations and comprehensive loss resulting from the revaluation of the warrant liability.

The outstanding warrants as of September 30, 2012 have exercise prices ranging from $0.01 to $1.15 with expiration dates ranging from September 9, 2012 to December 9, 2014. The remaining weighted average contractual life of warrants outstanding as of September 30, 2012 is 1.00 years.

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

As of September 30, 2012 and December 31, 2011, 4,000,000 options were outstanding with a weighted average exercise price of $0.005 with 4,000,000 options vested and exercisable. There was no intrinsic value related to these options at September 30, 2012 and December 31, 2011.

NOTE 11—PER SHARE DATA

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, convertible notes and convertible preferred stock.

The Company has excluded all common equivalent shares outstanding for warrants, convertible notes and convertible preferred stock to purchase common stock from the calculation of diluted net loss per share because all such securities are anti-dilutive for the periods presented. As of September 30, 2012, the Company had 18,302,500 warrants, 4,000,000 options, 1,987,500,000 and 83,500,000 potential shares which may be issued resulting from the provisions of convertible notes and convertible preferred stock respectively. As of December 31, 2011, the Company had 23,302,500 warrants, 4,000,000 options, 1,214,830,512 and 77,500,000 potential shares which may be issued resulting from the provisions of convertible notes and convertible preferred stock, respectively.

NOTE 12—RELATED PARTY TRANSACTIONS

Accounts Payable-related parties

Daniel W. Hollis, CEO of Dutch Gold Resources, Inc. has a balance owing to him of $336,845 and $257,056 as of September 30, 2012 and December 31, 2011, respectively, related to cash advanced to the Company for general corporate uses and for unpaid management fees for services performed and reimbursable expenditures incurred. On September 26, 2012, Mr. Hollis agreed to convert $10,000 of the balance owed to him into common shares of the Company, at prevailing market rates for other such conversions at the time. As shares were unavailable for issue, no expense was recognized for the quarter.

Rauno Perttu, COO of Dutch Gold Resources, Inc. has a balance owing to him of $352,704 and $290,704 as of September 30, 2012 and December 31, 2011, respectively. Amounts owed to Rauno Perttu primarily relate to unpaid management fees owed for services performed and amounts owed resulting from liabilities assumed by Rauno Perttu resulting from a previous acquisition by the Company in which the Company agreed to reimburse Rauno Perttu for these obligations. On September 26, 2012, Mr. Perttu agreed to convert $10,000 of the balance owed to him into common shares of the Company, at prevailing market rates for other such conversions at the time. As shares were unavailable for issue, no expense was recognized for the quarter.

Thomas Leahey, CFO of Dutch Gold Resources, Inc. has a balance owing to him of $96,512 and $51,323 as of September 30, 2012 and December 31, 2011, respectively, related to unpaid management fees and other expenses.

NOTE 13—FINANCIAL CONDITION AND GOING CONCERN

As of September 30, 2012, the Company had cash on hand of $2,212 and a working capital deficit of approximately $7.3 million and has incurred a loss from operations for the three months ended September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, as of September 30, 2012, the Company does not have the authorized shares available for issuance in order to satisfy the conversion features related to its financial instruments or equity awards granted. The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies. However, as of the date of these consolidated financial statements, no formal agreement exists. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going concern.

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

The Company’s condensed consolidated balance sheets as of September 301, 2012 and December 31, 2011, reflected an accrued liability of $162,000 pertaining to amounts that the Company believes will be owed related to professional services performed by a vendor previously. The amount accrued approximates the judgment that was received pertaining to this claim. In addition, the Company has recorded $50,000 in payroll liabilities as of September 30, 2012 and December 31, 2011 related to an existing claim pertaining to personnel services previously performed.

Legal Proceedings

Redwood Management, LLC vs. Dutch Gold Resources, Inc .

On October 20, 2010, Redwood Management LLC (“Redwood”) commenced an action in the 17th Judicial Circuit in and for Broward County Florida alleging that the company failed to deliver payment on certain convertible notes issued to Redwood by the Company. A default judgment was entered against Company. The Company plans to reopen the default judgment and vigorously defend the allegations and such claims.  The Company expects to counter-claim against Redwood for damages suffered, it believes, in connection the Redwood transactions.

Hunter vs. Dutch Gold Resources, Inc.

On December 12, 2011, Timothy Hunter, former employee of Dutch Mining, LLC, brought a labor/contract claim against Dutch Mining, LLC and the Company in the United States District Court for the District of Oregon Portland Division. The Plaintiff seeks payments under certain contract between him and Dutch Mining, LLC. The Company has made the appropriate provisions relating to this claim in its financial statements as of September 30, 2012.

James De Smet vs. Dutch Mining, LLC

On February 12, 2011, James De Smet commenced an action for a trade payables claim against Dutch Mining LLC in the amount of $17,213.96. On September 23, 2011, a default judgment was entered against Dutch Mining, LLC in the Circuit Court of the State of Oregon for Josephine County. The Company has made the appropriate provisions relating to this claim in its financial statements as of September 30, 2012.

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

Thompson Law LLC vs. Dutch Gold Resources, Inc.

On January 20, 2011, Thompson Law LLC, filed an action against the Company in the Superior Court of the County of Fulton. The Company has entered into a settlement agreement with the Plaintiff and has made the appropriate provisions relating to this settlement in its financial statements as of September 30, 2012.

Lippert/Heilshorn vs. Dutch Gold Resources, Inc.

Lippert/Heilshorn commenced an action to collect consulting fees allegedly owed by the Corporation and Shamika 2 Gold, Inc. in the alleged, aggregate amount of $51,442.57. The Company is subject to a default judgment in the amount of $60,205.49.

BG Holdings, LLC vs Dutch Gold Resources, Inc.

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

Stage 2 advance production royalties:

To further evaluate and develop the minerals, AGDI fulfilled the following obligations:

i) By September 10, 2006, it paid a cash payment of $15,000 directly to the underlying property owner;

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

Should production be suspended for a period of 6 months or longer, the twice annual advance production royalty of $25,000 listed above resumes. Upon the completion of payments totaling $8,000,000, the Company will have purchased the mineral rights to this property. As of September 30, 2012, production had not commenced and, therefore, the Stage 3 related production royalties were not owed.

JUNGO

On September 1, 2007, the Company entered into a formal binding Agreement of Purchase and Sale (the "Agreement") with W.R. Hansen, an individual (the “Seller”), pursuant to which the Company acquired from the Seller certain mining claims together with all improvements and all equipment owned by the Seller located thereon, located in Humboldt County, State of Nevada (the “Property”). In consideration of the purchase of the Property, the Company agreed to: (i) reimburse the Seller for all staking and filing costs related to the Property, (ii) issue to the Seller 50,000 restricted shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), valued at $0.50 per share, (iii) upon its sole determination of sufficient mineralization to place the Property in production, to further issue to the Seller an additional 50,000 restricted shares of the Company’s Common Stock, such that the Company shall make such a determination not later than 30 days following the acquisition of the data contemplated by paragraph 3.3 of the Agreement, (iv) not later than 10 days following the date the Property is placed into development for production of metals, to issue to the Seller an additional 100,000 restricted shares of the Company’s Common Stock, and (v) as further consideration after the Property is placed in production, to direct to the Seller a monthly Net Smelter Royalty of 2% upon all gold, silver, copper, or other metals (the “Metals”) produced and sold from the Property (each royalty payment shall be paid not later than 30 days following the last day of the month in which the metals were produced and sold). Closing of the sale and purchase of the Property occurred on the same date, as under the Agreement both the Company and the Seller have performed their mutual obligations under paragraph 2.2 and Section 4 thereof. As of September 30, 2012, the Jungo property was not in production.

On August 29, 2011, the Company entered into a definitive agreement to lease out the Jungo Project. The Company entered into a lease agreement with Avidian Gold US, Inc. (Avidian). Avidian, which has a portfolio of projects in Nevada, expects to conduct additional drilling on the property in 2012. The agreement calls for Avidian to pay an advance royalty to the Company and to grant an industry standard Net Smelter Return to the Company. The Company received the initial royalty payment in the amount of $15,000. Production had not commenced therefore the amount received is reflected as Deferred production royalty revenue on the Company’s Condensed Consolidated Balance Sheets at September 30, 2012. The Company will also receive 150,000 common shares in Avidian which will be accounted for under the cost method. This ownership in Avidian is less than 5% and the Company’s initial value of its investment is $0 as Avidian is a startup company.  Avidian is current on its advance royalty payments.

RadarNica Nicaragua Joint Venture

On June 8, 2012, the Company entered into an e agreement to develop properties in various concessions with RadarNicaSA. The Company has agreed to provide various services to RadarNica, including but not limited to technical expertise, geological consulting, material and equipment support to RadarNica at various concessions where RadarNica purchases and processes ores from artisanal miners.  The agreement provides that the Company shall have first right of refusal on all properties generated by RadarNica.  Currently artisanal mining is prevalent in Nicaragua by cooperatives that produce ore by rudimentary methods.  Typically, metal recovery takes place using environmentally damaging processes.  The Company intends to introduce “green” recovery techniques and to provide remediation support to support the environment.

The Company is currently evaluating data as to the optimal first operation in the country and expects to launch operations early in 2013, with some initial efforts being undertaken in 2012.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	unexpected changes in business and economic conditions;
●	significant increases or decreases in gold prices;
●	unanticipated grade changes;
●	metallurgy, processing, access, availability of materials, equipment, supplies and water;
●	results of current and future exploration activities;
●	results of pending and future feasibility studies;
●	joint venture relationships;
●	local and community impacts and issues;
●	timing of receipt of government approvals;
●	accidents and labor disputes;
●	environmental costs and risks;
●	competitive factors, including competition for property acquisitions; and
●	availability of external financing at reasonable rates or at all.

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

On September7, 2012, the afternoon fixing gold price on the London Bullion Market was $1,623 per ounce and the spot market gold price on the New York Commodity Exchange was $1,622 per ounce.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for gold per ounce on the London Bullion Market over the past nine years:

Year	High	Low	Average

2003	416	320	363

2004	454	375	410

2005	537	411	445

2006	725	525	603

2007	841	608	695

2008	1,011	713	872

2009	1,146	810	978

2010	1,421	1,058	1,225

2011	1,900	1,429	1,625

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

Employees

As of September 30, 2012, we had 3 employees. Our employees in the U.S. include a geologist, who is our Chief Operating Officer, office administrator, accountant and the Chief Executive Officer and Chief Financial Officer. The Company believes we have good relations with our employees. We also engage independent contractors in connection with the exploration of our properties, such as drillers, geophysicists, geologists and other technical disciplines from time to time.

Results of Operations

During the three-month period ended September 30, 2012, the Company incurred operating expenses of $167,320 as compared to operating expenses of $311,065 for the three-month period ended September 30, 2011.  Selling, general and administrative expenses decreased by $160,085 for the three month period ended September 30, 2012 when compared to the same period in the prior year and professional fees decreased by $40,602 when compared to the same period in the prior period. Selling, general and administrative expenses increased for the three months ended September 30, 2012 as management focused on controlling expenses and conserving cash to fund necessary operations during the quarter, however there were certain adjustments made in the comparable period of 2011which offset most ordinary operating expenses.

The 2011 professional fees were primarily related to services performed by financial consultants and legal fees incurred in connection with assisting the Company in raising funds and pursuing possible acquisitions. In 2012, as the Company still incurred related expenditures, management was able to rely less on outside consultants and raise additional funds internally through previously established relationships. In addition, the overall volume of funds raised in second quarter 2012 compared to second quarter 2011 decreased which resulted in a corresponding decrease in professional fees. Also, the fact that the Company’s property, plant and equipment were fully depreciated as of September 30, 2012 resulted in no depreciation expense in third quarter 2012 compared to $6,537 recorded in the prior year comparable period.

Interest expense decreased by $131,636 for the three month period ended September 30, 2012 when compared to the same period in 2011.  Interest expense recorded for the three month period ended September 30, 2011 was higher resulting from interest recorded on a large number of convertible notes that were issued in late 2010 and early 2011. The accretion of the related debt discount and amortization of the related deferred financing costs incurred in obtaining these convertible notes resulted in a large amount of interest expense reported for the three month period ended September 30, 2011. As there were fewer similar notes issued towards the end of 2011 and in first quarter 2012, and as the debt discount and amortization related to the notes issued in late 2010 and early 2011 were close to being fully amortized due to the short term nature of the arrangements prior to first quarter 2012, there was less interest expense recorded for the three month period ended September 30, 2012.

The Company's net loss during the three -month period ended September 30, 2012 was $366,913 as compared to a net loss of $1,784,911 during the three-month period ended September 30, 2011 due to the factors discussed above.

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

Liquidity and Capital Resources

We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of debt. With limited liquid assets and fully depreciated fixed assets, the availability of funds from traditional sources of debt will be limited and we cannot assure that there will be a source of funds in the future. The Company will take sufficient action to raise additional debt and or equity as the markets will allow. In addition, as of September 30, 2012, the Company does not have the authorized shares available for issuance in order to satisfy the conversion features related to its financial instruments or equity awards granted.

As of September 30, 2012, we had a cash balance of $1,102. We estimate that, based upon our current business, we will require up to $4 million over the next two years. However, the Company cannot properly anticipate the capital expenditures and working capital needed in connection with its operations and development.  Although not certain or guaranteed, the Company believes it has access to sufficient funding for the next twelve months. We have no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we may be unable to continue our operations.

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

Redwood Management, LLC vs. Dutch Gold Resources, Inc.

On October 20, 2010, Redwood Management LLC (“Redwood”) commenced an action in the 17 th Judicial Circuit in and for Broward County Florida alleging that the company failed to deliver payment on certain convertible notes issued to Redwood by the Company. A default judgment was entered against Company.

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

Jassam Al Kassab vs. Dutch Gold, Inc., Et Al .

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

Lippert/Heilshorn vs. Dutch Gold Resources, Inc.

Lippert/Heilshorn commenced an action to collect consulting fees allegedly owed by the Corporation and Shamika 2 Gold, Inc. in the alleged, aggregate amount of $51,442.57. The Company has had a judgement entered against it which it intends to appeal.

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

The Company borrowed $36,000 from Paul Papi, a shareholder, on September 13, 2012 under a promissory note due one year from the date of execution. The note is convertible. Proceeds were used for corporate general expenses.

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

The Company entered into a convertible note with Asher Enterprises, Inc. in the amount of $45,000 on September 6. 2012. Said note matures nine months from the date of execution and is convertible. Proceeds were used for corporate general expenses and working capital.

The Company entered into a convertible note with Asher Enterprises, Inc. in the amount of $42,500 on September 13. 2012. Said note matures nine months from the date of execution and is convertible. Proceeds were used for corporate general expenses and working capital.

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

On September 4, 2012, Asher Enterprises Inc. converted $17,500 of an existing promissory note into 61,250,000 shares of common stock of the Company.

On September 8, 2012, Asher Enterprises Inc. converted $15,000 of an existing promissory note into 46,875,000 shares of common stock of the Company.

On September 12, 2012, Asher Enterprises Inc. converted $17,000 of an existing promissory note into 60,000,000 shares of common stock of the Company.

On September 18, 2012, Asher Enterprises Inc. converted $13,000 of an existing promissory note into 59,200,000 shares of common stock of the Company.

On September 20. 2012, Asher Enterprises Inc. converted $12,500 of an existing promissory note into 62,500,000 shares of common stock of the Company.

On September 28, 2012, Asher Enterprises Inc. converted $9,000 of an existing promissory note into 60,00,000 shares of common stock of the Company.

On the fifteenth of July, August and September of 2012, War Chest Capital MultiStrategy Fund LLC converted $2,000, $2,000 and $1,500 into 10,000,000 shares of common stock each month.

On the fifteenth of July, August and September of 2012, Barclay Lyons LLC converted $2,000, $2,000 and $1,500 into 10,000,000 shares of common stock each month.

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

(a) Exhibits .

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

(b) Reports on Form 8-K. During the fiscal quarter ended September 30, 2012, the Company filed the following Current Reports on Form 8-K:

On July 11, 2012, the Registrant filed a Form 8-K disclosing entering into Joint Venture Agreement (“Agreement”) with RadarNica, SA to develop the Villa Nueva 1 mines.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCH GOLD RESOURCES, INC.

Date: November 20, 2012	By:	/s/Daniel W. Hollis
Name: Daniel W. Hollis Title: Chief Executive Officer, Director
(principal executive officer)

Date: November 20, 2012	By:	/s/ Thomas Leahey
Name: Thomas Leahey Title: Chief Financial Officer
(principal accounting officer)